Form 10-Q
period 2013-09-30
FTD Companies, Inc.
filed 2013-11-06
CIK 1575360

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission file number 000-33367

FTD Companies, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	32-0255852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3113 Woodcreek Drive Downers Grove, Illinois (Address of principal executive offices)	60515 (Zip Code)

(630) 719-7800
(Registrant's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒*

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐*

*The registrant became subject to the requirements on October 1, 2013.

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        There were 18,583,927 shares of the Registrant's common stock outstanding at November 1, 2013.

FTD COMPANIES, INC.
INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2013

        FTD Companies, Inc. was a wholly owned subsidiary of United Online, Inc. ("United Online") until November 1, 2013. On November 1, 2013, United Online completed the separation of United Online into two independent, publicly traded companies: FTD Companies, Inc. and United Online (the "Separation"). The Separation was effected by a distribution by United Online of all of the issued and outstanding shares of FTD Companies, Inc. common stock to United Online stockholders. United Online stockholders of record as of the record date, October 10, 2013, received one share of FTD common stock for every five shares of United Online common stock they held. FTD Companies, Inc.'s

Registration Statement on Form 10 was declared effective by the U. S. Securities and Exchange Commission (the "SEC") on October 1, 2013 (the "Form 10").

        In this document, references to "FTD," the "Company," "we," "us" and "our" refer to FTD Companies, Inc. and its consolidated subsidiaries, after giving effect to the Separation.

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about our strategies; the expected benefits of our separation from United Online; future financial performance; revenues; metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness and invest in initiatives; our products and services; pricing; marketing plans; competition; settlement of legal matters; and the impact of accounting pronouncements. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FTD COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$28,347	$67,347
Accounts receivable, net of allowances of $8,876 and $9,509 at September 30, 2013 and December 31, 2012, respectively	27,201	26,155
Inventories	6,084	7,996
Deferred tax assets, net	6,056	5,882
Prepaid expenses	5,975	5,485

Total current assets	73,663	112,865
Property and equipment, net	31,212	31,169
Intangible assets, net	175,367	194,288
Goodwill	338,743	333,987
Other assets	14,826	12,320

Total assets	$633,811	$684,629

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$36,029	$55,702
Accrued liabilities	10,703	15,657
Accrued compensation	9,892	9,284
Deferred revenue	7,050	5,408
Income taxes payable	4,659	9,033
Current portion of long-term debt	—	10,856
Intercompany payable to United Online, Inc.	2,920	1,653

Total current liabilities	71,253	107,593
Long-term debt, net of discounts	220,000	233,144
Deferred tax liabilities, net	56,107	62,850
Other liabilities	3,057	3,744

Total liabilities	350,417	407,331

Commitments and contingencies
Equity:
Parent company investment	304,817	303,572
Accumulated other comprehensive loss	(21,423)	(26,274)

Total equity	283,394	277,298

Total liabilities and equity	$633,811	$684,629

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

FTD COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Products	$88,633	$85,753	$370,980	$359,151
Services	29,894	30,609	102,109	101,185

Total revenues	118,527	116,362	473,089	460,336
Operating expenses:
Cost of revenues—products	67,667	66,221	283,427	275,753
Cost of revenues—services	4,802	4,932	14,519	15,042
Sales and marketing	21,184	21,181	79,194	78,588
General and administrative	16,709	13,026	45,823	39,501
Amortization of intangible assets	5,721	6,431	18,524	19,092

Total operating expenses	116,083	111,791	441,487	427,976

Operating income	2,444	4,571	31,602	32,360
Interest income	153	182	496	564
Interest expense	(4,067)	(3,260)	(10,450)	(10,301)
Other income, net	25	131	265	474

Income (loss) before income taxes	(1,445)	1,624	21,913	23,097
Provision (benefit) for income taxes	(1,625)	115	6,958	7,472

Net income	$180	$1,509	$14,955	$15,625

Basic and diluted earnings per share	$0.01	$0.08	$0.80	$0.84

Basic and diluted average shares outstanding(a)	18,584	18,584	18,584	18,584

(a)
On October 31, 2013, the 10,000 shares of the Company's common stock, par value $0.01 per share, issued and outstanding immediately prior to the separation from United Online, Inc. were automatically reclassified as and became 18,583,927 shares of common stock, par value $0.0001 per share. Basic and diluted earnings per share and the average number of shares outstanding were retrospectively restated adjusting for such reclassification.

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

FTD COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$180	$1,509	$14,955	$15,625
Other comprehensive income (loss):
Foreign currency translation	8,336	5,289	4,503	7,190
Cash flow hedges:
Changes in net gains (losses) on derivatives, net of tax of $(142) and $(83) for the quarters ended September 30, 2013 and 2012 and $183 and $(444) for the nine months ended September 30, 2013 and 2012, respectively	(226)	(130)	286	(695)
Other hedges:
Changes in net gains (losses) on derivatives, net of tax of $(24) and $(59) for the quarters ended September 30, 2013 and 2012 and $39 and $(74) for the nine months ended September 30, 2013 and 2012, respectively	(37)	(92)	62	(116)

Other comprehensive income	8,073	5,067	4,851	6,379

Comprehensive income	$8,253	$6,576	$19,806	$22,004

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

FTD COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

	Parent Company Investment	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2012	$303,572	$(26,274)	$277,298
Net income	14,955	—	14,955
Net decrease in parent company investment	(13,710)	—	(13,710)
Other comprehensive income	—	4,851	4,851

Balance at September 30, 2013	$304,817	$(21,423)	$283,394

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

FTD COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$14,955	$15,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,151	26,573
Stock-based compensation	3,598	3,841
Provision for doubtful accounts receivable	1,200	1,572
Accretion of discounts and amortization of deferred financing and debt issue costs	664	821
Loss on extinguishment of debt	2,348	—
Non-cash allocations from parent company, net	715	1,717
Deferred taxes, net	(6,991)	(6,976)
Excess tax benefits from equity awards	(122)	(4)
Other, net	227	9
Changes in operating assets and liabilities:
Accounts receivable, net	(2,289)	(2,510)
Inventories	1,908	(564)
Prepaid expenses and other current assets	194	1,964
Other assets	177	(1,372)
Accounts payable	(20,895)	(15,175)
Accrued liabilities	(4,795)	(1,856)
Accrued compensation	650	498
Deferred revenue	1,690	2,079
Income taxes payable	(4,424)	5,620
Intercompany payable to United Online, Inc.	1,267	111
Other liabilities	(660)	(1,440)

Net cash provided by operating activities	14,568	30,533

Cash flows from investing activities:
Purchases of property and equipment	(6,473)	(3,772)
Purchases of intangible assets	—	(78)
Cash paid for acquisitions, net of cash acquired	—	(3,914)
Proceeds from sales of investments	124	40
Purchases of investments	(61)	(87)

Net cash used for investing activities	(6,410)	(7,811)

Cash flows from financing activities:
Proceeds from revolving credit facility	220,000	—
Payments on term loan	(246,013)	(17,663)
Payments for debt issue costs	(2,924)	—
Excess tax benefits from equity awards	122	4
Dividends paid to United Online, Inc.	(18,201)	(3,179)

Net cash used for financing activities	(47,016)	(20,838)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(142)	731
Change in cash and cash equivalents	(39,000)	2,615
Cash and cash equivalents, beginning of period	67,347	47,058

Cash and cash equivalents, end of period	$28,347	$49,673

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

FTD COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

        FTD Companies, Inc. (together with its subsidiaries, "FTD" or the "Company"), through its operating subsidiaries, is a leading provider of floral, gift and related products and services to consumers, retail florists and other retail locations primarily in the United States ("U.S."), Canada, the United Kingdom ("U.K."), and the Republic of Ireland. The business uses the highly-recognized FTD and Interflora brands, both supported by the Mercury Man logo. FTD does not currently own or operate any retail locations, with the exception of one retail shop and several concession stands located in the U.K. While floral arrangements and plants are FTD's primary offerings, FTD also markets and sells gift items, including jewelry, sweets, gift baskets, wine, fruit, and spa products. FTD Group, Inc. ("FTD Group") is a wholly-owned subsidiary of FTD Companies, Inc. and its principal operating subsidiaries are Florists' Transworld Delivery, Inc. ("FTDI"), FTD.COM Inc. and Interflora British Unit ("Interflora"). The operations of the Company include those of its subsidiary, Interflora, Inc., of which one-third is owned by an outside third party. The minority interest related to Interflora, Inc. is not material for separate presentation.

        Prior to November 1, 2013, FTD was a wholly-owned subsidiary of United Online, Inc. ("United Online"). On August 1, 2012, United Online announced that its Board of Directors had approved a preliminary plan to separate United Online into two independent, publicly traded companies: FTD Companies, Inc. and United Online, Inc. (the "Separation"). In September 2013, United Online received a private letter ruling from the Internal Revenue Service ("IRS") confirming that the separation and the distribution of shares of FTD Companies, Inc. common stock qualifies as a transaction that is tax-free for U.S. federal income tax purposes. On October 1, 2013, United Online announced that the U.S. Securities and Exchange Commission (the "SEC") had declared the FTD Companies, Inc. Registration Statement on Form 10 (the "Form 10") effective and that United Online's Board of Directors had approved the separation of the Company from United Online through a tax-free dividend involving the distribution of all FTD Companies, Inc. common stock held by United Online to United Online's stockholders on November 1, 2013. Immediately prior to the Separation, the authorized shares of FTD Companies, Inc. capital stock were increased from 10,000 to 65,000,000, divided into the following classes: 60,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. The 10,000 shares of FTD common stock, par value $0.01 per share, that were previously issued and outstanding were automatically reclassified as and became 18,583,927 shares of common stock, par value $0.0001 per share. Upon the Separation, which occurred at 12:01 a.m. Eastern Daylight Time ("EDT") on November 1, 2013, holders of United Online common stock received one share of FTD common stock for every five shares of United Online common stock held on the record date (prior to giving effect to the reverse stock split of United Online shares). In addition, United Online effected a one-for-seven reverse stock split of United Online common stock, which became effective at 11:59 p.m. EDT on October 31, 2013. Following completion of the Separation, FTD Companies, Inc. became an independent, publicly traded company on the NASDAQ Global Select Market utilizing the symbol: "FTD."

        On November 1, 2013, in conjunction with the Separation, Mark R. Goldston, Chairman, President and Chief Executive Officer of United Online, resigned as the Chief Executive Officer and sole director of FTD Companies, Inc. On November 1, 2013, in conjunction with the Separation, Robert S. Apatoff became President and Chief Executive Officer of FTD Companies, Inc. and Robert H. Berglass became

FTD COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

the non-executive Chairman of the Board of Directors of FTD Companies, Inc. Mr. Berglass has been a Director of United Online since 2001.

        In connection with the Separation, the Company has incurred certain transaction related costs some of which were incurred by and allocated to the Company by United Online. These costs relate primarily to investment bankers, legal, accounting, tax, and other professional costs. During the quarter and nine months ended September 30, 2013, the Company incurred transaction related costs of $3.3 million and $4.7 million, respectively. The Company will incur additional transaction related costs in the fourth quarter of 2013. In addition, the Company will incur certain incremental ongoing costs, including board of directors fees, corporate overhead costs, legal, accounting, insurance, and investor relations, as a stand-alone public company.

        The Company's corporate headquarters are located in Downers Grove, Illinois, and the Company also maintains offices in Centerbrook, Connecticut; Medford, Oregon; Sleaford, England; and Quebec, Canada.

Basis of Presentation

        The Company's unaudited condensed consolidated financial statements for the quarters and nine months ended September 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, such financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions, other than those with United Online, have been eliminated in consolidation. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial position and operating results for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for any future periods. The unaudited condensed consolidated balance sheet information at December 31, 2012 was derived from the Company's audited consolidated financial statements, included in the Company's Form 10, but does not include all of the disclosures required by GAAP.

        The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates and assumptions.

        The most significant areas of the unaudited condensed consolidated financial statements that require management's judgment include the Company's revenue recognition, goodwill and indefinite-lived intangible assets, finite-lived intangible assets and other long-lived assets, allowance for doubtful accounts, income taxes, software capitalization, and legal contingencies.

        The Company's unaudited condensed consolidated financial statements reflect the historical financial position, results of operations and cash flows of FTD. The unaudited condensed consolidated financial statements include expense allocations for certain corporate functions historically performed by United Online. Management believes the assumptions underlying such financial statements,

FTD COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

including the assumptions regarding the allocation of corporate expenses from United Online, are reasonable. Nevertheless, the unaudited condensed consolidated financial statements may not include all of the expenses that would have been incurred had the Company been a stand-alone company during the periods presented and may not reflect the Company's unaudited condensed consolidated financial position, results of operations and cash flows had the Company been a stand-alone company during the periods presented. For additional information related to costs allocated to the Company by United Online and the settlement of such costs, see Note 4—"Transactions with Related Parties—Transactions with United Online." Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

        These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 and related notes thereto included in the Company's Form 10.

"Emerging Growth Company" Reporting Requirements

        The Company qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"). For as long as the Company is deemed to be an "emerging growth company," the Company may take advantage of certain exemptions from various regulatory reporting requirements that are applicable to other public companies. Among other things, the Company is not required to (1) provide an auditor's attestation report on management's assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (4) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (5) provide certain disclosure regarding executive compensation required of larger public companies, or (6) hold a nonbinding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.

        As an "emerging growth company," the Company has elected to take advantage of the extended transition period for complying with new or revised accounting standards applicable to public companies. As a result of this election, our financial statements may not be comparable to companies that comply with non-emerging growth companies effective dates for such new or revised standards.

        The Company will remain an "emerging growth company" until the earliest of (1) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (2) the date on which the Company is deemed to be a "large accelerated filer," as defined in Rule 12b-2 under the Exchange Act or any successor statute, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (3) the date on which the Company issues more than $1 billion in non-convertible debt during the preceding three-year period, or (4) the end of the fiscal year following the fifth anniversary

FTD COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act.

Accounting Policies

        Refer to the Company's audited consolidated financial statements included in the Company's Form 10 for a complete discussion of all significant accounting policies.

Recent Accounting Pronouncements

        Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income—In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, as codified in Accounting Standards Codification ("ASC") 220. The amendments in this update require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. For the Company, the amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013. The Company does not expect this update to have a material impact on its consolidated financial statements.

        Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists—In July 2013, FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, as codified in ASC 740, Income Taxes. The amendments in this update state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

FTD COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION

        The Company operates in one operating and reportable segment—floral and related products and services. Geographic information for revenues was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
U.S.	$85,764	$83,904	$354,872	$344,416
U.K.	32,763	32,458	118,217	115,920

Total revenues	$118,527	$116,362	$473,089	$460,336

        Geographic information for long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	September 30, 2013	December 31, 2012
U.S.	$37,865	$35,415
U.K.	8,173	8,074

Total long-lived assets	$46,038	$43,489

3. BALANCE SHEET COMPONENTS

        Provided below is supplemental information on certain balance sheet components.

Financing Receivables

        The Company has financing receivables related to equipment sales to its floral network members. The Company records financing receivables at fair value and amortizes such receivables to stated value. The current and noncurrent portions of financing receivables are included in accounts receivable and other assets, respectively, in the unaudited condensed consolidated balance sheets. The Company assesses financing receivables individually for balances due from current floral network members and collectively for balances due from terminated floral network members.

        Credit quality of financing receivables was as follows (in thousands):

	September 30, 2013	December 31, 2012
Current	$11,878	$12,130
Past due	3,381	3,515

Total	$15,259	$15,645

FTD COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS (Continued)

        The aging of past due financing receivables was as follows (in thousands):

	September 30, 2013	December 31, 2012
Current	$11,878	$12,130
Past due:
1 - 150 days past due	137	224
151 - 364 days past due	195	293
365 - 730 days past due	362	429
>730 days past due	2,687	2,569

Total	$15,259	$15,645

        Financing receivables on nonaccrual status at September 30, 2013 and December 31, 2012 totaled $3.4 million and $3.6 million, respectively.

        The allowance for credit losses and the recorded investment in financing receivables for the periods presented were as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Allowance for credit losses:
Balance at January 1	$3,464	$3,655
Current period provision	74	226
Write-offs charged against allowance	(237)	(322)

Balance at September 30	$3,301	$3,559

Ending balance collectively evaluated for impairment	$3,297	$3,542

Ending balance individually evaluated for impairment	$4	$17

Recorded investments in financing receivables:
Balance collectively evaluated for impairment	$3,414	$3,735

Balance individually evaluated for impairment	$11,845	$12,384

FTD COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS (Continued)

        Individually evaluated impaired loans, including the recorded investment in such loans, the unpaid principal balance and the allowance related to such loans, each totaled less than $0.1 million at both September 30, 2013 and December 31, 2012. The average recorded investment in such loans was less than $0.1 million in each of the nine months ended September 30, 2013 and 2012. Interest income recognized during the period that the loans were impaired was less than $0.1 million in each of the nine months ended September 30, 2013 and 2012.

Property and Equipment

        Property and equipment consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Land and improvements	$1,623	$1,624
Buildings and improvements	16,090	16,049
Computer equipment	19,448	17,450
Computer software	27,855	23,799
Furniture and fixtures	3,781	3,491

	68,797	62,413
Accumulated depreciation	(37,585)	(31,244)

Total	$31,212	$31,169

        Depreciation expense, including the amortization of leasehold improvements, for the quarters ended September 30, 2013 and 2012 was $2.2 million and $2.5 million, respectively, and $6.6 million and $7.5 million for the nine months ended September 30, 2013 and 2012, respectively.

4. TRANSACTIONS WITH RELATED PARTIES

Transactions with United Online

        The unaudited condensed consolidated financial statements include direct costs of the Company incurred by United Online on the Company's behalf and an allocation of certain general corporate costs incurred by United Online. Direct costs include finance, legal, human resources, technology development, and other services and have been determined based on estimated levels of services expended by United Online for services provided to the Company. General corporate costs include, without limitation, executive oversight, accounting, internal audit, treasury, tax, and legal. The allocations of general corporate costs are based primarily on estimated time incurred and/or activities associated with FTD. Management believes the allocations of corporate costs from United Online are reasonable and does not believe the Company's costs would have been significantly different on a stand-alone basis. However, the consolidated financial statements may not include all of the costs that would have been incurred had the Company been a stand-alone company during the periods presented and may not reflect the Company's consolidated financial position, results of operations and cash flows had the Company been a stand-alone company during the periods presented.

FTD COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. TRANSACTIONS WITH RELATED PARTIES (Continued)

        Costs incurred and allocated by United Online were included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues—products	$62	$88	$242	$380
Cost of revenues—services	112	175	495	508
Sales and marketing	28	37	89	151
General and administrative	4,839	1,844	10,516	5,355

Total allocated expenses	$5,041	$2,144	$11,342	$6,394

        The table above includes allocated stock-based compensation of $0.3 million and $0.2 million for the quarters ended September 30, 2013 and 2012, respectively, and $0.8 million and $0.6 million for the nine months ended September 30, 2013 and 2012, respectively, for the employees of United Online whose cost of services was partially allocated to the Company.

        As noted above, United Online allocated both direct costs for services provided and general corporate costs to the Company. In addition, certain transaction and separation costs related to the Separation that were incurred by United Online were allocated to the Company. Allocations for direct costs and transaction and separation costs are reflected in the intercompany payable to United Online and are due upon demand. During the nine months ended September 30, 2013, the Company made payments totaling $7.7 million to United Online to settle intercompany charges. On October 31, 2013, the Company paid $2.9 million to United Online to settle the intercompany balance at September 30, 2013. Allocations of general corporate costs were not settled in cash and are reflected in the parent company investment.

        In the nine months ended September 30, 2013, dividends totaling $18.2 million were declared by FTD Companies, Inc. and paid to United Online, of which $3.2 million represented reimbursement for certain equity-related compensation expenses, as defined and permitted under the terms of the Company's credit agreements (as described in Note 6—"Financing Arrangements"). Transactions with

FTD COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. TRANSACTIONS WITH RELATED PARTIES (Continued)

United Online, including both direct and general corporate costs discussed above, are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Cash transactions:
Dividends paid	$(18,201)	$(3,179)
Allocated expenses settled in cash	8,743	4,324
Non-cash transactions:
Stock-based compensation and tax benefits from equity awards	3,776	3,832
Allocated expenses not settled in cash, net	715	1,717

Net transactions with United Online	(4,967)	6,694
Less: Amount reflected in intercompany payable to United Online	8,743	4,324

Net increase (decrease) in parent company investment	$(13,710)	$2,370

Transactions with The I.S. Group Limited

        Interflora holds a 20.37% investment in The I.S. Group Limited ("I.S. Group"), which totaled $1.6 million and $1.5 million at September 30, 2013 and December 31, 2012, respectively, and is included in other assets in the unaudited condensed consolidated balance sheets. I.S. Group supplies floral-related products to Interflora's floral network members in both the U.K. and the Republic of Ireland. Interflora sells products to I.S. Group for which revenue is recognized on a gross basis. In addition, Interflora earns a commission on products sold by I.S. Group to floral network members, which are sourced from external suppliers. Beginning in 2012, Interflora also began purchasing products from I.S. Group for sale to consumers. In the quarters ended September 30, 2013 and 2012, revenues related to products sold to and commissions earned from I.S. Group were $0.6 million and $0.6 million, respectively, and $2.1 million and $2.0 million for the nine months ended September 30, 2013 and 2012, respectively. The cost of revenues related to products purchased from I.S. Group for the quarter and nine months ended September 30, 2013 were $0.1 million and $0.3 million, respectively and $0.1 million and $0.2 million for the quarter and nine months ended September 30, 2012, respectively. Amounts due from I.S. Group were $0.4 million and $0.5 million at September 30, 2013 and December 31, 2012, respectively, and amounts payable to I.S. Group were $1.3 million and $1.6 million at September 30, 2013 and December 31, 2012, respectively.

FTD COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Goodwill

        The change in the carrying amount of goodwill for the nine months ended September 30, 2013 was as follows (in thousands):

	Goodwill (Excluding Impairment Charges)	Accumulated Impairment Charges	Net
Balance at December 31, 2012	$450,242	$(116,255)	$333,987
Foreign currency translation	4,756	—	4,756

Balance at September 30, 2013	$454,998	$(116,255)	$338,743

        During the quarter ended June 30, 2013, the Company recorded an out-of-period adjustment related to the translation of goodwill, which increased goodwill and decreased accumulated other comprehensive loss in the Company's balance sheet at June 30, 2013 by $7.9 million. This out-of-period adjustment was considered immaterial to that period and all prior periods and was netted in the foreign currency translation line item in the table above.

Intangible Assets

        Intangible assets are primarily related to the acquisition of the Company by United Online in 2008 and consisted of the following (in thousands):

	September 30, 2013			December 31, 2012
	Gross Value	Accumulated Amortization	Net	Gross Value	Accumulated Amortization	Net
Complete technology	$41,803	$(41,578)	$225	$41,831	$(35,989)	$5,842
Customer contracts and relationships	105,940	(89,937)	16,003	106,027	(76,993)	29,034
Trademarks and trade names	159,281	(142)	159,139	159,479	(67)	159,412

Total	$307,024	$(131,657)	$175,367	$307,337	$(113,049)	$194,288

        The Company's trademarks and trade names are primarily indefinite-lived for which there is no associated amortization expense or accumulated amortization. At September 30, 2013 and December 31, 2012, such indefinite-lived assets, after impairment and foreign currency translation adjustments, totaled $158.3 million and $158.5 million, respectively.

FTD COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

        Estimated future intangible assets amortization expense at September 30, 2013 was as follows (in thousands):

October—December 2013	$4,391
Year ending December 31, 2014	11,686
Year ending December 31, 2015	334
Year ending December 31, 2016	142
Year ending December 31, 2017	101
Year ending December 31, 2018	100
Thereafter	335

Total	$17,089

6. FINANCING ARRANGEMENTS

2011 Credit Agreement

        On June 10, 2011, FTD Group, Inc. ("FTD Group"), a wholly owned subsidiary of the Company, entered into a credit agreement (the "2011 Credit Agreement") with Wells Fargo Bank, National Association, as Administrative Agent for the lenders, to refinance its previously outstanding credit facility. The 2011 Credit Agreement provided FTD Group with a $315 million senior secured credit facility consisting of (i) a $265 million seven-year term loan (the "Term Loan") and (ii) a $50 million five-year revolving credit facility (the "Revolving Credit Facility" and together with the Term Loan, the "Credit Facilities"), and certain other financial accommodations, including letters of credit.

        The interest rates on both the Term Loan and the Revolving Credit Facility under the 2011 Credit Agreement were either a base rate plus 2.5% per annum, or LIBOR plus 3.5% per annum (with a LIBOR floor of 1.25% in the case of the Term Loan and step downs in the LIBOR margin on the Revolving Credit Facility depending on FTD Group's net leverage ratio). The interest rate on the Term Loan at December 31, 2012 was 4.75%. In addition, there was a commitment fee, which was equal to 0.45% per annum on the unused portion of the Revolving Credit Facility.

        During the year ended December 31, 2012, FTD Group made a voluntary debt prepayment of $17.0 million, which eliminated all future scheduled mandatory principal payments under the 2011 Credit Agreement. Commencing in 2013 for fiscal year 2012, subject to certain exceptions, FTD Group was required to make annual repayments of a portion of the Term Loan based on excess cash flow as defined in the 2011 Credit Agreement. Such excess cash flow payment, which was paid in April 2013, totaled $10.9 million.

        Under the terms of the 2011 Credit Agreement, FTD Group was generally restricted from transferring funds and other assets to FTD Companies, Inc. or United Online, with certain exceptions, including an annual basket of $15 million (subject to adjustment based on excess cash flow calculations) which was permitted to be used to make cash dividends, loans and advances to FTD Companies, Inc. or United Online, provided certain terms and conditions specified in the 2011 Credit Agreement were satisfied. These restrictions resulted in restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of the Company and its subsidiaries totaling $277.3 million, including cash of $67.3 million, at December 31, 2012 which exceeded 25% of the consolidated net assets of the Company.

FTD COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FINANCING ARRANGEMENTS (Continued)

2013 Credit Agreement

        On July 17, 2013, FTD Companies, Inc. entered into a new credit agreement (the "2013 Credit Agreement") by and among FTD Companies, Inc., Interflora British Unit, the material wholly-owned domestic subsidiaries of FTD Companies, Inc. party thereto as guarantors, the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of America, N.A., as administrative agent for the lenders, to refinance the 2011 Credit Agreement. On July 17, 2013, FTD Companies, Inc. drew $220 million of the new $350 million revolving credit facility and used approximately $19 million of its existing cash balance to repay its 2011 Credit Agreement in full and pay fees and expenses related to the 2013 Credit Agreement.

        The obligations under the 2013 Credit Agreement are guaranteed by FTD Companies, Inc.'s material wholly-owned domestic subsidiaries (collectively, with FTD Companies, Inc., the "U.S. Loan Parties"). In addition, the obligations under the 2013 Credit Agreement are secured by a lien on substantially all of the assets of the U.S. Loan Parties, including a pledge of all of the outstanding capital stock of certain direct subsidiaries of the U.S. Loan Parties (except with respect to foreign subsidiaries and certain domestic subsidiaries whose assets consist primarily of foreign subsidiary equity interests, in which case such pledge shall be limited to 66% of the outstanding capital stock).

        The interest rate set forth in the 2013 Credit Agreement is either LIBOR plus a margin ranging from 1.50% per annum to 2.25% per annum, a base rate plus a margin ranging from 0.50% per annum to 1.25% per annum, calculated according to the net leverage ratio of FTD Companies, Inc. and its subsidiaries. The initial base rate margin was 0.75% per annum and the initial LIBOR margin was 1.75% per annum. In addition, FTD Companies, Inc. will pay a commitment fee ranging from 0.20% per annum to 0.35% per annum on the unused portion of the revolving credit facility. The interest rate (based on LIBOR) and commitment fee rate at September 30, 2013 was 2.02% and 0.25%, respectively. The 2013 Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, that, among other things, require FTD Companies, Inc. and its subsidiaries to maintain compliance with a maximum net leverage ratio and a minimum interest coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, and asset sales, and FTD Companies, Inc.'s and its subsidiaries' ability to incur additional debt and additional liens. FTD Companies, Inc. was in compliance with all covenants under the 2013 Credit Agreement at September 30, 2013.

        Under the terms of the 2013 Credit Agreement, FTD Companies, Inc. is generally restricted from transferring funds and other assets to United Online, with certain exceptions prior to the Separation in connection with the reimbursement of certain expenses.

        The refinancing of the 2011 Credit Agreement was accounted for in accordance with ASC 470, Debt. A significant portion of the debt under the 2011 Credit Agreement was considered to be extinguished and the Company recorded a $2.3 million loss on the extinguishment of debt which was recorded in interest expense during the quarter ended September 30, 2013. The changes in the

FTD COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FINANCING ARRANGEMENTS (Continued)

Company's debt balances, net of discounts, for the nine months ended September 30, 2013 were as follows (in thousands):

	Balance at December 31, 2012	Draw Down of Debt	Repayments of Debt	Accretion of Discounts	Write-off of Discounts	Balance at September 30, 2013
2011 Credit Agreement, Term Loan	$244,000	$—	$(246,013)	$281	$1,732	$—
2013 Credit Agreement	—	220,000	—	—	—	220,000

Total	$244,000	$220,000	$(246,013)	$281	$1,732	$220,000

        There are no scheduled mandatory debt payments under the 2013 Credit Agreement other than payment of the outstanding balance upon maturity in July 2018. Therefore, future minimum principal payments were as follows at September 30, 2013 (in thousands):

	Total Gross Debt	Year Ending December 31, 2018
2013 Credit Agreement	$220,000	$220,000

        At September 30, 2013, the remaining borrowing capacity under the 2013 Credit Agreement, which was reduced by $1.4 million in outstanding letters of credit, was $128.6 million.

7. DERIVATIVE INSTRUMENTS

        In March 2012, the Company entered into forward starting interest rate cap instruments based on 3-month LIBOR that are effective from January 2015 to June 2018 and have aggregated notional values totaling $130 million. The interest rate cap instruments are designated as cash flow hedges against expected future cash flows attributable to future 3-month LIBOR interest payments on a portion of the outstanding borrowings under the Company's debt agreements. The gains or losses on the instruments are reported in other comprehensive income to the extent that they are effective and will be reclassified into earnings when the expected future cash flows, beginning in January 2015 through June 2018 and attributable to future 3-month LIBOR interest payments, are recognized in earnings.

        The estimated fair values and notional values of outstanding derivative instruments were as follows (in thousands):

		Estimated Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
	Balance Sheet Location	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Derivative Assets:
Interest rate caps	Other assets	$1,169	$699	$130,000	$130,000
Derivative Liabilities:
Forward foreign currency exchange contracts	Accrued liabilities	$—	$38	$—	$1,860

FTD COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DERIVATIVE INSTRUMENTS (Continued)

        The effect of derivatives on accumulated other comprehensive loss was as follows (in thousands):

	Changes in Gains (Losses) Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax
	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Derivatives Designated as Cash Flow Hedging Instruments
Interest rate caps	$(368)	$(213)	$469	$(1,139)
Derivatives Designated as Net Investment Hedging Instruments
Forward foreign currency exchange contracts	$(61)	$(151)	$101	$(190)

        At September 30, 2013, the effective portion, before tax effect, of the Company's interest rate caps designated as cash flow hedging instruments was $0.7 million, none of which was expected to be reclassified from accumulated other comprehensive loss into interest expense in the consolidated statements of operations within the next 12 months. There was no ineffectiveness related to the Company's forward foreign currency exchange contracts designated as net investment hedging instruments for the nine months ended September 30, 2013 and 2012.

8. FAIR VALUE MEASUREMENTS

        The following table presents information about financial assets and derivative instruments that were required to be measured at fair value on a recurring basis (in thousands):

	Estimated Fair Value			Estimated Fair Value
	September 30, 2013			December 31, 2012
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Money market funds	$27,097	$27,097	$—	$63,822	$63,822	$—
Derivative assets	1,169	—	1,169	699	—	699

Total	$28,266	$27,097	$1,169	$64,521	$63,822	$699

Liabilities:
Derivative liabilities	$—	$—	$—	$38	$—	$38

Total	$—	$—	$—	$38	$—	$38

        The Company estimated the fair value of its long-term debt using a discounted cash flow approach that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimated credit spread. At September 30, 2013, the Company estimated its credit spread as 1.8% for the long-term debt associated with the 2013 Credit Agreement, resulting in a yield-to-maturity estimate of 3.1%. At December 31, 2012, the Company estimated its credit rating as BB+/BB for the long-term

FTD COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FAIR VALUE MEASUREMENTS (Continued)

debt associated with the 2011 Credit Agreement, resulting in a discount rate of 3.8%. The table below summarizes the estimated fair values for long-term debt (in thousands):

	September 30, 2013		December 31, 2012
		Estimated Fair Value		Estimated Fair Value
	Carrying Amount		Carrying Amount
		Level 2		Level 2
Long-term debt, net of discounts, including current portion	$220,000	$221,807	$244,000	$261,090

9. INCENTIVE COMPENSATION PLANS

United Online Stock-Based Compensation

        Until November 1, 2013, the Company's employees participated in United Online's 2010 Incentive Compensation Plan, which included United Online's Stock-Based Compensation Plan. The following table summarizes the stock-based compensation that has been included in the following line items within the unaudited condensed consolidated statements of operations (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating expenses:
Cost of revenues-products	$7	$19	$28	$25
Cost of revenues-services	4	11	14	17
Sales and marketing	475	435	1,349	1,189
General and administrative	500	718	1,428	2,049

Total stock-based compensation	$986	$1,183	$2,819	$3,280

Tax benefit recognized	$262	$269	$737	$742

        Allocated expenses from United Online include stock-based compensation of $0.3 million and $0.2 million for the quarters ended September 30, 2013 and 2012, respectively, and $0.8 million and $0.6 million for the nine months ended September 30, 2013 and 2012, respectively, for the employees of United Online whose costs of services was partially allocated to the Company. These costs are not reflected in the table above; however, these costs are included in general and administrative expenses in the unaudited condensed consolidated statements of operations. For additional information related to costs allocated to the Company by United Online, see Note 4—"Transactions with Related Parties—Transactions with United Online."

Recent Awards- Restricted Stock Unit Grants

        Effective March 6, 2013, the Compensation Committee of the Board of Directors of United Online approved a restricted stock unit ("RSU") grant to an executive officer of the Company of 0.1 million shares. The restricted stock units vest as to one-third of the total number of units awarded annually over a three-year period beginning February 15, 2013.

FTD COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCENTIVE COMPENSATION PLANS (Continued)

        Effective March 6, 2013, the Secondary Compensation Committee of the Board of Directors of United Online approved restricted stock unit grants to other executive officers and employees of the Company totaling 0.6 million shares. The restricted stock units vest as to one-quarter of the total number of units awarded annually over a four-year period beginning February 15, 2013.

10. INCOME TAXES

        The Company recorded a $1.6 million tax benefit for the quarter ended September 30, 2013 on a pre-tax loss of $1.4 million, resulting in an effective tax rate of 112.5%, which was significantly higher than the U.S. federal statutory tax rate of 35%. The effective tax rate was impacted by a reduction in the U.K. statutory corporation tax rate during the quarter, which resulted in a tax benefit of $1.4 million resulting from the re-measurement of deferred tax balances. Also impacting the effective rate was the treatment of certain non-deductible costs related to the Separation as a permanent difference.

        The Company's effective income tax rate for the nine months ended September 30, 2013 of 31.8% was lower than the U.S. federal statutory tax rate of 35% primarily due to the reduction in the U.K. statutory corporation tax rate during the period, partially offset by the treatment of certain non-deductible costs related to the Separation as a permanent difference.

11. EARNINGS PER SHARE

        Basic and diluted earnings per share were calculated using the following (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$180	$1,509	$14,955	$15,625

Basic and diluted earnings per share	$0.01	$0.08	$0.80	$0.84

Basic and diluted average shares outstanding	18,584	18,584	18,584	18,584

        Immediately prior to the Separation, the authorized shares of FTD Companies, Inc. capital stock were increased from 10,000 to 65,000,000, divided into the following classes: 60,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. The 10,000 shares of FTD common stock, par value $0.01 per share, that were previously issued and outstanding were automatically reclassified as and became 18,583,927 shares of common stock, par value $0.0001 per share. Upon the Separation, on November 1, 2013, holders of United Online common stock received one share of FTD common stock for every five shares of United Online common stock held on October 10, 2013, the record date. Basic and diluted earnings per share and the average number of shares outstanding were retrospectively restated adjusting for such reclassification. The same number of shares was used to calculate basic and diluted earnings per share since no FTD stock-based awards were outstanding prior to the Separation. Diluted earnings per share subsequent to the Separation will reflect the dilution related to converted and any potential future FTD stock-based awards.

FTD COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. CONTINGENCIES—LEGAL MATTERS

        In March 2012, Hope Kelm, Barbara Timmcke, Regina Warfel, Brett Reilly, Juan M. Restrepo, and Jennie H. Pham filed a purported class action complaint (the "Kelm Class Action") in United States District Court, District of Connecticut, against the following defendants: (i) Chase Bank USA, N.A., Bank of America, N.A., Capital One Financial Corporation, Citigroup, Inc., and Citibank, N.A. (collectively, the "Credit Card Company Defendants"); (ii) 1-800-Flowers.com, Inc., United Online, Inc., Memory Lane, Inc., Classmates International, Inc., FTD Group, Inc., Days Inns Worldwide, Inc., Wyndham Worldwide Corporation, PeopleFindersPro, Inc., Beckett Media LLC, Buy.com, Inc., Rakuten USA, Inc., IAC/InterActiveCorp, and Shoebuy.com, Inc. (collectively, the "E-Merchant Defendants"); and (iii) Trilegiant Corporation, Inc. ("Trilegiant"), Affinion Group, LLC ("Affinion"), and Apollo Global Management, LLC ("Apollo"). The complaint alleges (1) violations of the Racketeer Influenced Corrupt Organizations Act ("RICO") by all defendants, and aiding and abetting violations of such act by the Credit Card Company Defendants; (2) aiding and abetting violations of federal mail fraud, wire fraud and bank fraud statutes by the Credit Card Company Defendants; (3) violations of the Electronic Communications Privacy Act ("ECPA") by Trilegiant, Affinion and the E-Merchant Defendants, and aiding and abetting violations of such act by the Credit Card Company Defendants; (4) violations of the Connecticut Unfair Trade Practices Act by Trilegiant, Affinion, Apollo, and the E-Merchant Defendants, and aiding and abetting violations of such act by the Credit Card Company Defendants; (5) violation of California Business and Professions Code section 17602 by Trilegiant, Affinion, Apollo, and the E-Merchant Defendants; and (6) unjust enrichment by all defendants. The plaintiffs seek class certification, restitution and disgorgement of all amounts wrongfully charged to and received from plaintiffs, damages, treble damages, punitive damages, preliminary and permanent injunctive relief, attorneys' fees, costs of suit, and pre- and post-judgment interest on any amounts awarded.

        In March 2012, Debra Miller and William Thompson filed a purported class action complaint (the "Miller Class Action") in United States District Court, District of Connecticut, against the following defendants: (i) Trilegiant, Affinion, Apollo, Vertrue, Inc., Webloyalty.com, Inc., and Adaptive Marketing, LLC (collectively, the "Membership Companies"); (ii) 1-800-Flowers.com, Inc., Beckett Media LLC, Buy.com, Inc., Classmates International, Inc., Days Inn Worldwide, Inc., FTD Group, Inc., IAC/Interactivecorp, Inc., Memory Lane, Inc., Peoplefinderspro, Inc., Rakuten USA, Inc., Shoebuy.com, Inc., United Online, Inc., Wells Fargo & Company, and Wyndham Worldwide Corporation (collectively, the "Marketing Companies"); and (iii) Bank of America, N.A., Capital One Financial Corporation, Chase Bank USA, N.A., and Citibank, N.A. (collectively, the "Credit Card Companies"). The complaint alleges (1) violations of RICO by all defendants, and aiding and abetting violations of such act by the Credit Card Companies; (2) aiding and abetting violations of federal mail fraud, wire fraud and bank fraud statutes by the Credit Card Companies; (3) violations of the ECPA by the Membership Companies and the Marketing Companies, and aiding and abetting violations of such act by the Credit Card Companies; (4) violations of the Connecticut Unfair Trade Practices Act by the Membership Companies and the Marketing Companies, and aiding and abetting violations of such act by the Credit Card Companies; (5) violation of California Business and Professions Code section 17602 by the Membership Companies and the Marketing Companies; and (6) unjust enrichment by all defendants. The plaintiffs seek class certification, restitution and disgorgement of all amounts wrongfully charged to and received from the plaintiffs, damages, treble damages, punitive damages, preliminary and permanent injunctive relief, attorneys' fees, costs of suit, and pre- and post-judgment interest on any amounts awarded.

FTD COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. CONTINGENCIES—LEGAL MATTERS (Continued)

        In April 2012, the Kelm Class Action and the Miller Class Action were consolidated with a related case under the case caption In re Trilegiant Corporation, Inc. In September 2012, the plaintiffs filed their consolidated amended complaint and named five additional defendants. The defendants have responded to the consolidated amended complaint by joining in motions to dismiss filed by other defendants on December 7, 2012. Those motions were argued before the district court on September 25, 2013, and taken under submission. The court has not yet ruled on the motion to dismiss, and no trial date has been set.

        In addition, in December 2012, David Frank filed a purported class action complaint (the "Frank Class Action") in United States District Court, District of Connecticut, against the following defendants: Trilegiant, Affinion, Apollo (collectively, the "Frank Membership Companies"); 1-800-Flowers.com, Inc., Beckett Media LLC, Buy.com, Inc., Classmates International, Inc., Days Inn Worldwide, Inc., FTD Group, Inc., Hotwire, Inc., IAC/Interactivecorp, Inc., Memory Lane, Inc., Orbitz Worldwide, LLC, PeopleFindersPro, Inc., Priceline.com, Inc., Shoebuy.com, Inc., TigerDirect, Inc., United Online, Inc., and Wyndham Worldwide Corporation (collectively, the "Frank Marketing Companies"); Bank of America, N.A., Capital One Financial Corporation, Chase Bank USA, N.A., Chase Paymentech Solutions, LLC, Citibank, N.A., Citigroup, Inc., and Wells Fargo Bank, N.A. (collectively, the "Frank Credit Card Companies"). The complaint alleges (1) violations of RICO by all defendants; (2) aiding and abetting violations of such act by the Frank Credit Card Companies; (3) aiding and abetting commissions of mail fraud, wire fraud and bank fraud by the Frank Credit Card Companies; (4) violation of the ECPA by the Frank Membership Companies and the Frank Marketing Companies, and aiding and abetting violations of such act by the Frank Credit Card Companies; (5) violations of the Connecticut Unfair Trade Practices Act by the Frank Membership Companies and the Frank Marketing Companies, and aiding and abetting violations of such act by the Frank Credit Card Companies; (6) violation of California Business and Professions Code section 17602 by the Frank Membership Companies and the Frank Marketing Companies; and (7) unjust enrichment by all defendants. The plaintiff seeks class certification, restitution and disgorgement of all amounts wrongfully charged to and received from plaintiff, damages, treble damages, punitive damages, preliminary and permanent injunctive relief, attorneys' fees, costs of suit, and pre- and post-judgment interest on any amounts awarded. On January 23, 2013, the plaintiff moved to consolidate the Frank Class Action with the In re Trilegiant Corporation, Inc. action. In response, the court ordered the plaintiff to show cause as to why, among other things, the plaintiff should be afforded named plaintiff status. The plaintiff filed his response to the order to show cause on February 15, 2013. The court has not yet ruled upon the request for consolidation or the order to show cause.

        In December 2008, Interflora, Inc. (in which the Company has a two-thirds ownership interest) and Interflora issued proceedings against Marks and Spencer plc ("Marks and Spencer") seeking injunctive relief, damages, interest, and costs in an action claiming infringement of U.K. trademark registration number 1329840 and European Community trademark registration number 909838, both for the word "Interflora". Marks and Spencer did not make a counterclaim. In July 2009, the High Court of Justice of England and Wales (the "High Court"), referred certain questions to the Court of Justice of European Union ("CJEU") for a preliminary ruling. In September 2011, the CJEU handed down its judgment on the questions referred by the High Court. In February 2012, the High Court scheduled the trial for April 2013. In September 2012, Interflora executed an indemnity agreement by which Interflora agreed to indemnify Interflora, Inc. against all losses and expenses arising out of this action which Interflora, Inc. may incur after July 10, 2012. The trial in this matter concluded in April 2013. In

FTD COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. CONTINGENCIES—LEGAL MATTERS (Continued)

May 2013, the High Court ruled that Marks and Spencer infringed the Interflora trademarks. In June 2013, the High Court issued an injunction prohibiting Marks and Spencer from infringing the Interflora trademarks in specified jurisdictions and ordered Marks and Spencer to provide certain disclosures in order for damages to be quantified. The High Court granted Marks and Spencer permission to appeal the ruling. Marks and Spencer has submitted its appeal on the grounds for which permission was granted by the High Court, and is further seeking permission to appeal on additional grounds.

        The Company has been cooperating with certain governmental authorities in connection with their respective investigations of its former post-transaction sales practices and certain other current or former business practices. In 2010, FTD.COM and Classmates Online, Inc. (a wholly-owned subsidiary of United Online) received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that consists of the Attorneys General for the following states: Alabama, Alaska, Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, Texas, Vermont, and Washington. The primary focus of the inquiry concerns certain post-transaction sales practices in which these companies previously engaged with certain third-party vendors. In the second quarter of 2012, the Company received an offer of settlement from the Multistate Work Group consisting of certain injunctive relief and the consideration of two areas of monetary relief: (1) restitution to consumers and (2) a $20 million payment by these companies for the violations alleged by the Multistate Work Group and to reimburse the Multistate Work Group for its investigation costs. The Company rejected the Multistate Work Group's offer. The Company has since had ongoing discussions with the Multistate Work Group regarding the non-monetary aspects of a negotiated resolution. The Company is continuing to cooperate with the Multistate Work Group and is providing requested information. There can be no assurances as to the terms on which the Company and the Multistate Work Group may agree to settle this matter, or that any settlement of this matter may be reached. The Company is not able to reasonably estimate the amount of possible loss or range of loss that may arise, if any. In the event that the Company and the Multistate Work Group agree to settle this matter, or if no settlement is reached and there are adverse judgments against the Company in connection with litigation filed by the Attorneys General of the Multistate Work Group, there could be a material adverse effect on the Company's financial position, results of operations and cash flows.

        The Company cannot predict the outcome of these or any other governmental investigations or other legal actions or their potential implications for its business. There are no assurances that additional governmental investigations or other legal actions will not be instituted in connection with the Company's former post-transaction sales practices or other current or former business practices.

        The Separation and Distribution Agreement which was executed between FTD and United Online in connection with the Separation provides United Online with the right to control the litigation and settlement of certain litigation matters that relate to United Online, its predecessors and its consolidated subsidiaries and the Company, its predecessors and its consolidated subsidiaries and which were asserted before the Separation, as well as specified litigation matters which are asserted after the Separation. These matters include the ongoing matters relating to the Company's former post-transaction sales practices or other current or former business practices described above. The Separation and Distribution Agreement also provides for the allocation of liabilities and expenses between United Online and the Company with respect to these matters. It also establishes procedures with respect to claims subject to indemnification, insurance claims and related matters. The Company

FTD COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. CONTINGENCIES—LEGAL MATTERS (Continued)

and United Online may not prevail in existing or future claims and any judgments against the Company, or settlement or resolution of such claims may involve the payment of significant sums, including damages, fines, penalties, or assessments, or changes to the Company's business practices.

        The Company records a liability when it believes that it is both probable that a loss will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate, (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. With respect to the other legal matters described above, the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

13. SUPPLEMENTAL CASH FLOW INFORMATION

        The following table sets forth supplemental cash flow disclosures (in thousands):

	Nine Months Ended September 30,
	2013	2012
Cash paid for interest	$6,620	$9,821
Cash paid for income taxes, net	$19,300	$6,791

        At September 30, 2013, non-cash investing items included $1.4 million of property and equipment, $0.7 million prepaid expenses, and $0.3 million of deferred financing fees that were not yet paid for and were included in accounts payable and other liabilities in the Company's consolidated balance sheet.

14. SUBSEQUENT EVENTS

FTD Separation from United Online

        Immediately prior to the Separation, the authorized shares of FTD Companies, Inc. capital stock were increased from 10,000 to 65,000,000, divided into the following classes: 60,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. The 10,000 shares of FTD common stock, par value $0.01 per share, that were previously issued and outstanding were automatically reclassified as and became 18,583,927 shares of common stock, par value $0.0001 per share. On November 1, 2013, United Online completed the separation of United Online into two independent, publicly traded companies: FTD Companies, Inc. and United

FTD COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SUBSEQUENT EVENTS (Continued)

Online, Inc. The Separation was effected by United Online through a tax-free dividend involving the distribution of all FTD Companies, Inc. common stock held by United Online to United Online's stockholders on November 1, 2013. Upon the Separation, which occurred at 12:01a.m EDT on November 1, 2013, holders of United Online common stock received one share of FTD common stock for every five shares of United Online common stock they held on the record date (prior to giving effect to the reverse stock split of United Online shares). In addition, United Online effected a one-for-seven reverse stock split of United Online common stock, which became effective at 11:59 p.m. EDT on October 31, 2013. Following completion of the Separation, FTD Companies, Inc. became an independent, publicly traded company on the NASDAQ Global Select Market utilizing the symbol: "FTD."

        As part of the Separation, FTD entered into various agreements with United Online which provide for the allocation between the Company and United Online of the assets, liabilities, and obligations, of United Online and its subsidiaries, and govern the relationship between United Online and the Company after the Separation. These agreements became effective on November 1, 2013 and included the following:

  •
  The Separation and Distribution Agreement provides for the transfer of assets and assumption of liabilities and settlement of intercompany accounts between the Company and United Online, governs the rights and obligations of FTD and United Online regarding the Separation, and provides United Online with the right to control and settle certain litigation as disclosed in Note 12.

  •
  The Tax Sharing Agreement governs United Online and FTD's rights, responsibilities and obligations after the Separation with respect to payment of taxes, including any taxes that may be imposed that arise from the failure of the distribution to qualify as tax-free for U.S. federal income tax purposes within the meaning of Section 355 of the Code and sets forth the respective obligations among the Company and United Online with respect to the preparation and filing of tax returns, the administration of tax audits and disputes and other tax matters.

  •
  The Transition Services Agreement provides for United Online to continue to provide various services to the Company on an interim, transitional basis, generally for a period of up to 12 months.

  •
  The Employee Matters Agreement ("EMA") sets forth agreements between the Company and United Online as to certain employment, compensation, and benefits matters and provides for the treatment of outstanding equity awards of United Online in connection with the Separation.

Conversion of United Online Stock Option and Stock Unit Awards

        Under the terms of the EMA, the following will occurr as a result of the Separation:

  •
  Employee stock options and RSUs issued under the previous United Online Incentive Plans will be adjusted and converted into new equity awards for FTD common stock using a formula designed to preserve the intrinsic value and fair value of the awards immediately prior to the separation. Such formula is based on the volume weighted average price for the three trading days immediately preceding and the three trading days immediately following the distribution date (and not including the distribution date). Converted awards will retain the same terms and

FTD COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SUBSEQUENT EVENTS (Continued)

    conditions and vesting schedule, issuance dates and expiration dates of the original United Online awards.

  •
  The United Online RSUs held by Mark R. Goldston and directors of United Online that were outstanding immediately prior to the Separation vested on November 1, 2013, subsequent to the Separation, and will be settled: (i) in the case of one-half of such RSUs, in United Online common stock; and (ii) in the case of the remaining one-half of such RSUs, in FTD common stock. The number of shares will be determined by utilizing the same conversion adjustment mechanisms used to convert the RSUs held by employees. Options to purchase United Online common stock that were outstanding immediately prior to the Separation and held by these same individuals will also be converted into: (i) in the case of one-half of such options, United Online options; and (ii) in the case of the remaining one-half of such options, FTD Options, utilizing the same adjustment mechanisms as noted above for employee stock options.

United Online Employee Stock Purchase Plan

        On October 31, 2013, each outstanding purchase right under the United Online Employee Stock Purchase Plan automatically was exercised by applying the payroll deductions or other permitted contributions of each participant thereunder to the purchase of shares of United Online common stock at the purchase price per share in effect for that purchase interval. These purchased shares of United Online common stock were subject to the conversion adjustments noted above related to other equity awards.

FTD Companies, Inc. Incentive Compensation Plan

        United Online's Board of Directors approved the FTD Companies, Inc. Incentive Compensation Plan (the "2013 Plan") effective upon the Separation. The 2013 Plan consists of three separate incentive compensation programs: (i) the discretionary grant program, (ii) the stock issuance program and (iii) the incentive bonus program, which authorize the granting of awards to employees and non-employee directors, including stock options, stock appreciation rights, RSUs and other stock-based awards and cash incentive programs. Under the 2013 Plan, 1.2 million shares of the Company's common stock have been reserved for issuance of awards on or after the 2013 Plan effective date.

FTD India Private Limited

        In connection with the Separation, the Company formed a new, wholly-owned subsidiary in the Republic of India, FTD India Private Limited. As contemplated by the Separation and Distribution Agreement, personnel of United Online's India operations that were primarily dedicated to servicing the Company's business in India became employees of FTD India Private Limited. Additionally, certain equipment dedicated primarily to servicing the Company's business in India ("the FTD India Assets") will be transferred by United Online to FTD India Private Limited in exchange for a cash payment equal to the fair market value of the FTD India Assets.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about our strategies; the expected benefits of our separation from United Online; future financial performance; revenues; metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness and invest in initiatives; our products and services; pricing; marketing plans; competition; settlement of legal matters; and the impact of accounting pronouncements. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

        We are a premier floral and gifting company. We provide floral, gift and related products and services to consumers and retail florists, as well as to other retail locations offering floral and gift products primarily in the U.S., Canada, the U.K., and the Republic of Ireland. Our business uses the highly-recognized FTD and Interflora brands, both supported by the iconic Mercury Man logo that is displayed in tens of thousands of floral shops worldwide. Our portfolio of brands also includes Flying Flowers, Flowers Direct, and Drake Algar in the U.K..

        Our vision is to be the leading and most trusted floral and gifting company in the world. Our mission is to inspire, support and delight our customers when expressing life's most important sentiments.

        We are seeking to expand our business by, among other things, marketing to our current and potential consumer and floral network customers. Our marketing efforts are primarily focused on generating orders from new and existing customers; marketing our services to our floral network members; attracting new members to our floral networks; and marketing our services to alternative channels such as supermarkets and mass merchants. We also engage in a variety of activities to build and enhance the FTD, Interflora and associated brands. As part of our business strategy, we intend to expand the breadth of our brand through organic growth and, where appropriate, through the acquisition of complementary businesses.

Separation from United Online

        Prior to November 1, 2013, FTD was a wholly owned subsidiary of United Online. On August 1, 2012, United Online announced that its Board of Directors had approved a preliminary plan to separate the Company into two independent, publicly traded companies: FTD Companies, Inc. and United Online, Inc. (the "Separation"). In September 2013, the Company received a private letter ruling from the Internal Revenue Service ("IRS") confirming that the separation and the distribution of shares of FTD Companies, Inc. common stock qualifies as a transaction that is tax-free for U.S. federal income tax purposes. On October 1, 2013, United Online announced that the SEC had declared the FTD Companies, Inc. Registration Statement on Form 10 effective and that United Online's Board of Directors had approved the separation of the Company from United Online through a tax-free dividend involving the distribution of all FTD Companies, Inc. common stock held by United Online to United Online's stockholders on November 1, 2013. Immediately prior to the Separation, the authorized shares of FTD Companies, Inc. capital stock were increased from 10,000 to 65,000,000, divided into the following classes: 60,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. The 10,000 shares of FTD common stock, par value $0.01 per share, that were previously issued and outstanding were automatically reclassified as and became 18,583,927 shares of common stock, par value $0.0001 per share. Upon the Separation, which occurred at 12:01 a.m. Eastern Daylight Time ("EDT") on November 1, 2013, holders of United Online common stock received one share of FTD common stock for every five shares of United Online common stock held on the record date (prior to giving effect to the reverse stock split of United Online shares). In addition, United Online effected a one-for-seven reverse stock split of United Online common stock, which became effective at 11:59 p.m. EDT on October 31, 2013. Following completion of the Separation, FTD Companies, Inc. became an independent, publicly traded company on the NASDAQ Global Select Market utilizing the symbol: "FTD."

        In connection with the Separation, we have incurred certain transaction related costs some of which were incurred by and allocated to the Company by United Online. These costs relate primarily to investment bankers, legal, accounting, tax, and other professional costs. During the quarter and nine months ended September 30, 2013, the Company incurred transaction related costs of $3.3 million and $4.7 million, respectively. We will incur additional transaction related costs in the fourth quarter of 2013. In addition, we will incur certain ongoing public company costs, including board of directors fees, corporate overhead costs, legal, accounting, insurance, and investor relations, as a stand-alone public company.

Key Business Metrics

        We review a number of key business metrics to help us monitor our performance and trends affecting our businesses, and to develop forecasts and budgets. These key measures include the following:

        Consumer Orders.    We monitor the number of consumer orders for floral, gift and related products during a given period. Consumer orders are orders delivered during the period that originated in the U.S. and Canada, primarily from the www.ftd.com website and the 1-800-SEND-FTD telephone number, and in the U.K. and the Republic of Ireland, primarily from the www.interflora.co.uk website and various telephone numbers and other websites. The number of consumer orders is not adjusted for non-delivered orders that are refunded on or after the scheduled delivery date. Orders originating with a florist or other retail location for delivery to consumers are not included. The number of consumer orders received may fluctuate significantly from quarter to quarter due to seasonality resulting from the timing of key holidays; general economic conditions; fluctuations in marketing expenditures on initiatives designed to attract new and retain existing customers; changes in pricing for our floral, plant, and gift products or competitive offerings; new or terminated partnerships; and changing consumer preferences, among other factors.

        Average Order Value.    We monitor the average value for consumer orders delivered in a given period, which we refer to as the average order value. Average order value represents the average U.S. Dollar amount received for consumer orders delivered during a period. For orders placed outside the U.S. (principally in the U.K. and the Republic of Ireland), this average U.S. Dollar amount is determined after translating the local currency amounts received into U.S. Dollars. Average order value includes merchandise revenues and shipping and service fees paid by the consumer, less discounts and refunds (net of refund-related fees charged to floral network members). Average order values may fluctuate from period to period based on the average foreign currency exchange rates; product mix; changes in merchandise pricing, shipping and service fees; levels of refunds issued; and discounts, among other factors.

        The table below sets forth, for the periods presented, as applicable, our consolidated revenues, consumer orders, average order value, and average currency exchange rates.

	Quarter Ended					Nine Months Ended September 30,
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
						2013	2012
Revenues (in thousands)	$118,527	$164,279	$190,283	$153,178	$116,362	$473,089	$460,336
Consumer orders (in thousands)	1,250	1,921	2,204	1,787	1,239	5,375	5,233
Average order value	$61.69	$61.27	$61.01	$60.13	$61.06	$61.26	$61.65
Average currency exchange rate: GBP to USD	1.55	1.54	1.54	1.61	1.58	1.54	1.58

        Our revenues and operating results typically exhibit seasonality. Revenues and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift-giving holidays, which include Mother's Day in the U.S. and the U.K., Valentine's Day, Christmas, Easter, and Thanksgiving, fall within that quarter. In addition, depending on the year, Easter and the U.K. Mother's Day sometimes fall within the quarter ending March 31 and sometimes fall within the quarter ending June 30. Furthermore, depending on the year, certain of the most popular floral and gift-giving holidays, such as Valentine's Day, may occur on a weekend or government holiday. As a result of these variations, we believe that comparisons of our revenues and operating results for any period with those of the immediately preceding period, or, in some instances, the same period of the preceding fiscal year, may be of limited relevance in evaluating our historical performance and predicting our future financial performance. Our working capital, cash and borrowings may also fluctuate during the year as a result of the factors described above.

Financial Statement Presentation

Revenues

Products Revenues

        Products revenues are derived primarily from selling floral, gift and related products to consumers and the related shipping and service fees. Products revenues also include revenues generated from sales of branded and non-branded hard goods, software and hardware systems, cut flowers, packaging and promotional products, and a wide variety of other floral-related supplies to floral network members.

Services Revenues

        Services revenues related to orders sent through the floral network are variable based on either the number of orders or on the value of orders and are recognized in the period in which the orders are delivered. Membership and other subscription-based fees are recognized monthly as earned, on a month-to-month basis.

Cost of Revenues

        Cost of revenues primarily includes product costs; shipping and delivery costs; costs associated with taking orders; printing and postage costs; systems installation, training and support costs; telecommunications and data center costs; depreciation of network computers and equipment; license fees; costs related to customer billing and billing support for floral network members; fees associated with the storage and processing of customer credit cards and associated bank fees; domain name registration fees; and personnel and overhead-related costs associated with operating our networks.

Sales and Marketing

        Sales and marketing expenses include expenses associated with promoting our brands, products and services. Expenses associated with promoting our brands, products and services include advertising and promotion expenses; fees paid to online and other corporate partners and to floral network members related to order volume sent through our floral network; and personnel and overhead-related expenses for marketing, merchandising, customer service, and sales personnel. In addition, sales and marketing expenditures also include branding and customer acquisition campaigns consisting of television, Internet, public relations, sponsorships, print, and outdoor advertising, and retail and other performance-based distribution relationships. Marketing and advertising costs to promote our brands, products and services are expensed in the period incurred. Advertising and promotion expenses include media, agency, and promotion expenses. Media production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs.

General and Administrative

        General and administrative expenses consist of personnel-related expenses for executive, finance, legal, human resources, technology, facilities, and internal audit. In addition, general and administrative expenses include, among other costs, maintenance of existing software, technology, and websites; development of new or improved software technology; professional fees for legal, accounting, and financial services; insurance; occupancy and other overhead-related costs; non-income taxes; bad debt expense; reserves or expenses incurred related to litigation, investigations, or similar matters; and gains and losses on sale of assets. These include direct expenses incurred by FTD, as well as general corporate costs which have been allocated to FTD by United Online. General and administrative expenses also include expenses resulting from actual or potential transactions such as acquisitions, spin offs, financing transactions, and other strategic transactions.

Amortization of Intangible Assets

        Amortization of intangible assets relates primarily to intangible assets associated with the acquisition of the Company by United Online in 2008. Amortization of intangible assets includes amortization of certain acquired trademarks and trade names; acquired software and technology; acquired customers; and other acquired identifiable intangible assets. In accordance with the provisions set forth in ASC 350, goodwill and indefinite-lived intangible assets are not being amortized but are tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would indicate the fair value may be below the carrying amount.

Interest Income

        Interest income consists primarily of earnings on our cash and cash equivalents and interest on long-term receivables, including those from our technology system sales.

Interest Expense

        Interest expense consists of interest expense on our credit facilities, including accretion of discounts and amortization of debt issue costs, loss on extinguishment of debt, and our interest rate caps.

Other Income (Expense), Net

        Other income (expense), net, consists of gains and losses on foreign currency exchange rate transactions; realized and unrealized gains and losses on certain forward foreign currency exchange contracts; equity earnings on investments in subsidiaries; and other non-operating income and expenses.

Results of Operations

Quarter and Nine Months Ended September 30, 2013 compared to
Quarter and Nine Months Ended September 30, 2012

        The following information sets forth, for the periods presented, selected historical consolidated statements of operations data. The information should be read in conjunction with Liquidity and Capital Resources, Contractual Obligations, and Other Commitments included herein Item 2, as well as "Quantitative and Qualitative Disclosures About Market Risk" included in Part I, Item 3 of this Form 10-Q, and the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q.

Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages and average order value)
Products	$88,633	$85,753	$2,880	3%	$370,980	$359,151	$11,829	3%
Services	29,894	30,609	(715)	(2)%	102,109	101,185	924	1%

Total revenues	$118,527	$116,362	$2,165	2%	$473,089	$460,336	$12,753	3%

Consumer orders	1,250	1,239	11	1%	5,375	5,233	142	3%
Average order value	$61.69	$61.06	$0.63	1%	$61.26	$61.65	$(0.39)	(1)%

        The increase in total revenues for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, was primarily due to an increase in revenues generated by our consumer business. The increase in products revenues for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, was driven by a 1% increase in consumer order volume driven by an increase in order volume in both the U.K. and the U.S. as well as a 1% increase in average order value. Excluding the unfavorable impact of foreign currency exchange rates, average order value increased 2% for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, due to higher average order values in both the U.S. and the U.K. Also contributing to the increase in products revenues was a $1.1 million increase in container sales to our floral network members. The decrease in services revenues for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, was primarily related to a decrease in membership and subscription-based revenues. Foreign currency exchange rates had a $0.6 million unfavorable impact on total revenues for the quarter ended September 30, 2013 due to a weaker British Pound versus the U.S. Dollar.

        The increase in total revenues for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily due to an increase in revenues generated by our consumer business, and includes a $4.1 million increase in revenues generated by the Flying Flowers,

Flowers Direct and Drake Algar businesses which we acquired in April 2012. The increase in products revenues for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was driven by a 3% increase in consumer order volume, substantially all of which was due to the contribution of orders from the Flying Flowers and Flowers Direct businesses. Partially offsetting this increase in order volume was a 1% decrease in average order value primarily due to consumer orders generated by the Flying Flowers and Flowers Direct businesses, which have lower average order values compared to the rest of our consumer business. Excluding the Flying Flowers and Flowers Direct businesses and the unfavorable impact of changes in foreign currency exchange rates, average order value increased by 1%. Also contributing to the increase in products revenues was a $3.3 million increase in container sales to our floral network members. The increase in services revenues was primarily related to a $1.4 million increase in order-related revenues driven by an increase in order volume in the floral network business offset in part by a $0.4 million decrease in membership and subscription-based revenue. Foreign currency exchange rates had a $2.9 million unfavorable impact on total FTD revenues for the nine months ended September 30, 2013 due to a weaker British Pound versus the U.S. Dollar.

Cost of Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Products	$67,667	$66,221	$1,446	2%	$283,427	$275,753	$7,674	3%
Services	4,802	4,932	(130)	(3)%	14,519	15,042	(523)	(3)%

Total cost of revenues	$72,469	$71,153	$1,316	2%	$297,946	$290,795	$7,151	2%

Cost of products revenues as a percentage of products revenues	76.3%	77.2%			76.4%	76.8%
Cost of services revenues as a percentage of services revenues	16.1%	16.1%			14.2%	14.9%
Total cost of revenues as a percentage of total revenues	61.1%	61.1%			63.0%	63.2%

        The increase in cost of revenues for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, was primarily due to the increase in products revenues, which was driven by an increase in consumer order volume and increased container sales. Foreign currency exchange rates had a $0.4 million favorable impact on cost of revenues for the quarter. Cost of revenues as a percentage of revenues remained relatively flat for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012.

        The increase in cost of revenues for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily due to the increase in products revenues, which was driven by an increase in consumer order volume and increased container sales. Foreign currency exchange rates had a $2.0 million favorable impact on cost of revenues for the nine months ended September 30, 2013. Cost of revenues as a percentage of revenues remained relatively flat for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.

Sales and Marketing

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Sales and marketing	$21,184	$21,181	$3	—%	$79,194	$78,588	$606	1%
Sales and marketing expenses as a percentage of revenues	17.9%	18.2%			16.7%	17.1%

        Sales and marketing expenses were relatively flat for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012. This was driven by a $0.2 million increase in marketing costs related to the consumer businesses and a $0.2 million increase in marketing expenditures related to an increase in floral network order volume. These increases were offset by a $0.4 million decrease in selling costs in the floral network business.

        The increase in sales and marketing expenses for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily related to a $2.0 million increase in marketing costs related to the Flying Flowers, Flowers Direct and Drake Algar businesses, a $1.1 million increase in marketing expenditures related to an increase in floral network order volume and a $0.3 million increase related to an increase in consumer order volume. These increases were partially offset by a $2.2 million decrease in certain higher cost marketing programs in the consumer businesses and a $0.8 million decrease in selling costs in the floral network businesses.

General and Administrative

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
General and administrative	$16,709	$13,026	$3,683	28%	$45,823	$39,501	$6,322	16%
General and administrative expenses as a percentage of revenues	14.1%	11.2%			9.7%	8.6%

        The increase in general and administrative expenses for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, was primarily due to $3.3 million in costs recorded in the quarter ended September 30, 2013 associated with the Separation and a $0.7 million increase in personnel related costs.

        The increase in general and administrative expenses for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily due to $4.7 million in costs recorded in the nine months ended September 30, 2013 associated with the Separation, compared to $0.6 million of transaction related costs recorded in the nine months ended September 30, 2012 associated with the acquisition of the Flying Flowers, Flowers Direct and Drake Algar businesses, a $2.0 million increase in legal fees and dispute settlement costs and a $2.0 million increase in personnel related costs. These increases were partially offset by an interim award of $1.7 million as reimbursement of legal fees in the Marks and Spencer litigation and a $0.4 million decrease in bad debt expense.

Amortization of Intangible Assets

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$5,721	$6,431	$(710)	(11)%	$18,524	$19,092	$(568)	(3)%

        The decrease in amortization of intangible assets for the quarter and nine months ended September 30, 2013, compared to the quarter and nine months ended September 30, 2012, was primarily due to certain complete technology intangible assets becoming fully amortized during the quarter.

Interest Income

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Interest Income	$153	$182	$(29)	(16)%	$496	$564	$(68)	(12)%

        Interest income was relatively flat for the quarter and nine months ended September 30, 2013 compared to the quarter and nine months ended September 30, 2012.

Interest Expense

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Interest Expense	$4,067	$3,260	$807	25%	$10,450	$10,301	$149	1%

        The increase in interest expense for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, was primarily due to a $2.3 million loss on extinguishment of debt recorded in connection with the refinancing of the Company's credit facilities, offset by a $1.5 million reduction in interest expense related to favorable interest rates and lower debt principal balances outstanding.

        The increase in interest expense for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily due to a $2.3 million loss on extinguishment of debt in connection with the refinancing of the Company's credit facilities, partially offset by a $2.2 million reduction in interest expense related to favorable interest rates and lower debt principal balances outstanding.

Other Income, Net

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Other Income, Net	$25	$131	$(106)	(81)%	$265	$474	$(209)	(44)%

        The decrease in other income, net, for the quarter and nine months ended September 30, 2013, compared to the quarter and nine months ended September 30, 2012, was primarily due to a decrease in gains associated with foreign currency exchange transactions.

Provision (Benefit) for Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except percentages)
Provision (benefit) for income taxes	$(1,625)	$115	$6,958	$7,472
Effective income tax rate	112.5%	7.1%	31.8%	32.4%

        During the quarter ended September 30, 2013, the Company recorded a pre-tax loss of $1.4 million, including $3.3 million of costs associated with the Separation, certain of which were treated as a permanent difference. Additionally during the quarter ended September 30, 2013, we recorded a tax benefit of $1.4 million due to a reduction in the U.K. statutory corporation tax rate. This was the primary driver of the change in effective tax rate for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012.

        The decrease in our effective income tax rate for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily due to a reduction in the U.K. statutory corporation tax rate partially offset by the treatment of certain non-deductible costs related to the Separation as a permanent difference in the nine months ended September 30, 2013.

Liquidity and Capital Resources

2011 Credit Agreement

        On June 10, 2011, FTD Group, Inc. ("FTD Group"), a wholly owned subsidiary of the Company, entered into a credit agreement (the "2011 Credit Agreement") with Wells Fargo Bank, National Association, as Administrative Agent for the lenders, to refinance its previously outstanding credit facility. The 2011 Credit Agreement provided FTD Group with a $315 million senior secured credit facility consisting of (i) a $265 million seven-year term loan (the "Term Loan") and (ii) a $50 million five-year revolving credit facility (the "Revolving Credit Facility" and together with the Term Loan, the "Credit Facilities"), and certain other financial accommodations, including letters of credit.

        During the year ended December 31, 2012, FTD Group made a voluntary debt prepayment of $17.0 million, which eliminated all future scheduled mandatory principal payments under the 2011 Credit Agreement. Commencing in 2013 for fiscal year 2012, subject to certain exceptions, FTD Group was required to make annual repayments of a portion of the Term Loan based on excess cash flow as defined in the 2011 Credit Agreement. Such excess cash flow payment, which was paid in April 2013, totaled $10.9 million.

        Under the terms of the 2011 Credit Agreement, FTD Group was generally restricted from transferring funds and other assets to FTD Companies, Inc. or United Online, with certain exceptions, including an annual basket of $15 million (subject to adjustment based on excess cash flow calculations) which was permitted to be used to make cash dividends, loans and advances to FTD Companies, Inc. or United Online, provided certain terms and conditions specified in the 2011 Credit Agreement were satisfied.

2013 Credit Agreement

        On July 17, 2013, we entered into a new credit agreement (the "2013 Credit Agreement") by and among FTD Companies, Inc., Interflora British Unit, the material wholly-owned domestic subsidiaries of FTD Companies, Inc. party thereto as guarantors, the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of America, N.A., as administrative agent for the lenders, to refinance the 2011 Credit Agreement. On July 17, 2013, FTD Companies, Inc. drew $220 million of the new $350 million revolving credit facility and used approximately $19 million of its existing cash balance to repay its 2011 Credit Agreement in full and pay fees and expenses related to the 2013 Credit Agreement.

        The obligations under the 2013 Credit Agreement are guaranteed by FTD Companies, Inc.'s material wholly-owned domestic subsidiaries (collectively, with FTD Companies, Inc., the "U.S. Loan Parties"). In addition, the obligations under the 2013 Credit Agreement are secured by a lien on substantially all of the assets of the U.S. Loan Parties, including a pledge of all of the outstanding capital stock of certain direct subsidiaries of the U.S. Loan Parties (except with respect to foreign subsidiaries and certain domestic subsidiaries whose assets consist primarily of foreign subsidiary equity interests, in which case such pledge shall be limited to 66% of the outstanding capital stock).

        The interest rate set forth in the 2013 Credit Agreement is either LIBOR plus a margin ranging from 1.50% per annum to 2.25% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.25% per annum, calculated according to the net leverage ratio of FTD Companies, Inc. and its subsidiaries. The initial base rate margin is 0.75% per annum and the initial LIBOR margin is 1.75% per annum. In addition, FTD Companies, Inc. will pay a commitment fee ranging from 0.20% per annum to 0.35% per annum on the unused portion of the revolving credit facility. The interest rate (based on LIBOR) and commitment fee rate at September 30, 2013 was 2.02% and 0.25%, respectively. The 2013 Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, that, among other things, require FTD Companies, Inc. and its subsidiaries to maintain compliance with a maximum net leverage ratio and a minimum interest coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, and asset sales, and our ability to incur additional debt and additional liens. FTD Companies, Inc. was in compliance with all covenants under the 2013 Credit Agreement at September 30, 2013.

        Under the terms of the 2013 Credit Agreement, FTD Companies, Inc. is generally restricted from transferring funds and other assets to United Online, with certain exceptions in connection with the reimbursement of certain expenses.

        The refinancing of the 2011 Credit Agreement was accounted for in accordance with ASC 470, Debt. A significant portion of the debt under the 2011 Credit Agreement was considered to be extinguished and we recorded a $2.3 million loss on the extinguishment of debt in interest expense during the quarter ended September 30, 2013.

        The degree to which our assets are leveraged and the terms of our debt could materially and adversely affect our ability to obtain additional capital, as well as the terms at which such capital might be offered to us. We currently expect to have sufficient liquidity to fulfill our interest payment obligations, at least in the next twelve months.

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012

        Our total cash and cash equivalents balance decreased by $39.0 million to $28.3 million at September 30, 2013, compared to $67.3 million at December 31, 2012. Our summary cash flows for the periods presented were as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$14,568	$30,533
Net cash used for investing activities	$(6,410)	$(7,811)
Net cash used for financing activities	$(47,016)	$(20,838)

        Net cash provided by operating activities decreased by $16.0 million, or 52%. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in working capital, including, but not limited to, depreciation and amortization, stock-based compensation, loss on extinguishment of debt and deferred taxes. The decrease in net cash provided by operating activities was primarily due to a $13.6 million unfavorable change in working capital, a $1.7 million decrease in non-cash items, and a $0.7 million decrease in net income. The change in working capital was primarily related to a decrease in accounts payable of $5.7 million related to the timing of payments and a $9.1 million decrease in taxes payable related to timing of tax payments. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing and other factors.

        Net cash used for investing activities decreased by $1.4 million. The decrease was primarily due to $3.9 million of cash paid for the acquisition of the Flying Flowers, Flowers Direct and Drake Algar businesses during the nine months ended September 30, 2012. The decrease was partially offset by a $2.7 million increase in purchases of property and equipment.

        Capital expenditures for the nine months ended September 30, 2013 totaled $6.5 million. At September 30, 2013 and December 31, 2012, we had $1.4 million and $1.2 million, respectively, of property and equipment that was not yet paid for and was included in accounts payable and other liabilities in the consolidated balance sheets. We currently anticipate that our total capital expenditures for 2013 will be in the range of $10 million to $12 million, which includes the aforementioned $1.2 million of purchases on account at December 31, 2012, as well as capital expenditures related to the Separation. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities increased by $26.2 million. In the nine months ended September 30, 2013, we paid dividends of $18.2 million to United Online compared to $3.2 million in the nine months ended September 30, 2012. As noted above, in connection with the refinancing of our 2011 Credit Agreement, we entered into our 2013 Credit Agreement on July 17, 2013. We drew $220 million of the new $350 million revolving credit facility and used approximately $19.0 million of our existing cash balance to repay our 2011 Credit Agreement in full, and pay fees and expenses related to the 2013 Credit Agreement. Net cash used for refinancing activities and debt repayments on the Company's credit facilities was $28.9 million in the nine months ended September 30, 2013. In the nine months ended September 30, 2012 the Company made $17.7 million of debt payments on the outstanding 2011 Credit Agreement.

        Based on our current projections, we expect to continue to generate positive cash flows from operations at least for the next twelve months. We may use our existing cash balances and future cash generated from operations to fund, among other things, working capital, interest payments under the 2013 Credit Agreement and capital expenditures.

        If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could severely constrain or prevent us from, among other factors, developing new or enhancing existing services or products, acquiring other services, businesses, or technologies or funding significant capital expenditures and have a material adverse effect on our business, financial position, results of operations, and cash flows, as well as impair our ability to service our debt obligations. If additional funds were raised through the issuance of equity or convertible debt securities, the percentage of stock owned by the then-current stockholders could be reduced. Furthermore, such equity or any debt securities that we issue might have rights, preferences, or privileges senior to holders of our common stock. In addition, trends in the securities and credit markets may restrict our ability to raise any such additional funds, at least in the near term.

Contractual Obligations

        Contractual obligations at September 30, 2013 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Debt, including interest(1)	$255,972	$4,981	$13,447	$237,544	$—
Noncancelable operating leases	2,721	1,496	1,145	80	—
Purchase obligations	13,716	11,232	2,484	—	—
Other liabilities(2)	2,135	1,197	306	200	432

Total	$274,544	$18,906	$17,382	$237,824	$432

(1)
Interest obligations were estimated using implied forward interest rates for 3-month LIBOR based on quoted market rates from the U.S. dollar-denominated interest-rate swap curve.

(2)
At September 30, 2013, we had liabilities for uncertain tax positions totaling $0.9 million, of which $0.2 million was included in other liabilities in the contractual obligations table above and, at September 30, 2013, was expected to be due in less than one year. We are not able to reasonably estimate when or if cash payments for long-term liabilities related to uncertain tax positions will occur.

        Commitments under letters of credit at September 30, 2013 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year
Letters of credit	$1,352	$1,352

        Standby letters of credit are maintained by FTD to secure credit card processing activity and additional letters of credit are maintained related to inventory purchases.

Other Commitments

        In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, sureties and insurance companies, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we expect to enter into indemnification agreements with our directors and certain of our officers and employees that will require FTD, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. We have also agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies. We expect to maintain director and officer insurance, which may cover certain liabilities, including those arising from our obligation to indemnify our directors and certain of our officers and employees, and former officers, directors, and employees of acquired companies, in certain circumstances.

        It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

Off-Balance Sheet Arrangements

        At September 30, 2013 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Pronouncements

        Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income—In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, as codified in Accounting Standards Codification ("ASC") 220. The amendments in this update require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. For the Company, the amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013. We do not expect this update to have a material impact on our consolidated financial statements.

        Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists—In July 2013, FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, as codified in ASC 740, Income Taxes. The amendments in this update state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU will be effective for us for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We are currently assessing the impact of this update on our consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency exchange rate fluctuations.

Interest Rate Risk

        We are exposed to interest rate risk on our cash and cash equivalents and the outstanding balance of the 2013 Credit Agreement. The interest rate set forth in the 2013 Credit Agreement is either LIBOR plus a margin ranging from 1.50% per annum to 2.25% per annum, or a base rate plus a margin ranging from 0.50%per annum to 1.25% per annum, calculated according to FTD's net leverage ratio. In March 2012, the Company entered into forward starting interest rate cap instruments based on 3-month LIBOR that are effective from January 2015 to June 2018 and have aggregated notional values totaling $130 million. The interest rate cap instruments are designated as cash flow hedges against expected future cash flows attributable to future 3-month LIBOR interest payments on outstanding borrowings. The gains or losses on the instruments are reported in other comprehensive income to the extent that they are effective and will be reclassified into earnings when the expected future cash flows, beginning in January 2015 through June 2018 and attributable to future 3-month LIBOR interest payments, are recognized in earnings. A 100 basis point increase in LIBOR rates would result in an estimated annual increase in our interest expense related to the outstanding debt under the 2013 Credit Agreement of approximately $2.2 million.

        While we do not currently maintain any short-term investments, we still maintain deposits, which are classified as cash equivalents. Therefore, our interest income is sensitive to changes in the general level of U.S. and certain foreign interest rates.

Foreign Currency Exchange Risk

        We transact business in foreign currencies, and we are exposed to risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound ("GBP"), the Euro ("EUR"), and the Canadian Dollar ("CAD"), which may result in gains or losses being reported in our results of operations. Volatilities in GBP, EUR, CAD and other relevant foreign currencies are monitored by us throughout the year. We face two risks related to foreign currency exchange rates—translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. Dollars using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the consolidated balance sheets. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against other currencies. Substantially all of the revenues of our foreign subsidiaries are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the exchange rate used to translate these revenues and expenses. Therefore, changes in foreign currency exchange rates may negatively affect our consolidated revenues and net income. A 10% adverse change in overall foreign currency exchange rates over an entire year would not have a material impact on estimated annual revenues or estimated annual income before income taxes. These estimates assume an adverse shift in all foreign currency exchange rates against the U.S. Dollar, which do not always move in the same direction or in the same degrees, and actual results may differ materially. Net foreign currency transaction gains or losses arising from transactions denominated in currencies other than the local functional currency are included in other income, net, in the consolidated statements of operations.

        At times, we utilize forward foreign currency exchange contracts to protect the value of our net investments in certain foreign subsidiaries denominated in currencies other than the U.S. Dollar. These contracts are designated as hedges of net investments in foreign entities. At September 30, 2013, we had no forward foreign currency exchange contracts outstanding.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        For a description of our material pending legal proceedings, please refer to Note 12 "Contingencies—Legal Matters" of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS

        Our business, the Separation, and our common stock are subject to a number of risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q. Based on information currently known, we believe that the following information identifies the most significant risk factors affecting our business, the Separation, and our common stock. However, the risks and uncertainties faced by us are not limited to those described below, nor are they listed in order of significance.

        If any of the following events occur, our business, financial condition, results of operations, and cash flows could be materially adversely affected, and the trading price of our common stock could materially decline.

Risks Relating to Our Business

        We face the following risks in connection with the general conditions and trends of the industries in which we operate:

Current or future economic conditions may have a material and adverse impact on our business, financial condition, results of operations, and cash flows.

        Economic conditions in the U.S. and the European Union have been depressed and may remain challenging for the foreseeable future. Our products and services are discretionary and dependent upon levels of consumer spending. Consumer spending patterns are difficult to predict and are sensitive to, among other factors, the general economic climate, the consumers' levels of disposable income, consumer debt, and overall consumer confidence. These challenging economic conditions have adversely impacted certain aspects of our businesses in a number of ways, including reduced demand, more aggressive pricing for similar products and services by our competitors, increased credit risks, increased credit card failures, a loss of customers, and increased use of discounted pricing for certain of our products and services. It is likely that these and other factors will continue to adversely impact our businesses, at least in the near term. The challenging economic conditions may adversely impact our key vendors and customers. Such economic conditions and decreased consumer spending have, in certain cases, resulted in, and may in the future result in, a variety of negative effects such as a reduction in revenues, increased costs, lower gross margin and operating margin percentages, increased allowances for doubtful accounts and write-offs of accounts receivable, increased provisions for excess and obsolete inventories, and recognition of impairments of assets, including goodwill and other intangible and long-lived assets. Any of the above factors could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Competition could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        The consumer market for flowers and gifts is highly competitive and fragmented as consumers can purchase the products we offer from numerous sources, including traditional local retail florists, supermarkets, mass merchants, gift retailers, and floral and gift mass marketers. We believe the primary competitive factors in the consumer market are price, quality of products, selection, customer service, ordering convenience, and strength of brand. The floral network services market is highly competitive as well, and retail florists and supermarkets may choose from a variety of providers that offer similar products and services. In the U.S., our key competitors in the consumer market include online, catalog and floral and gift retailers and mass market retailers with floral departments, including such companies as 1-800-FLOWERS.COM, Inc., Proflowers.com, and Teleflora. Our key competitors in the U.S. floral network services market include providers of online or e-commerce services, retailers and wholesalers of floral-related products, and other floral network services, such as Teleflora and BloomNet Wire Service, a subsidiary of 1-800-FLOWERS.COM, Inc. International key competitors in the consumer market include mass market retailers, such as Asda, Marks & Spencer, Next, and Waitrose/John Lewis, as well as online, catalog and specialty gift retailers such as eFlorist, Moonpig, Serenata Flowers, and Arena Flowers.

        We face intense competition in the consumer market. We expect that the sales volumes at supermarkets and mass merchants will continue to increase, and that other online floral mass marketers will continue to increase their competition with us. In particular, the nature of the Internet as a marketplace facilitates competitive entry and comparative shopping, and we have experienced increased competition. Some of our competitors may have significant competitive advantages over us, may engage in more significant discounting, may devote significantly greater resources to marketing campaigns or other aspects of their business or may respond more quickly and effectively than we can to new or changing opportunities or customer requirements.

        We face intense competition in the market for floral network services. In addition, the number of retail florists has been declining over a number of years. As the number of retail florists decreases, competition for the business of the remaining retail florists will intensify.

        Increased competition in the consumer market or the floral network services market may result in lower revenues, reduced gross margins, loss of market share, and increased marketing expenditures. We cannot provide assurance that we will be able to compete successfully or that competitive pressures will not have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our revenues and operating results fluctuate on a seasonal basis and may suffer if revenues during peak seasons do not meet our expectations.

        Our business is seasonal, and our quarterly revenues and operating results typically exhibit seasonality. For example, revenues and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift holidays, which include Valentine's Day, Easter, Mother's Day, Thanksgiving, and Christmas, fall within that quarter. In addition, depending on the year, Easter and the U.K. Mother's Day sometimes fall within the quarter ending March 31 and sometimes fall within the quarter ending June 30.

        Our operating results may suffer if revenues during our peak seasons do not meet expectations, as we may not generate sufficient revenues to offset increased costs incurred in preparation for peak seasons. Our working capital and cash flows also fluctuate during the year as a result of the factors set forth above. Moreover, the operational risks described elsewhere in these risk factors may be significantly exacerbated if those risks were to occur during a peak season.

We are dependent on our strategic relationships to help promote our consumer websites. Failure to establish, maintain or enhance these relationships could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        We believe that our strategic relationships with leading online retailers and direct marketers are critical to attract customers, facilitate broad market acceptance of our products and brands and enhance our sales and marketing capabilities. A failure to maintain existing strategic relationships or to establish additional relationships that generate a significant amount of traffic from other websites could limit the growth of our business. Establishing and maintaining relationships with leading online retailers and direct marketers is competitive and expensive. We may not successfully enter into additional strategic relationships. In addition, we may not be able to renew existing strategic relationships beyond their current terms or may be required to pay significant fees to maintain and expand these strategic relationships. Further, many online retailers and direct marketers that we may approach to establish an advertising presence or with whom we already have an existing relationship may also provide advertising services for our competitors. As a result, these companies may be reluctant to enter into, maintain or expand a strategic relationship with us. Our business, financial condition, results of operations, and cash flows may suffer if we fail to enter into new strategic relationships, or maintain or expand existing strategic relationships, or if these strategic relationships do not result in traffic on our websites sufficient to justify their costs.

        In addition, we are subject to many risks beyond our control that influence the success or failure of our strategic relationships. For example, if any of the online retailers or direct marketers with which we have strategic relationships experience financial or operational difficulties that materially and adversely affect their ability to satisfy their obligations under their agreements with us, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

Our marketing efforts may not be successful or may become more expensive, either of which could increase our costs and adversely impact our key metrics and financial results.

        We spend significant resources marketing our brands, products, and services. We rely on relationships with a wide variety of third parties, including Internet search providers such as Google, Internet advertising networks, retailers, distributors, and direct marketers, to source new customers and to promote or distribute our products and services. In addition, from time to time, we may spend a significant amount on marketing, including through television advertising. With any of our brands, products, and services, if our marketing activities are inefficient or unsuccessful, if important third-party relationships or marketing strategies, such as Internet search engine marketing and search engine optimization, become more expensive or unavailable, or are suspended or terminated, for any reason, if there is an increase in the proportion of consumers visiting our websites or purchasing our products and services by way of marketing channels with higher marketing costs as compared to channels that have lower or no associated marketing costs, or if our marketing efforts do not result in our products and services being prominently ranked in Internet search listings, our key metrics and financial results could be materially and adversely impacted.

Our consumer business relies heavily on email campaigns, and any disruptions or restrictions on the sending of emails or increase in the associated costs could adversely affect our business, financial condition, results of operations, and cash flows.

        We generate a significant portion of our consumer orders from the emails we send to customers who have previously ordered products from us. We also engage in a number of third-party email marketing campaigns in which such third parties include our marketing offers in the emails they send.

        An increase in the number of customers to whom we are not able to send emails, or who elect to not receive or are unable to receive our emails could adversely affect our business, financial condition, results of operations, and cash flows. From time to time, Internet service providers block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails to our customers. Third parties may also block, impose restrictions on, or start to charge for, the delivery of emails through their email systems. Due to the importance of email to our businesses, any disruption or restriction on the distribution of emails or increase in the associated costs could materially and adversely affect our revenues and profitability.

We are dependent on third parties who fulfill orders and deliver goods and services to our customers and their failure to provide our customers with high-quality products within the required timeframe and maintain a high level of customer service may harm our brands and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        We believe that our success in promoting and enhancing our brands depends on our ability to provide our customers high-quality products within the required timeframe and maintain a high level of customer service. Our business depends, in part, on the ability of our floral network members and third-party suppliers who fulfill our orders to do so at high-quality levels. We work with our floral network members and third-party suppliers to develop best practices for quality assurance; however, we generally do not directly control or continuously monitor any floral network member or third-party supplier. A failure to maintain our relationship with key floral network members or third-party suppliers or the failure of our floral network members or third-party suppliers to fulfill orders to our customers' satisfaction, at an acceptable level of quality and within the required timeframe, could adversely impact our brands and cause us to lose customers, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        Additionally, because we depend upon third parties for the delivery of our products to customers, strikes or other service interruptions affecting these shippers could have an adverse effect on our ability to deliver our products on a timely basis. If any of our shippers are unable or unwilling to deliver our products, we would have to engage alternative shippers, which could increase our costs. A disruption in any of our shippers' delivery of our products could cause us to lose customers or could increase our costs, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We face risks relating to operating and doing business internationally that could adversely affect our businesses and results of operations.

        Our businesses operate in a number of countries outside the U.S. Conducting international operations involves risks and uncertainties, including:

  •
  adverse fluctuations in foreign currency exchange rates;

  •
  potentially adverse tax consequences, including the complexities of foreign value added taxes and restrictions on the repatriation of earnings;

  •
  increased financial accounting, tax and reporting burdens and complexities;

  •
  lack of familiarity with, and unexpected changes in, foreign regulatory requirements;

  •
  difficulties in managing and staffing international operations;

  •
  the burdens of complying with a wide variety of foreign laws, regulations, and legal and regulatory standards;

  •
  political, social, and economic instability abroad, terrorist attacks and security concerns in general; and

  •
  reduced or varied protection for intellectual property and proprietary rights.

        The occurrence of any one of these risks could negatively affect our international operations, our key business metrics, and our financial results.

The success of our business is dependent on our floral network members and on the financial performance of the retail floral industry.

        A significant portion of our profitability is dependent on our floral network members. The amount of revenues and profits we generate from individual floral network members can vary significantly. We have lost, and may continue to lose, floral network members as a result of both declines in the number of local retail florists as a result of economic factors and competition, as well as our members choosing not to do business with us. There can be no assurance that the decline in the number of floral network members will not increase in the future, or that we will not lose floral network members that generate significant revenues for our business, either of which could materially and adversely affect our business, financial condition, results of operations, or cash flows.

        In addition, the operating and financial success of our business has been, and is expected to continue to be, dependent on the financial performance of the retail floral industry. There can be no assurance that the retail floral industry will not decline, that consumer preferences for, and purchases of, floral products will not decline, or that retail florist revenues or inter-city floral delivery transactions will not decline in absolute terms. A sustained decline in the sales volume of the retail floral industry could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Shifts in the mix of products versus services sold, and types of products and services sold, may adversely affect our financial results.

        The cost of revenues associated with our products revenues is generally higher than that associated with our services revenues. In addition, the cost of revenues associated with certain products and services may be higher than that associated with other products and services. As a result, changes in the proportion of revenues that is represented by products revenues versus services revenues, and certain types of products and services versus others, may adversely affect our revenues, cost of revenues, cost of revenues as a percentage of revenues, and income from operations.

Shifts in the mix of products and services sold at standard pricing as compared to discounted pricing or the failure to maintain our standard pricing for products and services could have adverse effects on our financial results.

        Due to economic conditions and for competitive and other reasons, we have been offering broader and greater discounts to the consumer, both on a promotional basis to consumers generally, as well as through strategic arrangements with third parties that have a fixed, and in certain cases greater, discount or other associated costs. We also offer discounts on our floral network service fees from time to time on a promotional basis. Shifts in the mix of products and services sold that have resulted in increases in the proportion of products and services sold at a discount, and at times at greater discounts, including through such strategic arrangements, have resulted, and may in the future result, in reduced revenues, an increase in cost of revenues as a percentage of revenues, and a decrease in operating income. We currently intend to continue selling a portion of our products and services at a discount, including through such strategic arrangements, and there are no assurances that the portion of products and services sold at a discount will not continue to increase. The continued use of discounts, including through such strategic arrangements, for our products and services may result in our becoming more reliant upon offering discounts in order to sell our products and services, which could result in our having to reduce our standard pricing, and may adversely impact our financial results.

If the supply of flowers becomes limited, the price of these products could rise or these products may become unavailable, which could result in our not being able to meet consumer demand and could have a material effect on our business, financial condition, results of operations, and cash flows.

        Many factors, such as weather conditions, agricultural limitations, restrictions relating to the management of pests and disease, and fair trade and other social or environmental issues, affect the supply of flowers and the price of our floral products. If the supply of flowers available for sale is limited, the wholesale prices of flowers could rise, which would cause us to increase our prices or reduce our profits. An increase in our prices could result in a decline in customer demand for our floral products, which would decrease our revenues. Alternatively, we may not be able to obtain high-quality flowers in an amount sufficient to meet customer demand. Even if available, flowers from alternative sources may be of lesser quality or more expensive than those currently offered by us. A large portion of our supply of flowers is sourced from Colombia, Ecuador, Holland, and Kenya.

        The availability and price of our products could be affected by a number of other factors affecting suppliers, including:

  •
  severe weather;

  •
  disease, infestation, and other biological problems;

  •
  import duties and quotas;

  •
  time-consuming import regulations or controls at airports;

  •
  changes in trading status;

  •
  economic uncertainties and currency fluctuations, including as a result of the recent volatility and disruptions in the credit markets and general economy;

  •
  foreign government laws and regulations;

  •
  political, social, and economic instability, terrorist attacks, and security concerns in general;

  •
  nationalization;

  •
  fair trade and other social or environmental certifications, requirements or practices;

  •
  governmental bans or quarantines;

  •
  disruption in transportation and delivery;

  •
  trade restrictions, including U.S. retaliation against foreign trade practices; and

  •
  transportation availability and costs.

Our business could be shut down or severely impacted by a catastrophic event.

        Our business could be materially and adversely affected by a catastrophic event. A disaster such as a fire, earthquake, flood, power loss, terrorism, or other similar event, affecting any of our facilities, data centers or computer systems, or those of our third-party vendors, or a system interruption or delay that slows down the Internet or makes the Internet or our websites temporarily unavailable, could result in a significant and extended disruption of our operations and services. Any prolonged disruption of our services due to these or other events would severely impact our businesses. We do not carry flood insurance for our facilities, and the property, business interruption and other insurance we do carry may not be sufficient to cover, if at all, losses that may occur as a result of any events which cause interruptions in our services.

Our success is dependent on the intellectual property that we use.

        We regard the "FTD" and "Interflora" trademarks, the "Mercury Man" logo, the "FTD.COM" and the "Interflora.co.uk" Internet domain names and the other service marks, trademarks, and other intellectual property that we use in our business as being critical to our success. Our company and our subsidiaries have applied for the registration of, and have been issued, trademark registrations for trademarks and service marks used in our business in the U.S. and various foreign countries; however, in some other countries, there are certain pre-existing and potentially conflicting trademark registrations held by third parties. We rely on a combination of copyright, trademark, and trade secret laws, confidentiality procedures, contractual provisions, and license and other agreements with employees, customers and others to protect our intellectual property rights. In addition, we may also rely on the third-party owners of the intellectual property rights we license to protect those rights. We license some of our intellectual property rights, including the Mercury Man logo, to third parties. The steps taken by us and those third parties to protect our intellectual property rights may not be adequate, and other third parties may infringe or misappropriate our intellectual property rights. This could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Furthermore, the validity, enforceability, and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving.

        We are also subject to the risk of claims alleging that our business practices infringe on the intellectual property rights of others. These claims could result in lengthy and costly litigation. Moreover, resolution of any such claim against us may require our company or one of our subsidiaries to obtain a license to use the intellectual property rights at issue or possibly to cease using those rights altogether. Any of those events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Significant problems with our key systems or those of our third-party vendors could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        The systems underlying the operations of our business are complex and diverse and must efficiently integrate with third-party systems, such as credit card processors. Key systems include, without limitation, order transmission, fulfillment and processing, including the systems for transmitting orders through our floral networks; billing; website and database management; customer support; telecommunications network management; and internal financial systems. Some of these systems are outsourced to third parties, and other systems, such as Interflora's order transmission, fulfillment and billing system and our customer service telephone system, are not redundant. All information technology and communication systems are subject to reliability issues, denial of service attacks, integration and compatibility concerns, and security threatening intrusions. The continued and uninterrupted performance of our key systems is critical to our success. Unanticipated problems affecting these systems could cause interruptions in our services. In addition, if our third-party vendors face financial or other difficulties, our business could be adversely impacted. Any significant errors, damage, failures, interruptions, delays, or other problems with our systems or our third-party vendors or their systems could adversely impact our ability to satisfy our customers and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We may be unable to increase capacity or introduce enhancements to our consumer websites or our toll-free telephone numbers in a timely manner or without service interruptions.

        A key element of our business strategy is to generate a high volume of traffic on our consumer websites and through our toll-free telephone numbers. However, we may not be able to accommodate all of the growth in user demand on our consumer websites or through our toll-free telephone numbers. Our inability to add additional hardware and software to upgrade our existing technology or network infrastructure to accommodate, in a timely manner, increased traffic to our consumer websites or increased volume through our toll-free telephone numbers, may cause decreased levels of customer service and satisfaction. Failure to implement new systems effectively or within a reasonable period of time could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        We also regularly introduce additional or enhanced features and services to retain current customers and attract new customers to our consumer websites. If we introduce a feature or a service that is not favorably received, our current customers may not use our consumer websites as frequently, or we may not be successful in attracting new customers. We may also experience difficulties that could delay or prevent us from introducing new services and features. Furthermore, these new services or features may contain errors that are discovered only after they are introduced. We may need to significantly modify the design of these services or features to correct errors. If customers encounter difficulty with or do not accept new services or features, this could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our business could suffer as a result of significant credit card or debit card fraud.

        Orders placed on our consumer websites or through our toll-free telephone numbers typically are paid for using a credit card or debit card. Our revenues and gross margins could decrease if we experience significant credit card or debit card fraud. Failure to adequately detect and avoid fraudulent credit card or debit card transactions could cause us to lose our ability to accept credit cards or debit cards as forms of payment and result in charge-backs of the fraudulently charged amounts. Furthermore, widespread credit card or debit card fraud may lessen our customers' willingness to purchase products on our consumer websites or through our toll-free telephone numbers. As a result, such failure could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We are exposed to the credit risk of our floral network members.

        When an FTD or Interflora floral network member fulfills an order from an originating member, we become liable to the fulfilling member for payment on the order, even if we do not receive payment from the originating member. Accordingly, we are exposed to the credit risk of our floral network members. Although we reserve for this exposure, we cannot be sure that the exposure will not be greater than we anticipate. An increase in this exposure, coupled with material instances of default, in the aggregate, could have an adverse effect on our business, financial condition, results of operations, and cash flows.

Fluctuations in foreign currency exchange rates could adversely affect comparisons of our operating results.

        We transact business in different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, including the British Pound, the Euro, and the Canadian Dollar. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our international businesses are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the fluctuations in foreign currency exchange rates. Certain of our key business metrics, such as average order value, are similarly affected by such foreign currency exchange rate fluctuations. Changes in global economic conditions, market factors, and governmental actions, among other factors, can affect the value of these currencies in relation to the U.S. Dollar. A strengthening of the U.S. Dollar compared to these currencies and, in particular, to the British Pound and the Euro, has had, and in future periods could have, an adverse effect on the comparisons of our revenues and operating income against prior periods.

We cannot accurately predict the impact of future foreign currency exchange rate fluctuations on our operating results, and such fluctuations could negatively impact the comparisons of such results against prior periods.

Changes in laws and regulations and new laws and regulations may adversely affect our business, financial condition, results of operations, and cash flows.

        We are subject to a variety of international, federal, state, and local laws and regulations, including, without limitation, those relating to taxation, bulk email or "spam," advertising, including, without limitation, targeted or behavioral advertising, user privacy and data protection, consumer protection, antitrust, and unclaimed property. Compliance with the various laws and regulations, which in many instances are unclear or unsettled, is complex. New laws and regulations, such as those being considered or recently enacted by certain states or the federal government related to automatic-renewal practices, user privacy, targeted or behavioral advertising, floral-related fees and advertising, and taxation, could impact our revenues or certain of our business practices or those of our advertisers. Any changes in the laws and regulations applicable to us, the enactment of any additional laws or regulations, or the failure to comply with, or increased enforcement activity of, such laws and regulations, could significantly impact our products and services, our costs, or the manner in which we or our advertisers conduct business, all of which could adversely impact our results of operations and cause our business to suffer.

Foreign, state, and local governments may attempt to impose additional sales and use taxes, value added taxes or other taxes on our business activities, including our past sales, which could decrease our ability to compete, reduce our sales, and have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        In accordance with current industry practice by domestic floral and gift order gatherers and our interpretation of applicable law, our consumer business collects and remits sales and use taxes on orders that are delivered in a limited number of states where it has a physical presence or other form of jurisdictional nexus. If states successfully challenge this practice and impose sales and use taxes on orders delivered in states where we do not have physical presence or another form of jurisdictional nexus, we could incur substantial tax liabilities for past sales and lose future sales as a result of the increased tax cost that would be borne by the customer. Also, states may seek to reclassify the status of Internet order gatherers, such as our consumer business, as persons that are deemed to fulfill the underlying order, in which case, a state may seek to impose taxes on the receipts generated by our consumer business for orders fulfilled and delivered by florists outside such state. In addition, future changes in the operation of our online and telephonic sales channels could result in the imposition of additional sales and use tax or other tax obligations.

        Additionally, in accordance with current industry practice by international floral and gift direct marketers and our interpretation of applicable law, we collect and remit value added taxes on certain consumer orders placed through Interflora. Future changes in the operation of our business could result in the imposition of additional tax obligations. Moreover, if a foreign taxing authority successfully challenges our current practice or implements new legislative initiatives, we could incur substantial tax liabilities for past sales and lose future sales as a result of the increased tax costs that would be borne by the customer. The imposition of additional tax liabilities for past or future sales could decrease our ability to compete with traditional retailers and reduce our sales, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        We are subject to income and various other taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our consolidated provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income and other taxes against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions, and our historical recognition of other tax matters. The results of an audit or litigation could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        In connection with our Internet-based transactions, a number of states have been considering or adopting legislation or instituting policy initiatives, including those that would facilitate a finding of nexus to exist between Internet companies with the states, aimed at expanding the reach of sales and use taxes or imposing state income or other taxes on various innovative theories, including agency attribution from independent third-party service providers. Such legislation or initiatives could result in the imposition of additional sales and use taxes, or the payment of state income or other taxes, on certain transactions conducted over the Internet. In addition, advertisers and other third parties may choose to not do business with us in order to avoid nexus with certain states. If such legislation is enacted, or such initiatives are instituted, and unless overturned by the courts, the legislation or initiatives could subject us to substantially increased tax liabilities for past and future sales or state income or other taxes, require us to collect additional sales and use taxes, cause our future sales to decrease, or otherwise negatively impact our businesses, and thus have a material adverse effect on us.

Legal actions or investigations could subject us to substantial liability, require us to change our business practices, and adversely affect our business, financial condition, results of operations, and cash flows.

        We are currently, and have been in the past, party to various legal actions and investigations. These actions may include, without limitation, claims by private parties in connection with consumer protection and other laws, claims that we infringe third-party patents, trademarks, copyrights or other intellectual property or proprietary rights, securities laws claims, claims involving marketing practices or unfair competition, claims in connection with employment practices, breach of contract claims, and other business-related claims. The nature of our business could subject us to additional claims for similar matters, as well as a wide variety of other claims, including, without limitation, for privacy and security matters. The failure to successfully defend against these and other types of claims, including claims relating to our business practices, could result in our incurring significant liabilities related to judgments or settlements or require us to change our business practices. Infringement claims may also result in our being required to obtain licenses from third parties, which licenses may not be available on acceptable terms, if at all. Both the cost of defending claims, as well as the effect of settlements and judgments, could cause our results of operations to fluctuate significantly from period to period and could materially and adversely affect our business, financial condition, results of operations, and cash flows. In addition, we also file actions against third parties from time to time for various reasons, including, without limitation, to protect our intellectual property rights, to enforce our contractual rights, or to make other business-related claims. The legal fees, costs and expenses associated with these actions may be significant, and if we were to lose these actions, we may be required to pay the other party's legal fees, costs and expenses, which also may be significant and could materially and adversely affect our business, financial condition, results of operations, and cash flows.

        Various governmental agencies have in the past asserted claims, instituted legal actions, inquiries or investigations, or imposed obligations relating to our business practices, such as our marketing, billing, customer retention, renewal, cancellation, refund, or disclosure practices, and they may continue to do so in the future. We and United Online have received civil investigative demands and subpoenas, as applicable, from the Federal Trade Commission ("FTC") and the Attorneys General of various states, primarily regarding their respective investigations into certain former post-transaction sales practices and certain of our and United Online's marketing, billing, renewal and privacy practices and disclosures. We and United Online have been cooperating with these investigations. However, the outcome of these or any other governmental investigations or their potential implications for our business are uncertain. We and United Online may not prevail in existing or future claims and any judgment against us or settlement or resolution of such claims may involve the payment of significant sums, including damages, fines, penalties, or assessments, or changes to our business practices. For example, in 2010, FTD, Inc. paid $640,000 to resolve an investigation of the Attorney General for the State of New York related to FTD, Inc.'s former post-transaction sales practices. Defending against lawsuits, inquiries, and investigations also involves significant expense and diversion of management's attention and resources from other matters. In addition, following the Separation, United Online will have the right to control the litigation and settlement of certain litigation matters that relate to United Online, its predecessors and its consolidated subsidiaries and FTD, its predecessors and its consolidated subsidiaries and which were asserted before the Separation, as well as specified litigation matters which are asserted after the Separation, and the allocation of liabilities and expenses to us relating to such litigation matters. These matters include the investigations referenced above relating to certain post-transaction sales practices and certain other current or former business practices. See Note 12—"Contingencies—Legal Matters" of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

        There are no assurances that additional governmental investigations or other legal actions will not be instituted in connection with our former post-transaction sales practices or other current or former business practices. Enforcement actions or changes in enforcement policies and procedures could result in changes to our business practices, as well as significant damages, fines, penalties or assessments, which could decrease our revenues or increase the costs of operating our business. To the extent that our services and business practices change as a result of claims or actions by governmental agencies or private parties, or we are required to pay significant sums, including damages, fines, penalties, or assessments, our business, financial condition, results of operations, and cash flows could be materially and adversely affected. For more information, see Note 12—"Contingencies—Legal Matters" of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on 10-Q.

        The Separation and Distribution Agreement which was executed between us and United Online in connection with the Separation provides United Online with the right to control the litigation and settlement of certain litigation matters that relate to United Online, its predecessors and its consolidated subsidiaries and us, our predecessors and our consolidated subsidiaries, and which were asserted before the Separation, as well as specified litigation matters which are asserted after the Separation. These matters include the ongoing matters relating to our and United Online's former post-transaction sales practices or other current or former business practices. The Separation and Distribution Agreement also provides United Online with the right to allocate certain liabilities and expenses to us with respect to these matters. We and United Online may not prevail in these or other existing or future legal claims and any judgments against us and, in respect of the matters under United Online's control, we have limited rights to contest the terms of any settlement or other resolution agreed to by United Online and its allocation of liabilities and expenses to us. It is possible that we and United Online may have differing interests in respect of the terms of any such settlement or other resolution of the matters under United Online's control. The settlement or other resolution of litigation claims by us, or by United Online in respect to the matters under United Online's control, may involve the payment of significant sums, including damages, fines, penalties, or assessments, or changes to our business practices, and may have a significant adverse effect on our business, financial condition and results of operations.

Governmental regulation of the collection and use of personal information or our failure to comply with these regulations could harm our businesses.

        The FTC has regulations regarding the collection and use of personal information obtained from individuals when accessing websites, with particular emphasis on access by minors. In addition, other governmental authorities have regulations to govern the collection and use of personal information that may be obtained from customers or visitors to websites. These regulations include requirements that procedures be established to disclose and notify users of our websites of our privacy and security policies, obtain consent from users for collection and use of personal information and provide users with the ability to access, correct or delete personal information stored by us. In addition, the FTC and other governmental authorities have made inquiries and investigations of companies' practices with respect to their users' personal information collection and dissemination practices to confirm these are consistent with stated privacy policies and to determine whether precautions are taken to secure consumers' personal information. The FTC and certain state agencies also have made inquiries, and in a number of situations, brought actions against companies to enforce the privacy policies of these companies, including policies relating to security of consumers' personal information.

        As discussed in the preceding risk factor, we have been cooperating with the Attorneys General of various states in connection with their inquiries and investigations of, among other things, the privacy policy of our FTD.COM business. Becoming subject to the regulatory and enforcement efforts of the FTC, a state agency or other governmental authority could have a material adverse effect on our ability to collect demographic and personal information from users, which, in turn, could have a material adverse effect on our marketing efforts, business, financial condition, results of operations, and cash flows. In addition, the adverse publicity regarding the existence or results of an investigation could have an adverse impact on customers' willingness to use our websites and services and thus could adversely impact our future revenues.

        Certain of our international businesses, such as our international consumer and floral network businesses, must also comply with data protection and privacy laws in the U.K., including the Data Protection Act 1998. If we or any of the third-party services on which we rely fail to transmit customer information and payment details in a secure manner, or if they otherwise fail to protect customer privacy in online transactions or if they transfer personal information outside the European Economic Area without complying with certain required conditions, then we risk being exposed to civil and criminal liability in the U.K., usually in the form of fines, as well as claims from individuals alleging damages as a result of the alleged non-compliance. We may also be required to alter our data collection and use practices. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We may be unsuccessful at acquiring additional businesses, services or technologies. Even if we make acquisitions, it may not improve our results of operations and may also adversely impact our business, financial condition, and cash flows.

        Acquisitions of businesses, services or technologies may provide us with an opportunity to diversify the products and services we offer, leverage our assets and core competencies, complement our existing businesses, or expand our geographic reach. We may evaluate a wide variety of potential strategic transactions that we believe may complement our existing businesses. However, we may not realize the anticipated benefits and synergies of an acquisition, and our attempts at integrating an acquired business may not be successful. Acquiring a business, service or technology involves many operational and financial risks, including risks relating to:

  •
  disruption of our ongoing business and significant diversion of resources and management time from day-to-day responsibilities;

  •
  acquisition financings that involve the issuance of potentially dilutive equity or the incurrence of debt;

  •
  reduction of cash and other resources available for operations and other uses;

  •
  exposure to risks specific to the acquired business, service or technology to which we are not currently exposed;

  •
  risks of entering markets in which we have little or no direct prior experience;

  •
  unforeseen obligations or liabilities;

  •
  difficulty assimilating the acquired customer bases, technologies, and operations;

  •
  difficulty assimilating and retaining management and employees of the acquired business;

  •
  potential impairment of relationships with users, customers or vendors as a result of changes in management of the acquired business or other factors;

  •
  large write-offs either at the time of the acquisition or in the future, the incurrence of restructuring and other exit costs, the amortization of identifiable intangible assets, and the impairment of amounts capitalized as goodwill, intangible assets, and other long-lived assets; and

  •
  lack of, or inadequate, controls, policies, and procedures appropriate for a public company, and the time, cost, and difficulties related to the implementation of such controls, policies, and procedures or the remediation of any deficiencies.

        In addition, an acquisition of a foreign business involves risks in addition to those set forth above, including risks associated with foreign currency exchange rates, potentially unfamiliar economic, political, and regulatory environments, and integration difficulties due to language, cultural, and geographic differences. Any of these risks could harm our business, financial condition, results of operations, and cash flows.

Our ability to operate our business could be seriously harmed if we lose members of our senior management team or other key employees.

        Our business is largely dependent on the efforts and abilities of our senior management and other key personnel. Any of our officers or employees can terminate his or her employment relationship at any time. The loss of any of these key employees or our inability to attract or retain other qualified employees could seriously harm our business and prospects. We do not expect to carry key-person life insurance on any of our employees.

We utilize outsourced staff and temporary employees, who may not be as well trained or committed to our customers as our permanent employees, and their failure to provide our customers with high-quality customer service may cause our customers not to return, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        We utilize and rely on a significant number of outsourced staff and temporary employees, in addition to our permanent employees, to take orders and respond to customer inquiries. These outsourced staff and temporary employees may not have the same level of commitment to our customers or be as well trained as our permanent employees. In addition, we may not hire enough outsourced staff or temporary employees to adequately handle the increased volume of telephone calls we receive during peak periods. We maintain only a limited number of permanent customer support employees and rely on one third-party vendor for our outsourced customer support. Our permanent employees may not be able to provide the necessary range or level of customer support services in the event that our third-party vendor unexpectedly becomes unable or unwilling to provide some or all of these services to us. If our customers are dissatisfied with the quality of the customer service they receive, they may not place orders with us again, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We will continue to have a substantial amount of indebtedness which could adversely affect our ability to raise additional capital to fund operations, our flexibility in operating our business, and our ability to react to changes in the economy or our industry.

        At November 1, 2013, we had $220 million of indebtedness outstanding. We will continue to have a substantial amount of indebtedness which could have significant consequences for our business and financial condition. For example:

  •
  If we fail to meet payment obligations or otherwise default under our debt, the lenders will have the right to accelerate the indebtedness and exercise other rights and remedies against us.

  •
  We will be required to dedicate a portion of our cash flows from operations to make interest payments on the debt, thereby reducing funds available for working capital, capital expenditures, dividends, acquisitions, and other purposes.

  •
  Our ability to obtain additional financing to fund future working capital needs, capital expenditures, additional acquisitions, and other general corporate requirements could be limited. In addition, our ability to borrow additional amounts under our revolving credit facility, which is a significant source of liquidity, is subject to the absence of defaults and our ability to make representations contained in our revolving credit facility. Failure to meet our borrowing conditions under our revolving credit facility could materially and adversely impact our liquidity.

  •
  Our debt imposes operating and financial covenants and restrictions on us, including limitations on our ability to use cash flows for the benefit of our subsidiaries, and compliance with such covenants and restrictions may adversely affect our ability to adequately finance our operations or capital needs in the future, to pursue attractive business opportunities that may arise in the future, to redeem or repurchase capital stock, to pay dividends, to sell assets, and to make capital expenditures.

  •
  Our failure to comply with the covenants in our debt, including failure as a result of events beyond our control, could result in an event of default on our debt. Upon an event of default, the lenders of that debt could elect to cause all amounts outstanding with respect to that debt to become immediately due and payable and we would be unable to access our revolving credit facility. An event of default could materially and adversely affect our operating results, financial condition, and liquidity.

  •
  We will experience increased vulnerability to, and limited flexibility in planning for, changes to our businesses and adverse economic and industry conditions.

  •
  We may be at a competitive disadvantage relative to other companies with less indebtedness.

  •
  The interest rates under our debt will fluctuate and, accordingly, interest expense may increase.

        Under the terms of the 2013 Credit Agreement, we are permitted to incur additional indebtedness subject to certain conditions, and the risks described above may be increased if we incur additional indebtedness.

        The 2013 Credit Agreement includes guarantees on a joint and several basis by certain of FTD Companies, Inc.'s existing and future, direct and indirect, material wholly-owned domestic subsidiaries and is secured by first priority security interests in, and mortgages on, substantially all of the tangible and intangible assets of FTD Companies, Inc. and certain of FTD Companies, Inc.'s direct and indirect domestic, wholly-owned subsidiaries and first priority pledges of all the equity interests owned by FTD Companies, Inc. in certain of its existing and future direct and indirect subsidiaries (except with respect to foreign subsidiaries and certain domestic subsidiaries whose assets consist primarily of foreign subsidiary equity interests, in which case such pledges are limited to 66% of the outstanding capital stock). The occurrence of an event of default under the 2013 Credit Agreement could permit the lenders to cause all amounts outstanding under the 2013 Credit Agreement to become immediately due and payable, terminate the commitments of such lenders to make further extensions of credit under the 2013 Credit Agreement, to call and enforce the guarantees, and to foreclose on the collateral securing such debt.

We may increase our debt level or raise additional capital in the future, which could affect our financial health and may decrease our profitability.

        To execute our business strategy, we may require additional capital. If we incur additional debt or raise equity through the issuance of preferred stock, the terms of the debt or preferred stock issued may give the holders rights, preferences, and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of any new debt may also impose additional and more stringent restrictions on our operations than currently in place. If we issue additional common equity, either through public or private offerings or rights offerings, your percentage ownership in our company would decline if you do not participate on a ratable basis. If we are unable to raise additional capital when required, it could affect our liquidity, business, financial condition, results of operations, and cash flows.

An increase in interest rates may increase our overall interest expense.

        A rapid increase in interest rates could have an immediate adverse impact on us due to our outstanding variable-rate debt. Although we attempt to mitigate interest rate risk by utilizing interest rate hedges, there is no assurance that our efforts will be fully successful. In addition, in the event of an increase in interest rates, we may be unable to refinance maturing debt with new debt at equal or better interest rates.

Our business is subject to online security risks, and a security breach or inappropriate access to, or use of, our networks, computer systems or services or those of third-party vendors could expose us to liability, claims, and a loss of revenue.

        The success of our business depends on the security of our networks and, in part, on the security of the network infrastructures of our third-party vendors. In connection with conducting our business in the ordinary course, we store and transmit customer and member information, including personally identifiable information. Unauthorized or inappropriate access to, or use of, our networks, computer systems or services, whether intentional, unintentional or as a result of criminal activity, could potentially jeopardize the security of confidential information, including credit card information, of our customers and of third parties. A number of other websites have publicly disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their sites. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the perception of the effectiveness of our security measures could be harmed and we could lose members, customers or vendors. A party that is able to circumvent our security measures could misappropriate our proprietary information or the information of our members or customers, cause interruption in our operations, or damage our computers or those of our members or customers.

        A significant number of our members and customers authorize us to bill their payment card accounts (credit or debit) directly for all amounts charged by us. These members and customers provide payment card information and other personally identifiable information which, depending on the particular payment plan, may be maintained to facilitate future payment card transactions. We rely on third-party and internally-developed encryption and authentication technology to provide the security and authentication to effectively secure transmission of confidential information, including payment card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Non-technical means, for example, actions by an employee, can also result in a data breach. Under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, we could be liable to the banks that issue the payment cards for their related expenses and penalties. In addition, if we fail to follow payment card industry security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give our members and customers the option of using payment cards. If we were unable to accept payment cards, our businesses would be seriously harmed.

        We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach related to us or the parties with which we have commercial relationships, could damage our reputation and expose us to a risk of loss, litigation, and possible liability. We cannot assure you that the security measures we take will be effective in preventing these types of activities. We also cannot assure you that the security measures of our third-party vendors, including network providers, providers of customer and billing support services, and other vendors, will be adequate. In addition to potential legal liability, these activities may adversely impact our reputation or our revenues and may interfere with our ability to provide our products and services, all of which could adversely impact our business. In addition, the coverage and limits of our insurance policies may not be adequate to reimburse us for losses caused by security breaches.

Risks Relating to the Separation

        We face the following risks in connection with the Separation:

If the distribution were to fail to qualify as a tax-free transaction for U.S. federal income tax purposes, then the distribution could result in significant tax liabilities.

        In September 2013, United Online received a private letter ruling from the Internal Revenue Service ("IRS") confirming that the separation and the distribution of shares of FTD Companies, Inc. common stock qualifies as a transaction that is tax-free for U.S. federal income tax purposes and will not result in the recognition, for U.S. federal income tax purposes, of income, gain or loss by United Online, Inc. or its stockholders The IRS Ruling and the Tax Opinion rely on certain facts, assumptions, and undertakings, and certain representations from United Online and us, regarding the past and future conduct of both respective businesses and other matters, and the Tax Opinion will rely on the IRS Ruling. Notwithstanding the IRS Ruling and the Tax Opinion, the IRS could determine that the distribution should be treated as a taxable transaction if it determines that any of these facts, assumptions, representations, or undertakings is not correct, or that the distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the Tax Opinion that are not covered by the IRS Ruling.

        If the distribution ultimately were to be determined to be taxable, then a stockholder of United Online that received shares of our common stock in the distribution would be treated as having received a distribution of property in an amount equal to the fair market value of such shares on the distribution date and could incur significant income tax liabilities. Such distribution would be taxable to such stockholder as a dividend to the extent of United Online's current and accumulated earnings and profits. Any amount that exceeded United Online's earnings and profits would be treated first as a non-taxable return of capital to the extent of such stockholder's tax basis in its shares of United Online stock with any remaining amount being taxed as a capital gain. In addition, United Online would recognize a taxable gain in an amount equal to the excess, if any, of the fair market value of the shares of common stock of our company held by United Online on the distribution date over United Online's tax basis in such shares.

        In addition, under the terms of the Tax Sharing Agreement that we entered into with United Online, we are generally responsible for any taxes imposed on United Online that arise from the failure of the distribution to qualify as tax-free for U.S. federal income tax purposes within the meaning of Section 355 of the Code, to the extent such failure to qualify is attributable to actions, events or transactions relating to our stock, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Sharing Agreement, the materials submitted to the IRS in connection with the request for the IRS Ruling or the representation letter provided to counsel in connection with the Tax Opinion. The amounts of such taxes could be significant.

Our success will depend in part on our ongoing relationship with United Online after the Separation.

        In connection with the Separation, we have entered into a number of agreements with United Online that govern the ongoing relationships between United Online and its subsidiaries and us after the Separation. Our success will depend, in part, on the maintenance of these ongoing relationships with United Online and its subsidiaries and their performance of their obligations under these agreements.

The agreements that we entered into with United Online may involve, or may appear to involve, conflicts of interest.

        In connection with the Separation, we entered into certain agreements with United Online which provide for the allocation between the Company and United Online of certain assets, liabilities, and obligations of United Online and its subsidiaries, and will govern the relationship between United Online and us following the Separation. We negotiated these agreements with United Online while we were still a wholly-owned subsidiary of United Online. Accordingly, some of our executive officers and directors were employees or directors of United Online or its subsidiaries at the time of the negotiations and, as such, had an obligation to serve the interests of United Online and its subsidiaries. As a result, they could be viewed as having had a conflict of interest.

Certain of our directors may have actual or potential conflicts of interest because of their cross directorships and stock ownership with United Online.

        We continue to have overlap in directors with United Online, which may lead to conflicting interests. Our board of directors includes Robert Berglass (the Chairman of our Board of Directors), James T. Armstrong and Dennis Holt who are members of the board of directors of United Online. These members of our board of directors also serve on the board of directors of United Online and have fiduciary duties to both United Online's and our stockholders. These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.

We will be subject to continuing contingent liabilities of United Online following the Separation.

        After the Separation, there will be several significant areas where the liabilities of United Online may become our obligations. For example, under the Code and the related rules and regulations, each corporation that was a member of the United Online consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the distribution is jointly and severally liable for the U.S. federal income tax liability of the entire United Online consolidated tax reporting group for such taxable period. In connection with the Separation, we entered into a Tax Sharing Agreement with United Online that allocates the responsibility for prior period taxes of the United Online consolidated tax reporting group between our company and United Online. For a more detailed description, see "Certain Relationships and Related-Party Transactions—Agreements with United Online—Tax Sharing Agreement." If United Online were unable to pay any prior period taxes for which it is responsible, however, we could be required to pay the entire amount of such taxes, and such amounts could be significant. Other provisions of federal, state, local, or foreign law may establish similar liability for other matters, including laws governing tax-qualified pension plans, as well as other contingent liabilities.

We might not be able to engage in desirable strategic transactions and equity issuances following the distribution because of certain restrictions relating to requirements for tax-free distributions.

        Our ability to engage in significant equity transactions could be limited or restricted in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the distribution by United Online. Even if the distribution otherwise qualifies for tax-free treatment under Section 355 of the Code, the distribution may result in corporate-level taxable gain to United Online under Section 355(e) of the Code if 50% or more, by vote or value, of shares of our stock or United Online's stock are acquired or issued as part of a plan or series of related transactions that includes the Separation. The process for determining whether an acquisition or issuance triggering these provisions has occurred is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. Any acquisitions or issuances of our stock or United Online's stock within a two-year period after the distribution generally are presumed to be part of such a plan, although our company or United Online, as applicable, may be able to rebut that presumption.

        Under the Tax Sharing Agreement that we entered into with United Online, we are generally responsible for any taxes imposed on United Online that arise from the failure of the distribution to qualify as tax-free for U.S. federal income tax purposes within the meaning of Section 355 of the Code, to the extent such failure to qualify is attributable to actions, events or transactions relating to our stock, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Sharing Agreement or the materials submitted to the IRS in connection with the request for the IRS Ruling.

We may be unable to achieve some or all of the benefits that we expect to achieve as an independent, publicly traded company.

        As an independent, publicly traded company, we believe that our businesses will benefit from, among other things: (1) enhanced strategic and management focus; (2) the ability to independently establish strategic priorities, growth strategies, and financial objectives; (3) more efficient capital allocation and direct access to capital; (4) the ability to implement a tailored approach to recruiting and retaining employees, including the ability to design effective incentives for the management team and employees that are more closely tied to business performance; (5) improved investor understanding of our business strategy and operating results; and (6) the ability to allow investors to choose between investing in United Online and/or FTD. However, by separating from United Online, we may be more susceptible to securities market fluctuations and other adverse events than we would have been if we were still a subsidiary of United Online. In addition, we may not be able to achieve some or all of the benefits that we expect to achieve as an independent company in the timeframe in which we expect to do so, if at all. For example, the process of operating as a newly independent public company may distract our management team from focusing on our business and strategic priorities. If we do not realize the anticipated benefits from the Separation for any reason, our business may be adversely affected.

We are an "emerging growth company" and cannot be certain if the reduced disclosure requirements applicable to "emerging growth companies" will make our common stock less attractive to investors.

        We are an "emerging growth company," as defined in the JOBS Act. For as long as we continue to be an "emerging growth company," we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies. Among other things, we are not required to (1) provide an auditor's attestation report on management's assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley

Act, (2) comply with any new rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (4) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (5) provide certain disclosure regarding executive compensation required of larger public companies, or (6) hold a nonbinding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved. Accordingly, the information that we provide stockholders in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, and in our other filings with the SEC, may be different than what is available with respect to other public companies. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and adversely affected.

        As an "emerging growth company," we have elected to take advantage of the extended transition period for complying with new or revised accounting standards applicable to public companies. As a result of this election, our financial statements may not be comparable to companies that comply with non-emerging growth companies effective dates for such new or revised standards.

        We will remain an "emerging growth company" until the earliest of (1) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (2) the date on which we are deemed to be a "large accelerated filer," as defined in Rule 12b-2 under the Exchange Act or any successor statute, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period, or (4) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act.

We may be unable to make, on a timely basis, the changes necessary to operate as an independent, publicly traded company.

        Our financial results previously were included within the consolidated results of United Online. As a result of the Separation, we are directly subject to the reporting and other obligations under the Exchange Act immediately after the distribution date. In addition, as a public entity, we will be subject to the requirements of the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly, and current reports about our business and financial condition. Under the Sarbanes-Oxley Act, we must maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant resources and management oversight. As an "emerging growth company," we are excluded from Section 404(b) of the Sarbanes-Oxley Act, which otherwise would have required our auditors to formally attest to and report on the effectiveness of our internal control over financial reporting. If we cannot maintain effective disclosure controls and procedures or favorably assess the effectiveness of our internal control over financial reporting, or once we are no longer an "emerging growth company," our independent registered public accounting firm cannot provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock could decline.

Our historical consolidated financial statements are not necessarily representative of the results we would have achieved as an independent, publicly traded company and may not be a reliable indicator of future results.

        Our historical and unaudited condensed consolidated financial statements included herein this Form 10-Q do not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as an independent, publicly traded company during the periods presented or those that we will achieve in the future. This is primarily a result of the following factors:

  •
  Prior to the Separation, our business was operated by United Online as part of its broader corporate organization, rather than as an independent company. United Online historically performed, and is currently performing, various corporate functions for us, including, but not limited to, senior management, legal, human resources, finance, information technology, and centrally-managed employee benefit arrangements. Our historical consolidated financial statements reflect allocations of corporate expenses from United Online for these and similar functions. These allocations may not be indicative of the actual expenses that would have been incurred had we operated as an independent, publicly traded company for all periods presented, and we expect to incur certain incremental costs which are estimated to range from $2 million to $5 million on an annual pre-tax basis; and

  •
  Other significant changes may occur in our cost structure, management, financing, and business operations as a result of our operation as a company separate from United Online.

        For these reasons, our cost structure may be higher and our future financial costs and performance may be worse than the performance implied by the historical and unaudited condensed consolidated financial information presented in this Form 10-Q.

There can be no assurance that we will have access to the capital markets on acceptable terms.

        From time to time, we may need to access the long-term and short-term capital markets to obtain financing. Although we believe that the sources of capital in place at the time of the Separation will permit us to finance our operations for the foreseeable future on acceptable terms, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including, but not limited to: (1) our financial performance, (2) our credit ratings or the absence of a credit rating, (3) the liquidity of the overall capital markets, and (4) the state of the economy. There can be no assurance that we will have access to the capital markets on acceptable terms and conditions.

We may incur greater costs as an independent, publicly traded company than we did when we were part of United Online, which could decrease our profitability.

        We shared economies of scope and scale with United Online in costs and vendor relationships, and took advantage of United Online's size and purchasing power in procuring certain products and services, such as insurance and healthcare benefits, and technology, such as computer software licenses. After the Separation, as a separate, independent entity, we may be unable to obtain these products, services and technologies at prices or on terms as favorable to us as those we obtained prior to the Separation. We also relied on United Online to provide various information technology, payroll, legal, and other services. While we have entered into a Transition Services Agreement, which governs certain relationships between us and United Online after the Separation and pursuant to which United Online will continue to provide certain of these services on a short-term transitional basis after the Separation, this arrangement may not capture all the benefits our business has enjoyed as a result of being integrated with the other businesses of United Online. In addition, we will be required to establish the necessary infrastructure and systems to supply these services on an ongoing basis. We may not be able to replace the services provided by United Online in a timely manner or on terms and conditions as favorable as those we received from United Online. If functions previously performed by United Online cost us more than the amounts reflected in our historical financial statements, our profitability could decrease.

We might have been able to receive better terms from unaffiliated third parties than the terms we received in our agreements with United Online.

        The agreements related to the Separation, including the Separation and Distribution Agreement, the Tax Sharing Agreement, the Transition Services Agreement, the Employee Matters Agreement, and any other agreements, were negotiated in the context of our separation from United Online while we were still part of United Online. Although these agreements were intended to be on an arm's-length basis, they may not reflect terms that would have resulted from arm's-length negotiations among unaffiliated third parties. Conversely, certain agreements related to the Separation may include terms that are more favorable than those that would have resulted from arm's-length negotiations among unaffiliated third parties. Following expiration of these agreements, we will have to enter into new agreements with unaffiliated third parties, and such agreements may include terms that are less favorable to us. The terms of the agreements negotiated in the context of our separation concerned, among other things, allocations of assets, liabilities, rights, indemnifications, and other obligations between United Online and us.

Certain of the contracts to be transferred or assigned from United Online or its affiliates to us or one of our affiliates in connection with the Separation require the consent of a third party to such transfer or assignment. If such consent is not obtained, we may not be entitled to the benefit of such contracts in the future.

        In connection with the Separation, a number of contracts with service providers and other third parties were assigned by United Online or its affiliates to us or one of our affiliates. However, some of these contracts require the contractual counterparty's consent to such an assignment. Similarly, in some circumstances, we are a joint beneficiary of contracts, and we will need to enter into a new agreement with the third party to replicate the contract or assign the portion of the contract related to our business. It is possible that some parties may use the requirement of a consent to seek more favorable contractual terms from us or seek to terminate the contract. If (1) we are unable to obtain such consents on commercially reasonable and satisfactory terms, (2) we enter into new agreements on significantly less favorable terms, or (3) if any contract is terminated, we may be unable to obtain the benefits, assets, and contractual commitments that are intended to be allocated to us as part of the Separation. The failure to timely complete the assignment of existing contracts, or the negotiation of new arrangements, with any of our key suppliers, including those that are a single source or limited source suppliers, or a termination of any of those arrangements, could negatively impact our business, financial condition, results of operations, and cash flows.

A court could require that we assume responsibility for obligations allocated to United Online under the Separation and Distribution Agreement.

        Under the Separation and Distribution Agreement, from and after the Separation, we and United Online are responsible for the debts, liabilities, and other obligations related to the businesses which each company owns and operates following the consummation of the Separation. Although we do not expect to be liable for any obligations that are not allocated to us under the Separation and Distribution Agreement, a court could disregard the allocation agreed to between the parties, and require that we assume responsibility for obligations allocated to United Online, particularly if United Online were to refuse or were unable to pay or perform the allocated obligations.

Potential indemnification liabilities to United Online pursuant to the Separation and Distribution Agreement could materially and adversely affect our company.

        Among other things, the Separation and Distribution Agreement provides for indemnification obligations designed to make our company financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the Separation. If we are required to indemnify United Online under the circumstances set forth in the Separation and Distribution Agreement, we may be subject to substantial liabilities.

In connection with the Separation, United Online has indemnified us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that United Online's ability to satisfy its indemnification obligation will not be impaired in the future.

        Pursuant to the Separation and Distribution Agreement, United Online will indemnify us for substantially all liabilities that exist relating to United Online's business activities, whether incurred prior to or after the Separation. However, third parties could seek to hold us responsible for any of the liabilities that United Online agrees to retain, and there can be no assurance that the indemnity from United Online will be sufficient to protect us against the full amount of such liabilities, or that United Online will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from United Online any amounts for which we are held liable, we may be temporarily required to bear these losses.

The Separation may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements.

        The Separation is subject to review under various state and federal fraudulent conveyance laws. Fraudulent conveyance laws generally provide that an entity engages in a constructive fraudulent conveyance when (1) the entity transfers assets and does not receive fair consideration or reasonably equivalent value in return, and (2) the entity (a) is insolvent at the time of the transfer or is rendered insolvent by the transfer, (b) has unreasonably small capital with which to carry on its business, or (c) intends to incur or believes it will incur debts beyond its ability to repay its debts as they mature. An unpaid creditor or an entity acting on behalf of a creditor, including, without limitation, a trustee or debtor-in-possession in a bankruptcy by us or United Online or any of our respective subsidiaries, may bring a lawsuit alleging that the Separation or any of the related transactions constituted a constructive fraudulent conveyance. If a court accepts these allegations, it could impose a number of remedies, including, without limitation, voiding our claims against United Online, requiring our stockholders to return to United Online some or all of the shares of our common stock distributed in the distribution, or providing United Online with a claim for money damages against us in an amount equal to the difference between the consideration received by United Online and the fair market value of FTD at the time of the Separation.

        The measure of insolvency for purposes of the fraudulent conveyance laws will vary depending on which jurisdiction's law is applied. Generally, an entity would be considered insolvent if (1) the sum of its debts is greater than all of its property, at a fair valuation; (2) the present fair saleable value of its assets is less than its probable liabilities on its debts as such debts become absolute and matured; (3) it cannot pay its debts and other liabilities, including contingent liabilities and other commitments as they mature; or (4) it has unreasonably small capital for the business in which it is engaged. We cannot assure you what standard a court would apply to determine insolvency or that a court would determine that we, any of our respective subsidiaries or United Online were solvent at the time of or after giving effect to the Separation.

        The distribution of our common stock by United Online is also subject to review under state corporate distribution statutes. Under the General Corporation Law of the State of Delaware (the "DGCL"), a corporation may only pay dividends to its stockholders either (1) out of its surplus (net assets minus capital) or (2) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Although United Online made the distribution of our common stock entirely from surplus, we cannot assure you that a court will not later determine that some or all of the distribution to United Online stockholders was unlawful.

        United Online's Board of Directors obtained an opinion that FTD Companies, Inc. and United Online each were solvent at the time of the Separation, including immediately after the payment of the dividend and the Separation, are able to repay our respective debts as they mature following the Separation and have sufficient capital to carry on our respective businesses, and that the distribution was made entirely out of surplus in accordance with Section 170 of the DGCL. We cannot assure you, however, that a court would reach the same conclusions set forth in such opinion in determining whether United Online or FTD Companies, Inc. were insolvent at the time of, or after giving effect to, the Separation, or whether lawful funds were available for the distribution to United Online's stockholders.

Risks Relating to Our Common Stock

        You will face the following risks in connection with ownership of our common stock:

The market price of our common stock may fluctuate significantly.

        The Company's common stock began trading "regular way" on the NASDAQ Global Select Market under the stock ticker symbol "FTD" on November 1, 2013. There can be no assurance that an active trading market for our common stock will be sustained in the future. The lack of an active trading market may make it more difficult for you to sell our shares and could lead to our share price being depressed or more volatile. In addition, the market price of our common stock may fluctuate significantly.

        We cannot predict the prices at which our common stock may trade after the distribution. The market price of our common stock may fluctuate significantly, depending upon many factors, some of which may be beyond our control, including, but not limited to:

  •
  a shift in our investor base;

  •
  our quarterly or annual earnings, or those of other companies in our industry;

  •
  actual or anticipated fluctuations in our operating results;

  •
  success or failure of our business strategy;

  •
  our ability to obtain financing as needed;

  •
  changes in accounting standards, policies, guidance, interpretations, or principles;

  •
  changes in laws and regulations affecting our business, including tax legislation;

  •
  announcements by us or our competitors of significant acquisitions or dispositions;

  •
  the failure of securities analysts to cover our common stock after the distribution;

  •
  changes in earnings estimates by securities analysts or our ability to meet our earnings guidance;

  •
  the operating and stock price performance of other comparable companies;

  •
  investor perception of us and the floral retail industry;

  •
  overall market fluctuations; and

  •
  general economic conditions and other external factors.

        Stock markets in general have also experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could negatively affect the trading price of our common stock.

Substantial sales of our common stock may occur in connection with the distribution, which could cause the market price of our common stock to decline.

        The shares of our common stock that United Online distributed to its stockholders generally may be sold immediately in the public market. Although we have no actual knowledge of any plan or intention on the part of any holder of five percent or more of the outstanding shares of United Online to sell our common stock after the distribution date, it is possible that some United Online stockholders will sell our common stock received in the distribution for reasons such as our business profile or market capitalization as an independent company not fitting their investment objectives or because our common stock is not included in certain indices after the distribution. The sales of significant amounts of our common stock or the perception in the market that this will occur may result in the lowering of the market price of our common stock.

Your percentage ownership in our company may be diluted in the future.

        Your percentage ownership in our company may be diluted in the future because of equity awards that we expect to grant to our directors, officers, and employees, and because of adjustments made to outstanding United Online equity awards in connection with the Separation. We have established equity incentive plans that will provide for the grant of common stock-based equity awards to our directors, officers, and employees. In addition, we may issue equity as all or part of the consideration paid for acquisitions and strategic investments we may make in the future.

We may issue preferred stock with terms that could dilute the voting power or reduce the value of our common stock.

        While we have no specific plan to issue preferred stock, our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, privileges, preferences, including preferences over our common stock respecting dividends and distributions, terms of redemption and relative participation, optional, or other rights, if any, of the shares of each such series of preferred stock and any qualifications, limitations or restrictions thereof, as our Board of Directors may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.

Provisions in our charter documents and the DGCL could discourage potential acquisition proposals, could delay, deter or prevent a change in control, and could limit the price certain investors might be willing to pay for our common stock.

        Certain provisions of the DGCL and our certificate of incorporation and bylaws may inhibit a change of control not approved by our Board of Directors or changes in the composition of our Board of Directors, which could result in the entrenchment of current management. These provisions include:

  •
  advance notice requirements for nominations of candidates for election to our Board of Directors or for proposing matters that can be acted on by stockholders at annual meetings of stockholders;

  •
  limitations on who may call special meetings of stockholders;

  •
  limitations on the ability of stockholders to amend, alter or repeal our bylaws;

  •
  the division of our Board of Directors into three classes with staggered terms;

  •
  limitations on the removal of directors;

  •
  the inability of the stockholders to act by written consent; and

  •
  the authority of our Board of Directors to issue, without stockholder approval, "blank check" preferred stock with such terms as the Board of Directors may determine to increase the number of outstanding shares and thwart a takeover attempt.

        We believe these provisions protect our stockholders from coercive or harmful takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with adequate time to assess any acquisition proposal, and are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board of Directors determines is not in the best interests of our company and our stockholders.

We currently do not expect to pay any cash dividends and the price of our stock may not appreciate.

        We presently intend to retain future earnings, if any, to reinvest in the growth of our businesses and to make interest payments on or pay down our debt and fund potential acquisitions. As a result, we do not currently expect to pay any cash dividends. If we do not pay dividends, the price of our common stock that you receive in the distribution must appreciate for you to recognize a gain on your investment upon sale. This appreciation may not occur.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) - (c) Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

ITEM 5.    OTHER INFORMATION

        The Company filed an Amended and Restated Certificate of Incorporation (the "Amended and Restated Certificate of Incorporation"), and adopted the Second Amended and Restated Bylaws (the "Second Amended and Restated Bylaws"), each of which became effective at 11:59 p.m. on October 31, 2013. A summary of the Amended and Restated Certificate of Incorporation and the Second Amended and Restated Bylaws is included in the "Description of Capital Stock" in the information statement included in the Company's Form 10 and is incorporated by reference herein. In addition, the descriptions of the foregoing are qualified in their entirety by reference to the complete terms and conditions of the Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws, which are filed as Exhibits 3.1 and 3.2 hereto, respectively.

ITEM 6.    EXHIBITS

        See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2013	FTD COMPANIES, INC. (Registrant)
	By:	/s/ BECKY A. SHEEHAN Becky A. Sheehan Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
2.1	Separation and Distribution Agreement by and between United Online, Inc. and FTD Companies, Inc.	X
3.1	Amended and Restated Certificate of Incorporation of FTD Companies, Inc.	X
3.2	Second Amended and Restated Bylaws of FTD Companies, Inc.	X
10.1	Transition Services Agreement by and between United Online, Inc. and FTD Companies, Inc.	X
10.2	Employee Matters Agreement by and between United Online, Inc. and FTD Companies, Inc.	X
10.3	Tax Sharing Agreement by and between United Online, Inc. and FTD Companies, Inc.	X
10.4	Employment Agreement by and between FTD Companies, Inc. and Scott D. Levin	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X