Form 10-K
period 2013-12-31
FTD Companies, Inc.
filed 2014-03-10
CIK 1575360

Use these links to rapidly review the document

TABLE OF CONTENT
FTD COMPANIES, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS & SUPPLEMENTAL SCHEDULE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-35901

FTD COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	32-0255852 (I.R.S. Employer Identification No.)
3113 Woodcreek Drive Downers Grove, Illinois (Address of principal executive office)	60515 (Zip Code)

(630) 719-7800
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐*

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐*

         *The registrant became subject to the requirements on October 1, 2013.

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes ☐    No ☒

         As of June 30, 2013, the registrant's common stock was not publicly-traded. At February 28, 2014, there were 18,922,398 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant's definitive proxy statement relating to the 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year ended December 31, 2013.

FTD COMPANIES, INC.
INDEX TO FORM 10-K
For the Year Ended December 31, 2013

        In this document, references to "FTD," the "Company," "we," "us" and "our" refer to FTD Companies, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about our strategies; the anticipated benefits of our separation from United Online, Inc.; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness and invest in initiatives; our products and services; pricing; marketing plans; competition; settlement of legal matters; and the impact of accounting changes and other pronouncements. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Annual Report on Form 10-K and additional factors that accompany the related forward-looking statements in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.    BUSINESS

Overview

        We are a premier floral and gifting company with a vision to be the leading and most trusted floral and gifting company in the world. Our mission is to inspire, support, and delight our customers when expressing life's most important sentiments. We provide floral, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. Our business uses the highly-recognized FTD® and Interflora® brands, both supported by the iconic Mercury Man logo. While we operate primarily in the United States ("U.S."), Canada, the United Kingdom ("U.K."), and the Republic of Ireland, we have worldwide presence as our iconic Mercury Man logo is displayed in nearly 40,000 floral shops in 150 countries. Our portfolio of brands also includes Flying Flowers, Flowers Direct, and Drake Algar in the U.K. While floral arrangements and plants are our primary offerings, we also market and sell gift items, including jewelry, chocolate dip delights™ and other sweets, gift baskets, wine, fruit, and spa products.

        Prior to November 1, 2013, FTD was a wholly-owned subsidiary of United Online, Inc. ("United Online"). On November 1, 2013, United Online separated into two independent, publicly-traded companies: FTD Companies, Inc. and United Online, Inc. (the "Separation"). The Separation was consummated through a tax-free dividend involving the distribution of all shares of FTD Companies, Inc. common stock to United Online's stockholders. In connection with the Separation, holders of United Online common stock received one share of FTD common stock for every five shares of United Online common stock held on the record date (prior to giving effect to the reverse stock split of United Online shares). Following completion of the Separation, FTD Companies, Inc. became an independent, publicly-traded company on the NASDAQ Global Select Market utilizing the symbol "FTD." The FTD Companies, Inc. Registration Statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission (the "SEC") on October 1, 2013. For additional information and risk factors associated with our separation from United Online see "Risk Factors," which appears in Item 1A of this Annual Report on Form 10-K (this "Form 10-K").

        FTD Companies, Inc., formerly known as UNOL Intermediate, Inc., is a Delaware corporation headquartered in Downers Grove, Illinois that was formed in April 2008 in connection with United Online's acquisition of FTD Group, Inc. ("FTD Group"). FTD Group is a Delaware corporation that was formed in 2003 by Green Equity Investors IV, L.P., a private investment fund affiliated with Leonard Green & Partners, L.P., solely for the purpose of acquiring majority ownership of FTD, Inc. FTD, Inc. is a Delaware corporation that commenced operations in 1994 when FTD converted from a not-for-profit cooperative to a for-profit corporation, and includes the operations of its principal operating subsidiaries, Florists' Transworld Delivery, Inc., FTD.COM Inc. ("FTD.COM") and Interflora British Unit ("Interflora"). In April 2012, Interflora acquired certain assets of the Gifts Division of Flying Brands Limited, including the Flying Flowers, Flowers Direct, and Drake Algar businesses.

About FTD Companies

        On August 18, 1910, thirteen American retail florists, led by John Valentine, agreed to exchange orders for out-of-town deliveries. In telegraphing orders to each other from opposite sides of the country, they hoped to eliminate their reliance on trains to send flowers to far away recipients. Soon independent florists all over America were telegraphing and telephoning orders to each other using the FTD network. Originally called "Florists' Telegraph Delivery Association," FTD was the world's first flowers-by-wire service and in 1914 adopted the iconic figure of the Mercury Man as its official logo. In 1965, FTD expanded to include international transactions, and the company was renamed "Florists' Transworld Delivery" to reflect its growing worldwide presence.

        Similar to our U.S. history, our international business, Interflora, was founded in the U.K. in 1923, under the name "Florists' Telegraph Delivery Association" as a network of florists offering flower and gift delivery across the U.K. and later in the Republic of Ireland. In the 1950's, we adopted the name 'Interflora' and from that point, we have been one of the most recognized brands in the U.K. and the Republic of Ireland. Our Interflora brand recognition within the flower delivery market has prompted and unprompted awareness more than twice that of our competitors.

        Today, the gold "Mercury Man" is one of the most recognized logos in the world and we are one of the largest and most trusted online floral and gift retailers in the world.

        Our consumer business in the U.S. and Canada operates primarily through our www.ftd.com website, associated mobile sites, and the 1-800-SEND-FTD telephone number. While floral arrangements and plants are our primary offerings, we also market and sell gift items, including jewelry, chocolate dip delights™ and other sweets, gift baskets, wine, fruit, and spa products. The majority of consumer orders are hand-delivered by our floral network members with same-day delivery available in most locations. The other consumer orders are fulfilled and shipped directly to the consumer in an elegant gift box by third parties via next-day and future-day delivery services.

        Our florist business operates in the business-to-business market. We provide a comprehensive suite of products and services to members of our floral network, including services that enable our floral network members to send, receive, and deliver floral orders. Floral network members include traditional retail florists, as well as other retail locations offering floral and related products, that are located primarily in the U.S. and Canada. We also provide products and services to other companies in need of floral and gifting solutions. Our large floral network provides an order fulfillment vehicle for our consumer business that allows us to offer same-day delivery capability (subject to certain limitations) to recipients throughout the U.S. and Canada.

        Interflora offers the widest range of products, delivery options, and the highest service levels in the U.K. and the Republic of Ireland. Interflora operates primarily through its www.interflora.co.uk and www.interflora.ie websites, associated mobile sites, and various telephone numbers. Our portfolio of brands also includes Flying Flowers, Flowers Direct, and Drake Algar. Our products include: floral gift products, sympathy arrangements, personalized items, and occasion-specific gifts and plants. Consumers can also design their bouquet, stem by stem, online using My Interflora Creation. In addition to our floral offerings, we also offer a wide range of finishing touches such as bears, chocolates, and wine together with a range of non-floral gifts, including tailored food gifts through My Interflora Creation. Interflora's floral gift offerings are made possible through its network of florists in the U.K. and the Republic of Ireland, with the majority of its products being delivered through its floral network. Consumers also have the option of ordering specific products that are presented in specially designed elegant gift boxes and delivered by third-party couriers. We also provide products and services to floral network members, funeral directors, independent gift shops, other retailers, and other companies in need of floral and gifting solutions.

"Emerging Growth Company" Reporting Requirements

        The Company qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"). For as long as the Company is deemed to be an "emerging growth company," the Company may take advantage of certain exemptions from various regulatory reporting requirements that are applicable to other public companies. Among other things, the Company is not required to (1) provide an auditor's attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new rules that may be adopted by the Public Company Accounting Oversight Board ("PCAOB") requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (4) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (5) provide certain disclosure regarding executive compensation required of larger public companies, or (6) hold a nonbinding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.

        As an "emerging growth company," the Company has elected to take advantage of the extended transition period for complying with new or revised accounting standards until such standards are also applicable to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with non-emerging growth companies effective dates for such new or revised standards.

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

Industry Background

        Floral industry retail purchases in the U.S., including flowers, potted plants, and seeds were approximately $28 billion in 2012, according to the U.S. Department of Commerce. Floral industry retail purchases in the U.K., including fresh-cut flowers and indoor plants, were approximately £2.2 billion in 2008, according to the latest available study by Mintel, a market research company. Both the U.S. and U.K. markets are highly fragmented, with thousands of floral industry participants. Trends in the floral retail markets have included the following:

  •
  Floral mass marketers, such as our consumer business, capture floral orders from consumers via the internet, associated mobile sites, and telephone. The floral mass marketers' share of retail floral purchases has expanded due to shifting consumer preferences towards purchasing floral products online and the emergence of prominent brands with national or international exposure.

  •
  Increasing consumer interest in floral arrangements shipped directly to consumer recipients via common carrier has also benefited floral mass marketers in past years.

        There were approximately 15,300 retail florists in the U.S. in 2011, according to the U.S. Census Bureau. Supermarkets, mass merchants, and other retailers have established or increased their presence in the floral retail market by adding a variety of floral and related gift products to their merchandise assortments. The emergence of supermarkets and mass merchants as increasingly important distribution channels within the floral retail market has led many traditional retail florists to expand their merchandise offerings to include a larger selection of gift items, outdoor nursery stock, and seasonal decorations, among other items.

        Floral wire services utilize proprietary network communication systems to enable the transmission and fulfillment of orders among floral network members. Floral wire services may include order transmission, clearinghouse services, marketing, and other services in support of the floral network. Order clearinghouse services play an important role by ensuring the flow of payment between a floral network member sending an order received from a consumer and the member receiving and fulfilling the order, thereby eliminating counterparty credit risk for the floral network members. Providers of floral wire services may offer a broad range of services that are designed to promote revenue growth and facilitate the efficient operation of a retail florist's business. Traditional retail florists often rely on floral network services to provide incoming order volume.

Our Business Strategy

        Our vision is to be the leading and most trusted floral and gifting company in the world. Our mission is to inspire, support, and delight our customers when expressing life's most important sentiments.

  •
  Innovative Product Selection:  Our extensive range of fresh-cut flowers and floral arrangements, plants, and gifts provides our customers with innovative offerings in expressing life's most important sentiments. We offer exclusive FTD and Interflora branded products and other exclusive products designed with our strategic partners. Our premium and branded floral and gift products include The FTD College Rose Collection, FTD Floral Jewels™ Birthstone Collection, FTD Color Your Day™ Collection, Better Homes and Gardens Collection, Smithsonian, FTD Luxury Collection™, My Interflora Creation™, USO Collection, Jane Seymour Silk Botanicals, and Vera Wang Bridal and Everyday Collections, along with Baccarat, Nambé, Orrefors, Rogaska, Waterford, and Wedgewood, among others. We believe we can further inspire, support and delight our customers with floral and gift categories such as gift baskets, chocolate dip delights™ and other sweets, and jewelry. The aforementioned trademarks are the registered and unregistered trademarks of their respective owners.

  •
  Delivery Services:  Our products can be purchased through numerous websites, by telephone, or in retail shops. We offer a variety of delivery options, including same-day delivery to the U.S., Canada, the U.K., and the Republic of Ireland and next-day and future-day delivery service throughout the world (subject to certain limitations); and three-hour, as well as, morning and evening delivery options at Interflora. Our fulfillment model includes independent retail florists and third-party vendors who ship directly to our customers. Further, we are part of an international network with nearly 40,000 floral shops displaying our iconic Mercury Man logo, enabling consumers to purchase products for delivery in 150 countries.

  •
  Quality of Products and Services:  We offer our customers a satisfaction guarantee for fresh, beautiful floral arrangements, plants and gifts. We strive to deliver high-caliber customer service to our consumer customers, floral network members, and other customers. We operate a customer service center in our headquarters in Downers Grove, Illinois, and in other locations in the U.S. and the U.K., and in outsourced locations. High quality products and excellent customer service are critical to our brand strength and brand loyalty that we have built over the past 103 years.

  •
  Strong Operating Performance and Cash Flows:  We manage our business with a focus on profitability and discipline in our cost structure, and cash flow generation.

        We are seeking to expand our business by, among other things, marketing to our current and potential consumer and floral network customers. Our marketing efforts are primarily focused on generating orders from new and existing customers; increasing the penetration of sales of our services and products to our floral network members; attracting new members to our floral networks; and marketing our products and services to alternative channels such as supermarkets, mass merchants and other retail locations. We continue to explore opportunities to differentiate our floral branded product offerings and expand our floral and gift categories with a mind to providing customers greater options in expressing life's most important sentiments. In addition, we seek to provide higher value offerings to our customers and may increase price points as a result. We also engage in a variety of activities to build and enhance the FTD, Interflora, and associated brands. As part of our business strategy, we intend to expand the breadth of our brand through organic growth and, where appropriate, through the acquisition of complementary businesses.

        In an effort to reach consumers, we engage in multi-channel, integrated marketing efforts, which include online advertising and marketing, including search engine marketing and optimization; social media and group-buying programs; co-marketing and affiliate partnerships and loyalty programs such as airlines, credit card companies and hotel chains; database marketing to existing consumer customers featuring email promotions; direct mail and other forms of print advertising; an email-based reminder service that provides consumers with personalized reminders of occasions such as birthdays, anniversaries, and key gift-giving holidays; and radio, television and other "offline" advertising. As consumer shopping continues to migrate from computers to mobile devices, we are committed to providing the best shopping experience from all types of devices.

        Marketing efforts related to our floral network members include member appreciation and training events; sponsorship and participation in floral and retail industry trade shows; and offline media campaigns. In addition, many of our consumer marketing efforts are also designed to integrate with and enhance the businesses of our floral network members. By enhancing the FTD and Interflora brands, we increase the possibility that a consumer will place an order directly with one of our floral network members since floral retailers frequently highlight their association with our floral networks in their own marketing efforts. We also employ dedicated sales forces to market our products and services to our floral network members and to encourage other floral retailers to buy floral and gift products and services from us.

Reportable Segments

        Prior to the Separation, we reported our business operations in one operating and reportable segment. Effective with the management changes that occurred in conjunction with the Separation, we began reporting our business operations in three operating and reportable segments: Consumer, Florist and International. Prior period financial disclosures and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") have been revised to conform to the current segment presentation. For additional information about our reportable segments refer to MD&A and Note 2—"Segment Information" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

        Consumer Segment.    Through our Consumer segment, we are a leading direct marketer of floral and gift products for consumers, primarily in the U.S. and Canada. Our Consumer segment operates primarily through the www.ftd.com website, associated mobile sites, and the 1-800-SEND-FTD telephone number. Orders are transmitted to our floral network members or third-party suppliers for processing and delivery. The majority of consumer orders are hand-delivered by our floral network members, who provide same-day and future-day delivery services. The other consumer orders are fulfilled and shipped directly to the consumer in an elegant gift box by third parties, who provide next-day and future-day delivery services. This segment has a negative working capital model as consumers generally pay us before payment is required to be made to the floral network members and other third-party vendors.

        Florist Segment.    Through our Florist segment, we are a leading provider of products and services to our floral network members, which include traditional retail florists and other non-florist retail locations, primarily in the U.S. and Canada. We also provide products and services to other companies in need of floral and gifting solutions. Our comprehensive suite of services includes, among other things, access to the FTD brand and the Mercury Man logo, which are supported by various FTD marketing campaigns; clearinghouse and order transmission services that enable our members to send, receive, and deliver floral and gift orders; access to the floral network; directory publication services; credit card processing services; e-commerce website services; online advertising tools; and system support services. Our large floral network provides an order fulfillment vehicle for our consumer orders that allows us to offer same-day delivery capability (subject to certain limitations) to recipients throughout the U.S. and Canada.

        We sell products to floral network members, including fresh-cut flowers, branded and non-branded containers, packaging, promotional products, and a wide variety of other floral-related supplies. Selling branded containers to our members helps to ensure that the consumer orders fulfilled by our floral network members are consistent with the product imagery displayed on our websites. We also provide point-of-sale systems and related technology services that enable our floral network members to transmit and receive orders and manage several back-office functions of a retailer's business, including accounting, customer relationship management, direct marketing campaigns, delivery route management, and event planning.

        International Segment.    Our International segment consists of our international business, Interflora, which operates primarily in the U.K. and the Republic of Ireland. Interflora is a leading direct marketer of floral and gift products for consumers and operates primarily through its www.interflora.co.uk and www.interflora.ie websites, associated mobile sites, and various telephone numbers. Our portfolio of brands also includes Flying Flowers, Flowers Direct, and Drake Algar. Orders are transmitted to floral network members or third-party suppliers for processing and delivery. The majority of consumer orders are hand-delivered by our floral network members, who provide same-day delivery, including three-hour, as well as, morning and evening delivery options, and future-day delivery services. The remaining consumer orders are fulfilled and shipped directly to the consumer in an elegant gift box by third parties, who provide next-day and future-day delivery services. This segment has a negative working capital model as consumers generally pay us before payment is required to be made to floral network members or other third-party vendors. Interflora also provides products and services to floral network members, funeral directors, and to other companies in need of floral and gifting solutions. These include access to the Interflora brand, services that enable our members to send, receive, and deliver floral and gift orders, and e-commerce website services. In addition, we sell fresh-cut flowers, certain associated gift products, and floral-related supplies to our floral network members. Our large floral network provides an order fulfillment vehicle for our consumer orders that allows us to offer multiple delivery options (subject to certain limitations) to recipients throughout the U.K. and the Republic of Ireland.

        Segment revenues from external customers as a percentage of total revenues were as follows for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Consumer	48%	49%	48%
Florist	26%	26%	26%
International	26%	25%	26%

Total revenues	100%	100%	100%

Competition

        Consumer market.    The consumer market for flowers and gifts is highly competitive and fragmented as consumers can purchase the products we offer from numerous sources, including traditional local retail florists, supermarkets, mass merchants, gift retailers, and floral and gift mass marketers. The nature of the internet as a marketplace facilitates competitive entry and comparative shopping, which further drives competition. We believe the primary competitive factors in the consumer market are strength of brand, price, quality of products, selection, fulfillment capabilities, customer service, and ordering convenience. In the U.S., our key competitors include online, catalog and floral and gift retailers and mass market retailers with floral departments, including such companies as 1-800-FLOWERS.COM, Inc. and Proflowers.com.

        Floral network services market.    The floral network services market is highly competitive as well, and retail florists and other companies may choose from a variety of providers that offer similar products and services. We believe the primary competitive factors in this market are price, order volume, customer service, services offered, strength of brand and fulfillment capabilities. Our key competitors in the U.S. floral network services market include providers of online or e-commerce services, retailers and wholesalers of floral-related products, and other floral network services providers, such as Teleflora and BloomNet Wire Service, a subsidiary of 1-800-FLOWERS.COM, Inc. The number of retail florists has been declining over the past several years. As the number of retail florists decreases, competition for the business of the remaining retail florists may intensify. However, other non-florist retail locations and other companies may continue to expand their floral and gifting needs.

        International market.    We face intense competition in the consumer markets in the U.K. and the Republic of Ireland, with similar trends and competitive factors as those seen in the U.S. Key competitors in the international consumer market include mass market retailers such as Marks and Spencer, plc ("Marks and Spencer"), Next, Waitrose/John Lewis, Asda Walmart, as well as online catalog and specialty gift retailers such as Serenata, Moonpig, Bunches and Arena. In the business-to-business market there is competition for floral network services primarily from eflorist and iflorist.

        Although we believe that we can compete favorably with respect to many competitive factors, in both the consumer and the floral network services markets, some of our competitors may have an advantage over us with respect to certain factors. Some of our competitors may engage in more aggressive pricing, may devote significantly greater resources to marketing campaigns or other aspects of their business or may respond more quickly and effectively than we can to new or changing opportunities or customer requirements.

Seasonality and Cyclicality

        Our revenues and operating results across all three of our segments typically exhibit seasonality. Revenues and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift-giving holidays, which include Mother's Day, Valentine's Day, Christmas, Easter and Thanksgiving, fall within that quarter. In addition, depending on the year, Easter and the U.K. Mother's Day sometimes fall within the quarter ending March 31 and sometimes fall within the quarter ending June 30. Furthermore, depending on the year, certain of the most popular floral and gift-giving holidays, such as Valentine's Day, may occur on a weekend or government holiday. As a result of these variations, we believe that comparisons of our revenues and operating results for any period with those of the immediately preceding period, or in some instances, the same period of the preceding fiscal year, may be of limited relevance in evaluating our historical performance and predicting our future financial performance. Our working capital, cash and any short-term borrowings may also fluctuate during the year as a result of the factors described above.

Revenue Sources

        We generate revenues primarily from the sale of products and services, as further described below:

  •
  Products revenues.  Products revenues are derived primarily from selling floral, gift and related products to consumers and include the related shipping and service fees. Products revenues also include revenues generated from sales of branded and non-branded containers, software and hardware systems, fresh-cut flowers, packaging and promotional products, and a wide variety of other floral-related supplies to floral network members.

  •
  Services revenues.  Services revenues related to orders sent through the floral network are variable based on either the number of orders or on the value of orders and are recognized in the period in which the orders are delivered. Services revenues also include membership and other subscription-based fees from floral network members that are recognized monthly as earned, on a month-to-month basis.

International Operations

        We have international operations primarily in the U.K., through which we provide floral, gift and related products and services to consumers and to floral network members and other companies in need of floral and gifting solutions in the U.K. and the Republic of Ireland.

        In connection with the Separation from United Online on November 1, 2013, the Company formed a new, wholly-owned subsidiary in the Republic of India, FTD India Private Limited. Our operations in India are primarily responsible for technology development and support. We do not generate revenues directly from our operations in India. For information regarding risks associated with our international operations, see "Risk Factors," which appears in Item 1A of this Form 10-K. For information regarding international long-lived assets, see Note 2—"Segment Information" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

        Geographic revenue information was as follows for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
U.S.	$465,954	$456,433	$436,314
U.K.	161,389	157,081	150,935

Total revenues	$627,343	$613,514	$587,249

Technology

        Our floral network services are provided utilizing internally-developed order processing, order transmission, message processing and customer service systems which provide communication to our floral network members and third-party suppliers. We also have developed software to enhance the functionality of certain components of our services, including billing, email, customer support, logistics and fulfillment for floral products. We maintain data centers in multiple locations in the U.S. and the U.K. In most cases, we have redundant systems to provide high levels of service availability and connectivity. We host some of our data center services in third-party co-location facilities.

        In addition to our proprietary technology, we license from third parties a number of our software applications and components, including applications for our customer support, as well as some of our client and server applications. These licenses generally have terms ranging from several years to perpetual.

Government Regulations

        We are subject to a number of international, federal, state, and local laws and regulations, including, without limitation, those relating to taxation, bulk email or "spam" advertising, user privacy and data protection, consumer protection, antitrust, and unclaimed property. In addition, proposed laws and regulations relating to some or all of the foregoing, as well as to other areas affecting our businesses, are continuously debated and considered for adoption in the U.S. and other countries, and such laws and regulations could be adopted in the future. For additional information regarding risks related to international, federal, state and local laws and regulations, see "Risk Factors" which appears in Item 1A of this Form 10-K.

Proprietary Rights

        Our trade names, trademarks, including the Mercury Man logo, service marks, patents, copyrights, domain names, trade secrets, and other intellectual property are important to the success of our business. In particular, we view our primary trademarks, including the Mercury Man logo as critical to our success. We principally rely upon patent, trademark, copyright, trade secret, domain name laws, and contract laws to protect our intellectual property and proprietary rights. We also license rights to use some of our intellectual property, including the Mercury Man logo, to third parties. We continuously assess whether to seek patent and other intellectual property protections for those aspects of our businesses and technologies that we believe constitute innovations providing competitive advantages. We generally enter into confidentiality or license agreements with our employees, consultants, and corporate partners, and generally control access to, and distribution of, our technologies, documentation, and other proprietary information. We consider our trademarks, including our FTD, Interflora, Flying Flowers, Flowers Direct, and Drake Algar trademarks, to be very valuable assets, and most of these trademarks have been registered in the U.S., the U.K. and/or, in certain cases, in other countries.

Employees

        As of December 31, 2013 we had 941 employees, 578 of which were located in North America, 247 of which were located in the U.K., and 116 of which were located in India. None of these employees are subject to a collective bargaining agreement, and we consider our relationship with our employees to be good.

Executive Officers

        See Part III, Item 10 "Directors, Executive Officers and Corporate Governance" of this Form 10-K for information about executive officers of the registrant.

Available Information

        FTD's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, changes in the stock ownership of our directors and executive officers, our code of ethics, and any other documents filed with, or furnished to, the SEC are available free of charge at FTD's investor relations website at www.ftdcompanies.com. You can access our filings at our website as soon as reasonably practicable after such reports have been electronically filed with or furnished to the SEC. In addition, the SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding the Company that we file electronically with the SEC. The information on our website is not, and shall not be deemed to be, a part of this Form 10-K or incorporated into any other filings we make with the SEC. Throughout this Form 10-K, we incorporate by reference information from other documents filed with the SEC.

        By referring to our websites, including, without limitation, www.ftdcompanies.com, www.ftd.com, www.ftd.ca, www.interflora.co.uk, www.interflora.ie, www.flyingflowers.co.uk, www.flowersdirect.co.uk, www.drakealgar.com, we do not incorporate these websites or their contents into this Form 10-K.

ITEM 1A.    RISK FACTORS

        Our business and our common stock are subject to a number of risks and uncertainties. In addition, there are a number of risks and uncertainties associated with our recent separation from our former parent, United Online. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-K. Based on information currently known, we believe that the following information identifies the most significant risk factors affecting our business, our common stock, and risks associated with our recent separation from United Online.

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

        Economic conditions in the U.S. and the European Union have been depressed and may remain challenging for the foreseeable future. Our products and services are discretionary and dependent upon levels of consumer spending. Consumer spending patterns are difficult to predict and are sensitive to, among other factors, the general economic climate, consumers' levels of disposable income, consumer debt, and overall consumer confidence. These challenging economic conditions have adversely impacted certain aspects of our businesses in a number of ways, including reduced demand, more aggressive pricing for similar products and services by our competitors, increased credit risks, increased credit card failures, a loss of customers, and increased use of discounted pricing for certain of our products and services. It is likely that these and other factors will continue to adversely impact our businesses, at least in the near term. The challenging economic conditions may adversely impact our key vendors and customers. Such economic conditions and decreased consumer spending have, in certain cases, resulted in, and may in the future result in, a variety of negative effects such as a reduction in revenues, increased costs, lower gross margin and operating margin percentages, increased allowances for doubtful accounts and write-offs of accounts receivable, increased provisions for excess and obsolete inventories, and recognition of impairments of assets, including goodwill and other intangible and long-lived assets. Any of the above factors could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Competition could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        The consumer market for flowers and gifts is highly competitive and fragmented as consumers can purchase the products we offer from numerous sources, including traditional local retail florists, supermarkets, mass merchants, gift retailers, and floral and gift mass marketers. We believe the primary competitive factors in the consumer market are price, quality of products, selection, fulfillment capabilities, customer service, ordering convenience, and strength of brand. In both the U.S. and the U.K., our key competitors in the consumer market include online, catalog and floral and gift retailers and mass market retailers with floral departments.

        The floral network services market is highly competitive as well, and retail florists and supermarkets may choose from a variety of providers that offer similar products and services. In addition, the number of retail florists has been declining over a number of years. As the number of retail florists decreases, competition for the business of the remaining retail florists will intensify. Our key competitors in the U.S. floral network services market include providers of online or e-commerce services, retailers and wholesalers of floral-related products and other floral network services. In the International market our key competitors include other floral network service providers.

        We face intense competition in the consumer market. We expect that the sales volumes at supermarkets and mass merchants will continue to increase, and that other online floral mass marketers will continue to increase their competition with us. In particular, the nature of the internet as a marketplace facilitates competitive entry and comparative shopping, and we continue to experience increased competition as a result. Some of our competitors may have significant competitive advantages over us, may engage in more significant discounting, may devote significantly greater resources to marketing campaigns or other aspects of their business or may respond more quickly and effectively than we can to new or changing opportunities or customer requirements.

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

        We spend significant resources marketing our brands, products, and services. We rely on relationships with a wide variety of third parties, including internet search providers such as Google, internet advertising networks, retailers, and direct marketers, to source new customers and to promote our products and services. In addition, from time to time, we may spend a significant amount on marketing, including through television advertising. With any of our brands, products, and services, if our marketing activities are inefficient or unsuccessful, if important third-party relationships or marketing strategies, such as internet search engine marketing and search engine optimization, become more expensive or unavailable, or are suspended or terminated, for any reason, if there is an increase in the proportion of consumers visiting our websites or purchasing our products and services by way of marketing channels with higher marketing costs as compared to channels that have lower or no associated marketing costs, or if our marketing efforts do not result in our products and services being prominently ranked in internet search listings, our key metrics and financial results could be materially and adversely impacted.

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

        Our businesses operate in a number of countries outside the U.S., principally the U.K. and the Republic of Ireland for our Interflora subsidiary, and also India for our technology development and support operations. Conducting international operations involves risks and uncertainties, including:

  •
  adverse fluctuations in foreign currency exchange rates;

  •
  difficulties in managing and staffing international operations;

  •
  potentially adverse tax consequences, including the complexities of foreign value added taxes and restrictions on the repatriation of earnings;

  •
  increased financial accounting, tax and reporting burdens and complexities;

  •
  compliance with United States laws affecting operations outside the United States, such as the Foreign Corrupt Practices Act;

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

        A significant portion of our profitability is dependent on our floral network members. The amount of revenues and profits we generate from individual floral network members can vary significantly. We have lost, and may continue to lose, floral network members as a result of declines in the number of local retail florists as a result of economic factors and competition, as well as our members choosing not to do business with us. There can be no assurance that the decline in the number of floral network members will not increase in the future, or that we will not lose floral network members that generate significant revenues for our business, either of which could materially and adversely affect our business, financial condition, results of operations, or cash flows.

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

If the supply of flowers becomes limited, the price of our floral products could rise or our floral products may become unavailable, which could result in our not being able to meet consumer demand and could have a material effect on our business, financial condition, results of operations, and cash flows.

        Many factors, such as weather conditions, agricultural limitations, restrictions relating to the management of pests and disease, and fair trade and other social or environmental issues, affect the supply of flowers and the price of our floral products. If the supply of flowers available for sale is limited, the wholesale prices of flowers could rise, which would cause us to increase our prices or could result in a reduction in our profits. An increase in our prices could result in a decline in customer demand for our floral products, which would decrease our revenues. Alternatively, we may not be able to obtain high-quality flowers in an amount sufficient to meet consumer demand. Even if available, flowers from alternative sources may be of lesser quality or more expensive than those currently offered by us. A large portion of our supply of flowers is sourced from Colombia, Ecuador, Holland, and Kenya.

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

        Our business could be materially and adversely affected by a catastrophic event. A disaster such as a fire, earthquake, flood, power loss, terrorism, or other similar event, affecting any of our facilities, data centers or computer systems, or those of our third-party vendors, or a system interruption or delay that slows down the internet or makes the internet or our websites temporarily unavailable, could result in a significant and extended disruption of our operations and services. Any prolonged disruption of our services due to these or other events would severely impact our business. We do not carry flood insurance for our facilities, and the property, business interruption and other insurance we do carry may not be sufficient to cover, if at all, losses that may occur as a result of any events which cause interruptions in our services.

Our success is dependent on the intellectual property that we use.

        We regard the "FTD" and "Interflora" trademarks, the "Mercury Man" logo, the "FTD.COM", the "Interflora.co.uk" and other internet domain names and the other service marks, trademarks, and other intellectual property that we use in our business as being critical to our success. Our company and our subsidiaries have applied for the registration of, and have been issued, trademark registrations for trademarks and service marks used in our business in the U.S., the U.K. and various other foreign countries; however, in some other countries, there are certain pre-existing and potentially conflicting trademark registrations held by third parties. We rely on a combination of copyright, trademark, and trade secret laws, confidentiality procedures, contractual provisions, and license and other agreements with employees, customers and others to protect our intellectual property rights. In addition, we may also rely on the third-party owners of the intellectual property rights we license to protect those rights. We license some of our intellectual property rights, including the Mercury Man logo, to third parties. The steps taken by us and those third parties to protect our intellectual property rights may not be adequate, and other third parties may infringe or misappropriate our intellectual property rights. This could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Furthermore, the validity, enforceability, and scope of protection of intellectual property in internet-related industries are uncertain and still evolving.

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

        We transact business in different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, including the British Pound, the Euro, the Canadian Dollar and the Indian Rupee. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our international businesses are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the fluctuations in foreign currency exchange rates. Certain of our key business metrics, such as average order value, are similarly affected by such foreign currency exchange rate fluctuations. Changes in global economic conditions, market factors, and governmental actions, among other factors, can affect the value of these currencies in relation to the U.S. Dollar. A strengthening of the U.S. Dollar compared to these currencies and, in particular, to the British Pound and the Euro, has had, and in future periods could have, an adverse effect on the comparisons of our revenues and operating income against prior periods. We cannot accurately predict the impact of future foreign currency exchange rate fluctuations on our operating results, and such fluctuations could negatively impact the comparisons of such results against prior periods.

Changes in laws and regulations and new laws and regulations may adversely affect our business, financial condition, results of operations, and cash flows.

        We are subject to a variety of international, federal, state, and local laws and regulations, including, without limitation, those relating to taxation, bulk email or "spam," advertising, including, without limitation, targeted or behavioral advertising, user privacy and data protection, consumer protection, antitrust, and unclaimed property. Compliance with the various laws and regulations, which in many instances are either unclear or unsettled, is complex. New laws and regulations, such as those being considered or recently enacted by certain states or the federal government related to automatic-renewal practices, user privacy, targeted or behavioral advertising, floral-related fees and advertising, and taxation, could impact our revenues or certain of our business practices or those of our advertisers. Any changes in the laws and regulations applicable to us, the enactment of any additional laws or regulations, or the failure to comply with, or increased enforcement activity of, such laws and regulations, could significantly impact our products and services, our costs, or the manner in which we or our advertisers conduct business, all of which could adversely impact our results of operations and cause our business to suffer.

Foreign, state, and local governments may attempt to impose additional sales and use taxes, value added taxes or other taxes on our business activities, including our past sales, which could decrease our ability to compete, reduce our sales, and have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        In accordance with current industry practice by domestic floral and gift order gatherers and our interpretation of applicable law, our consumer business collects and remits sales and use taxes on consumer orders that are delivered in a limited number of states where it has a physical presence or other form of jurisdictional nexus. If states successfully challenge this practice and impose sales and use taxes on orders delivered in states where we do not have physical presence or another form of jurisdictional nexus, we could incur substantial tax liabilities for past sales and lose future sales as a result of the increased tax cost that would be borne by the customer. Also, states may seek to reclassify the status of internet order gatherers, such as our consumer business, as persons that are deemed to fulfill the underlying order, in which case, a state may seek to impose taxes on the receipts generated from consumer orders fulfilled and delivered by florists outside such state. In addition, future changes in the operation of our online and telephonic sales channels could result in the imposition of additional sales and use tax or other tax obligations.

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

        The Separation and Distribution Agreement which was executed between us and United Online in connection with the Separation provides United Online with the right to control the litigation and settlement of certain litigation matters that relate to us, United Online, and our respective predecessors and consolidated subsidiaries, which were asserted before the Separation, as well as specified litigation matters that are asserted after the Separation. These matters include the ongoing matters relating to our and United Online's former post-transaction sales practices referenced above and other current or former business practices. These matters include the investigations referenced above relating to certain post-transaction sales practices and certain other current or former business practices. See Note 15—"Commitments and Contingencies—Legal Matters" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. The Separation and Distribution Agreement also provides United Online with the right to allocate certain liabilities and expenses to us with respect to these matters. We and United Online may not prevail in these or other existing or future legal claims and any judgments against us and, in respect of the matters under United Online's control, we have limited rights to contest the terms of any settlement or other resolution agreed to by United Online and its allocation of liabilities and expenses to us. It is possible that we and United Online may have differing interests in respect of the terms of any such settlement or other resolution of the matters under United Online's control. The settlement or other resolution of litigation claims by us, or by United Online in respect of the matters under United Online's control, may involve the payment of significant sums, including damages, fines, penalties, or assessments, or changes to our business practices, and may have a significant adverse effect on our business, financial condition, results of operations and cash flows.

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

We have a substantial amount of indebtedness, which could adversely affect our ability to raise additional capital to fund operations, our flexibility in operating our business, and our ability to react to changes in the economy or our industry.

        At December 31, 2013, we had $220 million of indebtedness outstanding, which is due in July 2018. Our substantial indebtedness could have significant consequences for our business and financial condition. For example:

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

  •
  Our ability to obtain additional financing to fund future working capital needs, capital expenditures, acquisitions, and other general corporate requirements could be limited. In addition, our ability to borrow additional amounts under our revolving credit facility, which is a significant source of liquidity, is subject to the absence of defaults and our ability to make representations contained in our revolving credit facility. Failure to meet our borrowing conditions under our revolving credit facility could materially and adversely impact our liquidity.

  •
  Our debt imposes operating and financial covenants and restrictions on us, including limitations on our ability to use cash flows for the benefit of our subsidiaries, and compliance with such covenants and restrictions may adversely affect our ability to adequately finance our operations or capital needs, pursue attractive business opportunities that may arise, redeem or repurchase capital stock, pay dividends, sell assets, and make capital expenditures.

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

        Under the terms of the 2013 Credit Agreement (as defined below), we are permitted to incur additional indebtedness subject to certain conditions, and the risks described above may be increased if we incur additional indebtedness. In addition, the 2013 Credit Agreement includes guarantees on a joint and several basis by certain of our existing and future, direct and indirect, wholly-owned domestic subsidiaries and is secured by first priority security interests in, and mortgages on, substantially all of our tangible and intangible assets and the assets of certain of our direct and indirect domestic, wholly-owned subsidiaries and first priority pledges of all the equity interests owned by us in certain of our existing and future direct and indirect subsidiaries (except with respect to foreign subsidiaries and certain domestic subsidiaries whose assets consist primarily of foreign subsidiary equity interests, in which case such pledges are limited to 66% of the outstanding capital stock). The occurrence of an event of default under the 2013 Credit Agreement could permit the lenders to cause all amounts outstanding under the 2013 Credit Agreement to become immediately due and payable, terminate the commitments of such lenders to make further extensions of credit under the 2013 Credit Agreement, call and enforce the guarantees, and foreclose on the collateral securing such debt.

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

        United Online received a private letter ruling from the Internal Revenue Service ("IRS") and an opinion of tax counsel, each substantially to the effect that the Separation and the distribution of shares of FTD Companies, Inc. common stock qualifies as a transaction that is tax-free for U.S. federal income tax purposes and will not result in the recognition, for U.S. federal income tax purposes, of income, gain or loss by United Online, Inc. or its stockholders. The IRS ruling and the tax opinion rely on certain facts, assumptions, and undertakings, and certain representations from United Online and us, regarding the past and future conduct of both respective businesses and other matters, and the tax opinion relies on the IRS ruling. Notwithstanding the IRS ruling and the tax opinion, the IRS could determine that the distribution should be treated as a taxable transaction if it determines that any of these facts, assumptions, representations, or undertakings is not correct, or that the distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the tax opinion that are not covered by the IRS ruling.

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

        In addition, under the terms of the Tax Sharing Agreement that we entered into with United Online, we are generally responsible for any taxes imposed on United Online that arise from the failure of the distribution to qualify as tax-free for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code (the "Code") to the extent such failure to qualify is attributable to actions, events or transactions relating to our stock, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Sharing Agreement, the materials submitted to the IRS in connection with the request for the IRS ruling or the representation letter provided to counsel in connection with the tax opinion. The amounts of such taxes could be significant.

Our success depends in part on our ongoing relationship with United Online after the Separation.

        In connection with the Separation, we entered into a number of agreements with United Online that govern the ongoing relationships between United Online and its subsidiaries and us after the Separation. Our success depends, in part, on the maintenance of these ongoing relationships with United Online and its subsidiaries and their performance of their obligations under these agreements.

        As described more fully above, the Separation and Distribution Agreement governs the rights and obligations of our company and United Online regarding the Separation and provides United Online with the right to control the litigation and settlement of certain litigation matters that relate to us, United Online, and our respective predecessors and consolidated subsidiaries, which were asserted before the Separation, as well as specified litigation matters which are asserted after the Separation.

        The Tax Sharing Agreement governs the rights, responsibilities and obligations of United Online and our company with regard to various tax matters, including the payment of taxes, the preparation of tax returns and the administration of tax audits and disputes. The Tax Sharing Agreement allocates the responsibility for prior period taxes of the United Online consolidated tax reporting group between us and United Online. If however, United Online were unable to pay any prior period taxes for which it is responsible, we could be required to pay the entire amount of such taxes, and such amounts could be significant. Other provisions of federal, state, local, or foreign law may establish similar liability for other matters, including laws governing tax-qualified pension plans, as well as other contingent liabilities.

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

        We continue to have overlap in directors with United Online, which may lead to conflicting interests. Our board of directors includes Robert Berglass (the Chairman of our Board of Directors), James T. Armstrong, and Dennis Holt, who are members of the board of directors of United Online and have fiduciary duties to both United Online's and our stockholders. These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.

We are subject to continuing contingent liabilities of United Online following the Separation.

        After the Separation, there are several significant areas where the liabilities of United Online may become our obligations. For example, under the Code and the related rules and regulations, each corporation that was a member of the United Online consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the distribution is jointly and severally liable for the U.S. federal income tax liability of the entire United Online consolidated tax reporting group for such taxable period. In connection with the Separation, we entered into a Tax Sharing Agreement with United Online that allocates the responsibility for prior period taxes of the United Online consolidated tax reporting group between our company and United Online. For a more detailed description, see Note 5—"Transactions with Related Parties" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. If United Online were unable to pay any prior period taxes for which it is responsible, however, we could be required to pay the entire amount of such taxes, and such amounts could be significant. Other provisions of federal, state, local, or foreign law may establish similar liability for other matters, including laws governing tax-qualified pension plans, as well as other contingent liabilities.

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

We may be unable to achieve some or all of the benefits that we expect to achieve as an independent, publicly-traded company.

        As an independent, publicly-traded company, we believe that our businesses will benefit from, among other things: (1) enhanced strategic and management focus; (2) the ability to independently establish strategic priorities, growth strategies, and financial objectives; (3) more efficient capital allocation and direct access to capital; (4) the ability to implement a tailored approach to recruiting and retaining employees, including the ability to design effective incentives for the management team and employees that are more closely tied to business performance; (5) improved investor understanding of our business strategy and operating results; and (6) the ability to allow investors to choose between investing in United Online and/or FTD. However, by separating from United Online, we may be more susceptible to securities market fluctuations and other adverse events than we would have been if we were still a subsidiary of United Online. In addition, we may not be able to achieve some or all of the benefits that we expect to achieve as an independent company in the timeframe in which we expect to do so, if at all. If we do not realize the anticipated benefits from the Separation for any reason, our business may be adversely affected.

We are an "emerging growth company" and cannot be certain if the reduced disclosure requirements applicable to "emerging growth companies" will make our common stock less attractive to investors.

        We are an "emerging growth company," as defined in the JOBS Act. For as long as we continue to be an "emerging growth company," we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies. Among other things, we are not required to (1) provide an auditor's attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise, (4) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (5) provide certain disclosure regarding executive compensation required of larger public companies, or (6) hold a nonbinding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved. Accordingly, the information that we provide stockholders in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, and in our other filings with the SEC, may be different than what is available with respect to other public companies. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and adversely affected.

        As an "emerging growth company," we have elected to take advantage of the extended transition period for complying with new or revised accounting standards until such standards are also applicable to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with non-emerging growth companies effective dates for such new or revised standards.

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

We may be unable to make, on a timely basis, the changes necessary to operate as an independent, publicly-traded company.

        Prior to the Separation, our financial results previously were included within the consolidated results of United Online. As a result of the Separation, we are directly subject to the reporting and other obligations under the Exchange Act immediately after the distribution date. In addition, as a public entity, we will be subject to the requirements of the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly, and current reports about our business and financial condition. Under the Sarbanes-Oxley Act, we must maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant resources and management oversight. As an "emerging growth company," we are excluded from Section 404(b) of the Sarbanes-Oxley Act, which otherwise would have required our auditors to formally attest to and report on the effectiveness of our internal control over financial reporting. If we cannot maintain effective disclosure controls and procedures or favorably assess the effectiveness of our internal control over financial reporting, or if, once we are no longer an "emerging growth company," our independent registered public accounting firm cannot provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock could decline.

Our historical consolidated financial statements are not necessarily representative of the results we would have achieved as an independent, publicly-traded company and may not be a reliable indicator of future results.

        Our historical consolidated financial statements included in this Form 10-K do not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as an independent, publicly-traded company during the periods prior to the Separation on November 1, 2013, or those that we will achieve in the future. This is primarily a result of the following factors:

  •
  Prior to the Separation, our business was operated by United Online as part of its broader corporate organization, rather than as an independent company. United Online historically performed various corporate functions for us, including, but not limited to, senior management, legal, human resources, finance, information technology, and centrally-managed employee benefit arrangements. As such, prior to November 1, 2013, our historical consolidated financial statements reflect allocations of corporate expenses from United Online for these and similar functions. These allocations may not be indicative of the actual expenses that would have been incurred had we operated as an independent, publicly-traded company for the periods prior to November 1, 2013; and

  •
  Other significant changes may occur in our cost structure, management, financing, and business operations as a result of our operation as a company separate from United Online.

        For these reasons, our future cost structure may be higher than that implied by the historical consolidated financial information presented in this Form 10-K.

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

Risks Relating to Our Common Stock

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

        We cannot predict the prices at which our common stock may trade in the future. The market price of our common stock may fluctuate significantly, depending upon many factors, some of which may be beyond our control, including, but not limited to:

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

  •
  the failure of securities analysts to cover our common stock;

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

Provisions in our charter documents and the General Corporation Law of the State of Delaware ("DGCL") could discourage potential acquisition proposals, could delay, deter or prevent a change in control, and could limit the price certain investors might be willing to pay for our common stock.

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

        We presently intend to retain future earnings, if any, to reinvest in the growth of our businesses, to make interest payments on or pay down our debt and to fund potential acquisitions. As a result, we do not currently expect to pay any cash dividends. If we do not pay dividends, the price of our common stock that you received in the distribution must appreciate for you to recognize a gain on your investment upon sale. This appreciation may not occur.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We own our corporate headquarters located in Downers Grove, Illinois and the building that is occupied by the Interflora operations in Sleaford, England. The 2013 Credit Agreement includes a security interest in substantially all of our assets, including a mortgage on the owned real property at the Downers Grove, Illinois location. We also lease space for call center facilities in Centerbrook, Connecticut, and Medford, Oregon for our Consumer segment. Our Florist segment leases warehouse space in a distribution center in Romeoville, Illinois and office space in Quebec, Canada. We lease office space in Hyderabad, India, for technology development and support related to all three of our segments. In addition, the International segment leases a flower shop in London, England, and a number of concession stands located within garden centers throughout England.

        We believe that our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available, as needed, to accommodate any physical expansion of our corporate and operations facilities. For additional information regarding our obligations under leases, see Note 15—"Commitments and Contingencies" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS

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

        In March 2012, Debra Miller and William Thompson filed a purported class action complaint (the "Miller Class Action") in United States District Court, District of Connecticut, against the following defendants: (i) Trilegiant, Affinion, Apollo, Vertrue, Inc., Webloyalty.com, Inc., and Adaptive Marketing, LLC (collectively, the "Membership Companies"); (ii) 1-800-Flowers.com, Inc., Beckett Media LLC, Buy.com, Inc., Classmates International, Inc., Days Inn Worldwide, Inc., FTD Group, Inc., IAC/Interactivecorp, Inc., Memory Lane, Inc., Peoplefinderspro, Inc., Rakuten USA, Inc., Shoebuy.com, Inc., United Online, Inc., Wells Fargo & Company, and Wyndham Worldwide Corporation (collectively, the "Marketing Companies"); and (iii) Bank of America, N.A., Capital One Financial Corporation, Chase Bank USA, N.A., and Citibank, N.A. (collectively, the "Credit Card

Companies"). The complaint alleges (1) violations of RICO by all defendants, and aiding and abetting violations of such act by the Credit Card Companies; (2) aiding and abetting violations of federal mail fraud, wire fraud and bank fraud statutes by the Credit Card Companies; (3) violations of the ECPA by the Membership Companies and the Marketing Companies, and aiding and abetting violations of such act by the Credit Card Companies; (4) violations of the Connecticut Unfair Trade Practices Act by the Membership Companies and the Marketing Companies, and aiding and abetting violations of such act by the Credit Card Companies; (5) violation of California Business and Professions Code section 17602 by the Membership Companies and the Marketing Companies; and (6) unjust enrichment by all defendants. The plaintiffs seek class certification, restitution and disgorgement of all amounts wrongfully charged to and received from the plaintiffs, damages, treble damages, punitive damages, preliminary and permanent injunctive relief, attorneys' fees, costs of suit, and pre- and post- judgment interest on any amounts awarded.

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

        In 2010, FTD.COM and Classmates, Inc. (a wholly-owned subsidiary of United Online) received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that consists of the Attorneys General for the following states: Alabama, Alaska, Delaware, Florida, Idaho,

Illinois, Kansas, Maine, Maryland, Michigan, Nebraska, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, Texas, Vermont, and Washington. The primary focus of the inquiry concerns certain post-transaction sales practices in which these companies previously engaged with certain third-party vendors. In the second quarter of 2012, FTD.COM and Classmates, Inc. received an offer of settlement from the Multistate Work Group consisting of certain injunctive relief and the consideration of two areas of monetary relief: (1) restitution to consumers and (2) a $20 million payment by these companies for the violations alleged by the Multistate Work Group and to reimburse the Multistate Work Group for its investigation costs. FTD.COM and Classmates, Inc. rejected the Multistate Work Group's offer. FTD.COM and Classmates, Inc. have since had ongoing discussions with the Multistate Work Group regarding the non-monetary aspects of a negotiated resolution. In December 2013, FTD.COM and Classmates, Inc. proposed to the Multistate Work Group to resolve the matter without admitting liability by making a settlement payment of $2.2 million. On February 11, 2014, the Multistate Work Group responded to the companies' offer of $2.2 million with a counter offer of $17.5 million and restitution by Classmates, Inc. to a group of purchasers of its subscription services. FTD.COM and Classmates, Inc. rejected the Multistate Work Group's counter offer. While the companies anticipate that settlement discussions will be ongoing, there can be no assurances as to the terms on which the companies and the Multistate Work Group may agree to settle this matter, or that any settlement of this matter may be reached. If no settlement is reached, certain Attorneys General of the Multistate Work Group may file litigation against FTD.COM and Classmates, Inc. and, in the event of litigation, FTD.COM intends to vigorously defend itself.

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

        In December 2008, Interflora, Inc. (in which the Company has a two-thirds ownership interest) and Interflora issued proceedings against Marks and Spencer seeking injunctive relief, damages, interest, and costs in an action claiming infringement of U.K. trademark registration number 1329840 and European Community trademark registration number 909838, both for the word "Interflora". Marks and Spencer did not make a counterclaim. In July 2009, the High Court of Justice of England and Wales (the "High Court"), referred certain questions to the Court of Justice of European Union ("CJEU") for a preliminary ruling. In September 2011, the CJEU handed down its judgment on the questions referred by the High Court. In February 2012, the High Court scheduled the trial for April 2013. In September 2012, Interflora executed an indemnity agreement by which Interflora agreed to indemnify Interflora, Inc. against all losses and expenses arising out of this action which Interflora, Inc. may incur after July 10, 2012. The trial in this matter concluded in April 2013. In May 2013, the High Court ruled that Marks and Spencer infringed the Interflora trademarks. In June 2013, the High Court issued an injunction prohibiting Marks and Spencer from infringing the Interflora trademarks in specified jurisdictions and ordered Marks and Spencer to provide certain disclosures in order for damages to be quantified. The High Court granted Marks and Spencer permission to appeal the ruling. Marks and Spencer has submitted its appeal on the grounds for which permission was granted by the High Court, and is further seeking permission to appeal on additional grounds. The application for permission to appeal on additional grounds will be considered by the Court of Appeal at a hearing scheduled to commence on July 7, 2014, at which hearing the Court of Appeal will continue to hear the full appeal based both on those grounds on which permission has already been granted and such additional grounds as the Court of Appeal allows on the first day of the hearing.

        The Separation and Distribution Agreement which was executed between FTD and United Online in connection with the Separation provides United Online with the right to control the litigation and settlement of certain litigation matters that relate to United Online, its predecessors and its consolidated subsidiaries and the Company, its predecessors and its consolidated subsidiaries and which were asserted before the Separation, as well as specified litigation matters which are asserted after the Separation. These matters include the ongoing matters relating to the Company's former post-transaction sales practices or other current or former business practices. The Separation and Distribution Agreement also provides for the allocation of liabilities and expenses between United Online and the Company with respect to these matters. It also establishes procedures with respect to claims subject to indemnification, insurance claims and related matters. The Company and United Online may not prevail in existing or future claims and any judgments against the Company, or settlement or resolution of such claims may involve the payment of significant sums, including damages, fines, penalties, or assessments, or changes to the Company's business practices.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

        Our common stock is listed on the NASDAQ Global Select Market ("NASDAQ") under the symbol "FTD." Prior to the Separation from United Online, FTD's common stock began trading on the NASDAQ on a "when-issued" basis on October 10, 2013, and on a "regular way" basis on November 1, 2013, the Separation date. There was no public market for FTD common stock prior to October 10, 2013.

        From October 10, 2013 through December 31, 2013, the highest sales price for FTD's common stock on the NASDAQ was $36.99 per share, and the lowest sales price for FTD's common stock on the NASDAQ was $29.42 per share.

Shareholders

        As of February 28, 2014 there were approximately 413 shareholders of record of FTD common stock.

Dividends

        The Company has not paid any cash dividends on its common stock since the Separation on November 1, 2013. The Company does not currently anticipate paying any future cash dividends.

Issuer Purchases of Equity Securities

        On February 27, 2014, our Board of Directors authorized a common stock repurchase plan that allows us to repurchase up to $50 million of our common stock from time to time over a two-year period in both open market and privately negotiated transactions. As of February 28, 2014, the Company had not repurchased any shares under this plan.

        Shares withheld upon the vesting of restricted stock units or exercise of stock options to pay minimum statutory employee withholding taxes are considered common stock repurchases. Upon vesting of restricted stock units or exercise of stock options, the Company currently does not collect the minimum statutory withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest or stock options exercised the portion of those shares with a fair market value equal to the amount of the minimum statutory employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the minimum statutory withholding taxes in cash.

Stock Performance Graph

        The following graph compares the relative performance of our Company's common stock, the Russell 2000 Index and the S&P SmallCap 600 Consumer Discretionary Index, our Peer Group Index. This graph covers the period from October 10, 2013 (the first day our common stock began "when-issued" trading on the NASDAQ) through December 31, 2013. The graph assumes that $100 was invested on October 10, 2013 in the common stock of FTD, the Russell 2000 Index and our Peer Group Index, and also assumes the reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	10/10/2013	11/1/2013	12/31/2013
FTD Companies, Inc.	$100.00	$101.07	$102.26
Russell 2000 Index	$100.00	$102.48	$109.13
S&P SmallCap 600 Consumer Discretionary Index	$100.00	$103.17	$111.94

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents selected consolidated financial data, which should be read in conjunction with our consolidated financial statements and related notes and MD&A included elsewhere in this Form 10-K. The table presents the consolidated statements of operations and cash flow data for the three years ended December 31, 2013, and the consolidated balance sheet data at December 31, 2013 and 2012, which are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The table also presents the consolidated statements of operations and cash flow data for the year ended December 31, 2010 and consolidated balance sheet data at December 31, 2011, which are derived from our audited consolidated financial statements that are not included in this Form 10-K.

        Our historical consolidated financial statements prior to November 1, 2013 include allocations of certain corporate costs from United Online, including costs related to senior management, legal, human resources, finance, information technology, and centrally-managed employee benefit arrangements. We believe the allocations of corporate costs from United Online are reasonable and do not believe the Company's costs would have been significantly different on a stand-alone basis prior to the Separation. However, these costs may not be representative of the future costs we will incur as a stand-alone public company, and do not include certain additional costs we may incur as a stand-alone public company.

        The historical financial information presented may not necessarily reflect our financial position, results of operations, and cash flows as if we had operated as a stand-alone public company during the periods prior to November 1, 2013. Accordingly, our historical results should not be relied upon as an indicator of our future performance.

        The following amounts are in thousands, except per share data:

	Year Ended December 31,
	2013(a)(b)	2012	2011	2010
Consolidated Statements of Operations and Cash Flow Data:
Revenues	$627,343	$613,514	$587,249	$554,576
Operating income	$33,666	$44,189	$41,217	$32,113
Net income	$12,502	$21,174	$15,721	$6,607
Earnings per common share(c):
Basic	$0.67	$1.14	$0.85	$0.36
Diluted	$0.67	$1.14	$0.85	$0.36
Net cash provided by operating activities	$34,203	$66,955	$43,688	$56,220
Cash dividends paid to United Online(d)	$18,201	$19,299	$15,000	$—
Capital expenditures(e)	$10,830	$6,507	$8,064	$9,588

	As of December 31,
	2013	2012	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$48,162	$67,347	$47,058
Total assets	$655,264	$684,629	$677,459
Long-term debt, net of discounts	$220,000	$233,144	$258,474
Common shares outstanding(c)	18,829	18,584	18,584

(a)
During the year ended December 31, 2013, the Company incurred transaction-related costs that negatively impacted operating income and cash flow by $13.4 million, net income by $12.3 million and earnings per common share by $0.66.

(b)
On July 17, 2013, the Company refinanced its debt and entered into the 2013 Credit Agreement. The Company repaid its 2011 Credit Agreement (as defined below) in full, and in connection with such transaction the Company recorded a $2.3 million pre-tax loss ($1.4 million after tax) on extinguishment of debt during the year ended December 31, 2013, which was recorded in interest expense.

(c)
In connection with the Separation, the Company's previously outstanding 10,000 shares of common stock was automatically reclassified and became 18,583,927 shares of common stock. The same number of shares was used to calculate basic and diluted earnings per share for the periods prior to the Separation.

(d)
Prior to the Separation from United Online, FTD paid cash dividends to United Online in the amounts noted.

(e)
Capital expenditures of $10.8 million for the year ended December 31, 2013 includes $2.3 million of capital expenditures related to the Separation and $1.2 million of payments for capital expenditures that were accrued at December 31, 2012.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This MD&A is a supplement to the accompanying consolidated financial statements and provides additional information on our business, recent developments, financial condition, liquidity and capital resources, cash flows and results of operations. This MD&A should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8 of this Form 10-K, and the other sections of this Form 10-K.

OVERVIEW

        We are a premier floral and gifting company with a vision to be the leading and most trusted floral and gifting company in the world. Our mission is to inspire, support, and delight our customers when expressing life's most important sentiments. We provide floral, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. Our business uses the highly-recognized FTD and Interflora brands, both supported by the iconic Mercury Man logo. While we operate primarily in the U.S., Canada, the U.K., and the Republic of Ireland, we have worldwide presence as our iconic Mercury Man logo is displayed in nearly 40,000 floral shops in 150 countries. Our portfolio of brands also includes Flying Flowers, Flowers Direct, and Drake Algar in the U.K. While floral arrangements and plants are our primary offerings, we also market and sell gift items, including jewelry, chocolate dip delights™ and other sweets, gift baskets, wine, fruit, and spa products.

        We report our business operations in three operating and reportable segments: Consumer, Florist and International. Through our Consumer segment, we are a leading direct marketer of floral and gift products for consumers, primarily in the U.S. and Canada. Our Consumer segment operates primarily through the www.ftd.com website, associated mobile sites, and the 1-800-SEND-FTD telephone number. Through our Florist segment, we are a leading provider of products and services to our floral network members, which include traditional retail florists and other non-florist retail locations, primarily in the U.S. and Canada. We also provide products and services to other companies in need of floral and gifting solutions. Our International segment consists of our international business, Interflora, which operates primarily in the U.K. and the Republic of Ireland. Interflora is a leading direct marketer of floral and gift products for consumers and operates primarily through its www.interflora.co.uk and www.interflora.ie websites, associated mobile sites, and various telephone numbers. Interflora also provides products and services to floral network members, funeral directors, and to other companies in need of floral and gifting solutions.

Separation from United Online

        Prior to November 1, 2013, FTD was a wholly-owned subsidiary of United Online. On November 1, 2013, United Online separated into two independent, publicly-traded companies: FTD Companies, Inc. and United Online, Inc. The Separation was consummated through a tax-free dividend involving the distribution of all shares of FTD Companies, Inc. common stock to United Online's stockholders. In connection with the Separation, holders of United Online common stock received one share of FTD common stock for every five shares of United Online common stock held on the record date (prior to giving effect to the reverse stock split of United Online shares). Following completion of the Separation, FTD Companies, Inc. became an independent, publicly-traded company on the NASDAQ Global Select Market utilizing the symbol "FTD."

        Following the Separation, United Online has no continuing ownership interest in FTD, however, as part of the Separation, FTD entered into various agreements with United Online, including The Separation and Distribution Agreement, The Transition Services Agreement, The Tax Sharing Agreement, and The Employee Matters Agreement. These agreements, which became effective on

November 1, 2013, govern the relationship between United Online and the Company after the Separation, and set forth, among other things, the rights and obligations of FTD and United Online regarding the Separation including: the rights and obligations related to tax payments and the administration of tax matters post-Separation; transitional services to be provided by United Online after the Separation; the rights and authority of United Online to control and settle certain litigation as disclosed in Note 15—"Commitments and Contingencies" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K; and the treatment of certain employee matters.

SIGNIFICANT OPERATING AND FINANCIAL HIGHLIGHTS

  •
  Consolidated revenues increased $13.8 million, or 2%, to $627.3 million in the year ended December 31, 2013, compared to the year ended December 31, 2012. Foreign currency exchange rates negatively impacted revenues by $2.5 million during the year ended December 31, 2013.

  •
  On July 17, 2013, we refinanced our debt into our new 2013 Credit Agreement, which provides for a $350 million revolving credit facility, repaying in full and terminating our previous credit facility under the 2011 Credit Agreement. The interest rate under the new credit facility at December 31, 2013 was 2.0%, compared to an interest rate of 4.75% under the prior credit facility at the time of the refinancing. Based on the interest rates in effect at the time of the refinancing, we estimated that our cash interest savings would be approximately $7 million on an annualized basis. Further, the Company repaid $26.0 million and $17.7 million of our outstanding debt during the years ended December 31, 2013 and 2012, respectively.

  •
  Included in our consolidated statements of operations for the year ended December 31, 2013 are pre-tax transaction-related costs of $13.4 million incurred in connection with the Separation, a portion of which were incurred and allocated to us by United Online. These costs impacted net income and earnings per common share by $12.3 million and $0.66, respectively, and negatively impacted cash flows for the year ended December 31, 2013. These costs relate primarily to investment banking, legal, accounting, tax, and other professional fees.

  •
  The Company has incurred, and will continue to incur, certain ongoing incremental expenses as a stand-alone publicly-traded company, including, among others, board of director fees, and legal, accounting, insurance, and investor relations costs.

Items Affecting Comparability of Financial Results

        The historical consolidated financial statements for the periods prior to the Separation include direct costs of the Company incurred by United Online on the Company's behalf and allocations of certain general corporate costs incurred by United Online. Direct costs include finance, legal, human resources, technology development, and other services and have been determined based on the level of services expended by United Online for services provided to the Company. Allocations of certain general corporate costs include, without limitation, executive oversight, accounting, internal audit, treasury, tax, and legal. The allocations of general corporate costs are based primarily on estimated time incurred and/or activities associated with the Company. Management believes the allocations of corporate costs from United Online are reasonable and does not believe the Company's costs would have been significantly different on a stand-alone basis prior to the Separation. However, the allocated costs may not include all of the costs that would have been incurred had the Company been a stand-alone company during the periods prior to the Separation, and accordingly, the Company's consolidated financial statements may not reflect the financial position, results of operations and cash flows had the Company been a stand-alone company during the periods prior to the Separation.

        Prior to the Separation, we reported our business operations in one operating and reportable segment. Effective with the management changes that occurred in conjunction with the Separation, we began reporting our business operations in three operating and reportable segments: Consumer, Florist and International. The segment reporting for all periods presented has been revised to reflect these new reportable segments.

KEY BUSINESS METRICS

        We review a number of key business metrics to help us monitor our performance and trends affecting our segments, and to develop forecasts and budgets. These key metrics include the following:

        Segment operating income.    Our chief operating decision maker uses segment operating income to evaluate the performance of our business segments and to make decisions about allocating resources among segments. Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges or gains, transaction-related costs, and restructuring and other exit costs. Stock-based compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income. See Note 2—"Segment Information" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for a reconciliation of segment operating income to consolidated operating income and consolidated income before income taxes.

        Consumer orders.    We monitor the number of consumer orders for floral, gift and related products during a given period. Consumer orders are orders delivered during the period that originated in the U.S. and Canada, primarily from the www.ftd.com website, associated mobile sites, and the 1-800-SEND-FTD telephone number; and in the U.K. and the Republic of Ireland, primarily through the www.interflora.co.uk and www.interflora.ie websites, associated mobile sites, and various telephone numbers. The number of consumer orders is not adjusted for non-delivered orders that are refunded on or after the scheduled delivery date. Orders originating with a florist or other retail location for delivery to consumers are not included as part of this number.

        Average order value.    We monitor the average value for consumer orders delivered in a given period, which we refer to as the average order value. Average order value represents the average amount received for consumer orders delivered during a period. The average order value of consumer orders within our Consumer and International segments is tracked in their local currency, the U.S. Dollar for the Consumer segment and the British Pound ("GBP") for the International segment. The local currency amounts received for the International segment are then translated into U.S. dollars at the average currency exchange rate for the period. Average order value includes merchandise revenues and shipping or service fees paid by the consumer, less discounts and refunds (net of refund-related fees charged to floral network members).

        Average revenues per member.    We monitor average revenues per member for our floral network members in the Florist segment. Average revenues per member represents the average revenues earned from a member of our floral network during a period. Revenues include services revenues and products revenues, but exclude revenues from sales to non-members. Floral network members include our retail florists and other non-florist retail locations who offer floral and gifting solutions. Average revenues per member is calculated by dividing Florist segment revenues for the period, excluding sales to non-members, by the average number of floral network members for the period.

        The table below sets forth, for the periods presented, our consolidated revenues, segment revenues, segment operating income, consumer orders, average order values, average revenues per member, and average currency exchange rates.

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except for average order values, average revenues per member and average currency exchange rates)
Consolidated:
Consolidated revenues	$627,343	$613,514	$587,249
Consumer:
Segment revenues(a)	$321,724	$317,003	$302,477
Segment operating income	$35,151	$35,245	$33,267
Consumer orders	4,513	4,485	4,333
Average order value	$67.15	$66.57	$65.73
Florist:
Segment revenues(a)	$163,145	$158,180	$151,856
Segment operating income	$47,078	$44,425	$41,442
Average revenues per member	$11,827	$11,004	$10,259
International:
Segment revenues	$161,389	$157,081	$150,935
Segment operating income	$18,369	$18,289	$18,925
Consumer orders	2,662	2,535	2,295
Average order value (in GBP)	£ 32.54	£ 32.69	£ 34.50
Average order value (in USD)	$50.83	$51.87	$55.39
Average currency exchange rate: GBP to USD	1.56	1.59	1.61

(a)
Segment revenues are prior to intersegment eliminations. See Note 2—"Segment Information" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for a reconciliation of segment revenues to consolidated revenues.

CONSOLIDATED OPERATING RESULTS

        The following table sets forth, for the periods presented, selected historical consolidated statements of operations data. The information contained in the table below should be read in conjunction with "Critical Accounting Policies, Estimates and Assumptions," "Liquidity and Capital Resources," and "Contractual Obligations, Other Commitments and Off-Balance Sheet Arrangements," included in this

Item 7, and "Quantitative and Qualitative Disclosures About Market Risk" and the consolidated financial statements and accompanying notes thereto included elsewhere in this Form 10-K.

				% Change
	Year Ended December 31,
				2013 to 2012	2012 to 2011
	2013	2012	2011
	(in thousands, except for percentages and per share amounts)
Revenues	$627,343	$613,514	$587,249	2%	4%
Operating expenses:
Cost of revenues	395,007	386,746	371,717	2%	4%
Sales and marketing	106,149	104,913	97,605	1%	7%
General and administrative	69,439	52,123	50,646	33%	3%
Amortization of intangible assets	22,916	25,543	25,188	(10)%	1%
Restructuring and other exit costs	166	—	876	N/A	(100)%

Total operating expenses	593,677	569,325	546,032	4%	4%

Operating income	33,666	44,189	41,217	(24)%	7%
Interest expense, net	(11,224)	(12,812)	(21,644)	(12)%	(41)%
Other income, net	332	627	1,740	(47)%	(64)%

Income before income taxes	22,774	32,004	21,313	(29)%	50%
Provision for income taxes	10,272	10,830	5,592	(5)%	94%

Net income	$12,502	$21,174	$15,721	(41)%	35%

Earnings per common share:
Basic	$0.67	$1.14	$0.85	(41)%	34%

Diluted	$0.67	$1.14	$0.85	(41)%	34%

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Consolidated Revenues

        Consolidated revenues increased $13.8 million, or 2%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. Foreign currency exchange rates negatively impacted revenues by $2.5 million during the year ended December 31, 2013. The increase in consolidated revenues was primarily due to a $5.0 million increase in revenues from our Florist segment, a $4.7 million increase in revenues from our Consumer segment (prior to intersegment eliminations) and a $4.3 million increase in revenues from our International segment. The Flying Flowers, Flowers Direct, and Drake Algar businesses, which are part of our International segment, contributed an incremental $3.7 million in revenues (representing the January 2013 through April 2013 period, as the businesses were acquired on April 30, 2012).

Consolidated Cost of Revenues

        Consolidated cost of revenues increased $8.3 million, or 2%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. Foreign currency exchange rates had a $1.7 million favorable impact on cost of revenues during the year ended December 31, 2013. The increase in consolidated cost of revenues was primarily due to a $3.4 million increase in cost of revenues associated with our Consumer segment, a $2.3 million increase in cost of revenues associated with our Florist segment and a $3.2 million increase in cost of revenues associated with our International segment, of which $2.7 million was incremental cost of revenues related to the Flying Flowers, Flowers Direct, and Drake Algar businesses (representing the January 2013 through April 2013 period, as noted above). Partially offsetting these increases was a decrease of $1.0 million in depreciation expense. Consolidated cost of revenues, as a percentage of consolidated revenues, remained consistent at 63% for the year ended December 31, 2013, compared to the year ended December 31, 2012.

Consolidated Sales and Marketing

        Consolidated sales and marketing expenses increased $1.2 million during the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase in consolidated sales and marketing expenses was primarily due to a $0.9 million increase in sales and marketing expenses associated with our International segment and a $0.5 million increase in sales and marketing expenses associated with our Consumer segment. The Flying Flowers, Flowers Direct, and Drake Algar businesses contributed an incremental $1.2 million to International segment sales and marketing expenses (representing the January 2013 through April 2013 period, as noted above). Consolidated sales and marketing expenses, as a percentage of consolidated revenues, remained consistent at 17% for the year ended December 31, 2013, compared to the year ended December 31, 2012.

Consolidated General and Administrative

        Consolidated general and administrative expenses increased $17.3 million for the year ended December 31, 2013, compared to the year ended December 31, 2012. The majority of the increase in general and administrative expenses is due to $13.4 million in transaction-related costs incurred during the year ended December 31, 2013 associated with the Separation. A portion of the transaction-related costs were incurred and allocated to us by United Online. In addition, legal expense increased $1.1 million; litigation and dispute settlement charges increased $1.6 million; we incurred $2.0 million of incremental costs associated with being a stand-alone public company; and personnel-related costs increased $1.5 million during the year ended December 31, 2013. These increases were partially offset by an interim award of $1.7 million received as reimbursement of legal expenses incurred by the Company in the Marks and Spencer litigation in the U.K. For additional information regarding legal contingencies, see Note 15—"Commitments and Contingencies" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. During the year ended December 31, 2012, transaction-related costs of $0.6 million were incurred associated with the acquisition of the Flying Flowers, Flowers Direct, and Drake Algar businesses. Consolidated general and administrative expenses, as a percentage of consolidated revenues, increased to 11% for the year ended December 31, 2013, compared to 8% for the year ended December 31, 2012, driven primarily by the transaction-related costs associated with the Separation and the incremental costs associated with being a stand-alone public company.

Amortization of Intangible Assets

        The decrease of $2.6 million in consolidated amortization of intangible assets for the year ended December 31, 2013, compared to the year ended December 31, 2012, was primarily due to certain complete technology intangible assets becoming fully amortized during the third quarter of 2013.

Interest Expense, Net

        Net interest expense decreased $1.6 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to a $4.0 million reduction in interest expense related to favorable interest rates and lower debt principal balances outstanding, partially offset by a $2.3 million loss on extinguishment of debt, which was recorded in interest expense, in connection with the refinancing of the Company's credit facility under the 2011 Credit Agreement in July 2013.

Other Income, Net

        The decrease of $0.3 million in other income, net, for the year ended December 31, 2013, compared to the year ended December 31, 2012, was primarily due to a decrease in gains associated with foreign currency exchange transactions.

Provision for Income Taxes

        Our effective income tax rate was 45% for the year ended December 31, 2013, compared to 34% for the year ended December 31, 2012. The increase in our effective tax rate was primarily due to the treatment of certain non-deductible costs related to the Separation, partially offset by a reduction in the U.K. statutory corporation tax rate.

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Consolidated Revenues

        Consolidated revenues increased $26.3 million, or 4%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. Foreign currency exchange rates negatively impacted revenues by $1.6 million during the year ended December 31, 2012. The increase in consolidated revenues was primarily due to a $14.5 million increase in revenues from our Consumer segment (prior to intersegment eliminations), a $6.3 million increase in revenues from our Florist segment and a $6.1 million increase in revenues from our International segment. The Flying Flowers, Flowers Direct, and Drake Algar businesses, which were acquired in April 2012, contributed an incremental $6.6 million to International segment revenues during the year ended December 31, 2012.

Consolidated Cost of Revenues

        Consolidated cost of revenues increased $15.0 million, or 4%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. Foreign currency exchange rates had a $1.1 million favorable impact on cost of revenues during the year ended December 31, 2012. The increase in consolidated cost of revenues was primarily due to a $9.7 million increase in cost of revenues associated with our Consumer segment, a $3.8 million increase in cost of revenues associated with our International segment, a $0.9 million increase in cost of revenues associated with our Florist segment and a $0.4 million increase in depreciation expense. The Flying Flowers, Flowers Direct, and Drake Algar businesses contributed an incremental $4.2 million to International segment cost of revenues during the year ended December 31, 2012. Consolidated cost of revenues, as a percentage of consolidated revenues, remained consistent at 63% for the year ended December 31, 2012, compared to the year ended December 31, 2011.

Consolidated Sales and Marketing

        Consolidated sales and marketing expenses increased $7.3 million during the year ended December 31, 2012, compared to the year ended December 31, 2011. The increase in consolidated sales and marketing expenses was primarily due to a $3.0 million increase in sales and marketing expenses associated with our Consumer segment, a $2.6 million increase in sales and marketing expenses associated with our Florist segment and a $1.9 million increase in sales and marketing expenses associated with our International segment. The Flying Flowers, Flowers Direct, and Drake Algar businesses contributed an incremental $1.9 million to International segment sales and marketing expenses during the year ended December 31, 2012. Consolidated sales and marketing expenses, as a percentage of consolidated revenues, remained consistent at 17% for the year ended December 31, 2012, compared to the year ended December 31, 2011.

Consolidated General and Administrative

        Consolidated general and administrative expenses increased $1.5 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, and included a $0.6 million increase in legal expense, a $0.5 million increase in depreciation expense and $0.6 million in transaction-related costs incurred in connection with the acquisition of the Flying Flowers, Flowers Direct, and Drake Algar businesses in April 2012. Partially offsetting these increases was a decrease in stock-based compensation of $0.4 million, primarily due to a decline in United Online's stock price in 2012. Consolidated general and administrative expenses, as a percentage of consolidated revenues, remained relatively consistent for the year ended December 31, 2012, compared to the year ended December 31, 2011.

Amortization of Intangible Assets

        The increase of $0.4 million in consolidated amortization of intangible assets for the year ended December 31, 2012, compared to the year ended December 31, 2011, was due to the addition of amortizable intangible assets related to the acquisition of the Flying Flowers, Flowers Direct, and Drake Algar businesses in April 2012.

Interest Expense, Net

        Net interest expense decreased $8.8 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to a $6.1 million loss on extinguishment of debt, which was recorded in interest expense in the year ended December 31, 2011 and, to a lesser extent, lower interest rates, as a result of the June 2011 refinancing of our credit facility and lower amounts outstanding under the 2011 Credit Agreement as a result of repayments.

Other Income, Net

        The decrease of $1.1 million in other income, net, for the year ended December 31, 2012, compared to the year ended December 31, 2011, was primarily due to a non-income tax refund received during the year ended December 31, 2011.

Provision for Income Taxes

        Our effective income tax rate was 34% for the year ended December 31, 2012, compared to 26% for the year ended December 31, 2011. The increase in our effective income tax rate was primarily due to a higher proportion of pre-tax income in the U.S., for which the tax rate is higher than the tax rate on foreign earnings, and the impact on deferred tax balances due to reductions in state income tax rates in the U.S. during the year ended December 31, 2011.

BUSINESS SEGMENT OPERATING RESULTS

        Our segment operating results are presented based on how our chief operating decision maker evaluates the performance of the business segments and makes decisions about allocating resources among segments. As further discussed in Note 2—"Segment Information" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges or gains, transaction-related costs, and restructuring and other exit costs. Stock-based compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income.

CONSUMER SEGMENT

				% Change
	Year Ended December 31,
				2013 to 2012	2012 to 2011
	2013	2012	2011
	(in thousands, except for percentages and average order values)
Segment revenues	$321,724	$317,003	$302,477	1%	5%
Segment operating income	$35,151	$35,245	$33,267	—%	6%
Key metrics and other financial data:
Consumer orders	4,513	4,485	4,333	1%	4%
Average order value	$67.15	$66.57	$65.73	1%	1%
Segment operating margin	11%	11%	11%

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Consumer Segment Revenues

        Consumer segment revenues increased $4.7 million, or 1%, for the year ended December 31, 2013, compared to the year ended December 31, 2012, driven by a 1% increase in consumer order volume and a 1% increase in average order value.

Consumer Segment Operating Income

        Consumer segment operating income was relatively flat for the year ended December 31, 2013, compared to the year ended December 31, 2012, as revenue growth of $4.7 million was offset by a $4.8 million increase in operating expenses. Cost of revenues increased $3.4 million, primarily driven by an increase in product and shipping costs related to the increase in revenues, personnel-related costs increased $1.0 million primarily due to increases in merchandising and technology headcount, and marketing expenditures directly related to consumer order volume increased $0.3 million. Consumer segment operating margin remained consistent with the prior year at 11%.

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Consumer Segment Revenues

        Consumer segment revenues increased $14.5 million, or 5%, for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to a 4% increase in consumer order volume and a 1% increase in the average order value.

Consumer Segment Operating Income

        Consumer segment operating income increased $2.0 million, or 6%, for the year ended December 31, 2012, compared to the year ended December 31, 2011, as revenue growth of $14.5 million was partially offset by a $12.5 million increase in operating expenses. Cost of revenues increased $9.7 million, primarily driven by an increase in product and shipping costs related to the increase in revenues. Sales and marketing expenses increased $3.0 million, of which $1.5 million was associated with the increase in order volume and the remainder was primarily due to increased order volume from more expensive marketing channels. Consumer segment operating margin remained consistent with the prior year at 11%.

FLORIST SEGMENT

				% Change
	Year Ended December 31,
				2013 to 2012	2012 to 2011
	2013	2012	2011
	(in thousands, except for percentages and average revenues per member)
Segment revenues	$163,145	$158,180	$151,856	3%	4%
Segment operating income	$47,078	$44,425	$41,442	6%	7%
Key metrics and other financial data:
Average revenues per member	$11,827	$11,004	$10,259	7%	7%
Segment operating margin	29%	28%	27%

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Florist Segment Revenues

        Florist segment revenues increased $5.0 million, or 3%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. Products revenues increased $4.4 million, or 10%, primarily due to $2.8 million of incremental container sales and $0.9 million of incremental technology system sales. In addition, services revenues were up modestly, increasing $0.6 million, primarily due to a $1.3 million increase in order-related revenues, partially offset by a $0.7 million decrease in subscription services revenues. Average revenues per member increased 7% to $11,827 for the year ended December 31, 2013, compared to $11,004 for the year ended December 31, 2012.

Florist Segment Operating Income

        Florist segment operating income increased $2.7 million, or 6%, for the year ended December 31, 2013, compared to the year ended December 31, 2012, as an increase of $5.0 million in revenues was partially offset by an increase of $2.3 million in operating expenses. Cost of revenues increased $2.3 million primarily driven by product costs related to the increase in revenues, and sales and marketing expenses increased $1.3 million associated with the increase in order-related revenues. These increases were partially offset by a $0.7 million decrease in personnel-related costs and a $0.6 million reduction in bad debt expense. The Florist segment operating margin increased to 29% during the year ended December 31, 2013, compared to 28% during the year ended December 31, 2012.

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Florist Segment Revenues

        Florist segment revenues increased $6.3 million, or 4%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. Products revenues increased $3.4 million, or 9%, primarily related to $2.1 million of additional fresh-cut flowers sales and $0.9 million of additional container sales. Services revenues increased $2.9 million, or 3%, primarily due to an increase in order-related revenues. Average revenues per member increased 7% to $11,004 for the year ended December 31, 2012, compared to $10,259 for the year ended December 31, 2011.

Florist Segment Operating Income

        Florist segment operating income increased $3.0 million, or 7%, for the year ended December 31, 2012, compared to the year ended December 31, 2011, as an increase of $6.3 million in revenues was partially offset by an increase of $3.3 million in operating expenses. Cost of revenues increased $0.9 million, primarily driven by an increase in product costs related to the increase in revenues. Sales and marketing expenses increased $2.6 million related to the increase in order-related revenues. Florist segment operating margin improved to 28% for the year ended December 31, 2012, compared to 27% for the year ended December 31, 2011.

INTERNATIONAL SEGMENT

				% Change
	Year Ended December 31,
				2013 to 2012	2012 to 2011
	2013	2012	2011
	(in thousands, except for percentages, average order values and average currency exchange rates)
Segment revenues	$161,389	$157,081	$150,935	3%	4%
Segment operating income	$18,369	$18,289	$18,925	—%	(3)%
Key metrics and other financial data:
Consumer orders	2,662	2,535	2,295	5%	10%
Average order value (in GBP)	£32.54	£32.69	£34.50	—%	(5)%
Average order value (in USD)	$50.83	$51.87	$55.39	(2)%	(6)%
Segment operating margin	11%	12%	13%
Average currency exchange rate: GBP to USD	1.56	1.59	1.61

        We present certain results from our International segment on a constant currency basis. Such constant currency information compares results between periods as if foreign currency exchange rates had remained constant period-over-period. We calculate constant currency by applying the foreign currency exchange rate for the prior period to the local currency results for the current period.

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

International Segment Revenues

        International segment revenues increased $4.3 million, or 3% ($6.8 million, or 4%, in constant currency), for the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase in revenues was primarily driven by a 5% increase in consumer order volume, partially offset by a 2% decrease in average order value. Foreign currency exchange rates negatively impacted average order value by 2%. The Flying Flowers and Flowers Direct businesses carry lower average order values which negatively impacted average order value as well. The increase in order volume was primarily due to the incremental order volume from the Flying Flowers and Flowers Direct businesses. Order volume for the remainder of the International segment was up slightly compared to the prior year. The Flying Flowers, Flowers Direct, and Drake Algar businesses contributed $3.7 million ($3.8 million in constant currency) in incremental revenues (representing the January 2013 through April 2013 period, as the businesses were acquired on April 30, 2012). Foreign currency exchange rates negatively impacted revenues by $2.5 million during the year ended December 31, 2013.

International Segment Operating Income

        International segment operating income increased $0.1 million ($0.4 million, or 2%, in constant currency) for the year ended December 31, 2013, compared to the year ended December 31, 2012. Revenue increases of $4.3 million ($6.8 million in constant currency) were partially offset by an increase in operating expenses of $4.2 million ($6.4 million in constant currency). The Flying Flowers, Flowers Direct, and Drake Algar businesses contributed an incremental $3.9 million ($4.0 million in constant currency) to cost of revenues and sales and marketing expenses, related to the four month period noted above. In addition, cost of revenues for the remainder of the segment increased $0.5 million ($2.1 million in constant currency) primarily driven by increased product costs related to the increase in revenues. Legal expense increased $1.1 million, and personnel related costs increased $0.5 million during the year ended December 31, 2013, compared to the year ended December 31, 2012. These increases were more than offset by an interim award of $1.7 million received as reimbursement of legal expenses incurred by the Company related to the Marks and Spencer litigation. International segment operating margin declined slightly to 11% for the year ended December 31, 2013, compared to 12% for the year ended December 31, 2012.

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

International Segment Revenues

        International segment revenues increased $6.1 million, or 4% ($7.7 million, or 5%, in constant currency), for the year ended December 31, 2012, compared to the year ended December 31, 2011. The increase in revenues was primarily driven by a 10% increase in consumer order volume, partially offset by a 6% decrease in average order value. Foreign currency exchange rates negatively impacted average order value by 1%. The Flying Flowers and Flowers Direct businesses carry lower average order values which negatively impacted average order value as well. Consumer order volume increases were driven by the incremental order volume from the Flying Flowers and Flowers Direct businesses, which were acquired in April 2012. Consumer order volume for the remainder of the International segment grew 1%. The Flying Flowers, Flowers Direct, and Drake Algar businesses contributed an incremental $6.6 million in revenues ($6.6 million in constant currency) during the year ended December 31, 2012. Also contributing to the increase in revenues on a constant currency basis was a $1.3 million increase ($1.3 million in constant currency) in product sales to floral network members primarily related to fresh cut flowers. Foreign currency exchange rates negatively impacted revenues by $1.6 million during the year ended December 31, 2012.

International Segment Operating Income

        International segment operating income decreased $0.6 million, or 3% ($0.4 million, or 2%, in constant currency) for the year ended December 31, 2012, compared to the year ended December 31, 2011. Revenue increases of $6.1 million ($7.7 million in constant currency) were more than offset by an increase in operating expenses of $6.7 million ($8.1 million in constant currency). Cost of revenues and sales and marketing expenses increased $5.6 million ($6.9 million in constant currency) during the year ended December 31, 2012, compared to the year ended December 31, 2011. The Flying Flowers, Flowers Direct, and Drake Algar businesses contributed an incremental $6.1 million ($6.1 million in constant currency) to cost of revenues and sales and marketing expenses during the year ended December 31, 2012. In addition, cost of revenues and sales and marketing expenses for the remainder of the segment decreased $0.5 million, primarily driven by the favorable impact of foreign currency exchange rates of $1.3 million, partially offset by increased product costs related to an increase in revenues. Legal expense increased $1.3 million primarily related to the Marks and Spencer litigation, and personnel and technology-related costs decreased $0.4 million. International segment operating margin declined to 12% for the year ended December 31, 2012, compared to 13% for the year ended December 31, 2011.

UNALLOCATED EXPENSES

        The Company incurs certain expenses which are not allocated to its three reportable segments.

				% Change
	Year Ended December 31,
				2013 to 2012	2012 to 2011
	2013	2012	2011
	(in thousands, except for percentages)
Unallocated expenses	$35,076	$18,412	$18,395	91%	—%

        Unallocated expenses include various corporate costs, such as finance, legal and human resources costs and certain general corporate costs allocated from United Online during the periods prior to the Separation. In addition, unallocated expenses include stock-based compensation for all Company employees, as well as stock-based compensation for employees of United Online who provided services to the Company prior to the Separation, restructuring and other exit costs, transaction-related costs, and litigation and dispute settlement charges or gains.

        Unallocated expenses increased $16.7 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to $13.4 million in transaction-related costs incurred in connection with the Separation, a portion of which were incurred and allocated to us by United Online. During the year ended December 31, 2012, transaction-related costs of $0.6 million were incurred in connection with the acquisition of the Flying Flowers, Flowers Direct, and Drake Algar businesses. In addition, litigation and dispute settlement charges increased $1.6 million and personnel-related costs increased $0.6 million due to increased headcount. Unallocated expenses for the year ended December 31, 2013 also include $1.2 million of incremental costs associated with being a stand-alone public company.

        Unallocated expenses were flat for the year ended December 31, 2012, compared to the year ended December 31, 2011. During the year ended December 31, 2012, $0.6 million of transaction-related costs were incurred related to the acquisition of the Flying Flowers, Flowers Direct, and Drake Algar businesses and personel-related costs increased $0.3 million. During the year ended December 31, 2011, restructuring costs of $0.9 million were incurred related to employee termination costs. No restructuring costs were incurred during the year ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

2011 Credit Agreement

        On June 10, 2011, FTD Group, a wholly-owned subsidiary of the Company, entered into a credit agreement (the "2011 Credit Agreement") with Wells Fargo Bank, National Association, as Administrative Agent for the lenders, to refinance its previously outstanding credit facility. The 2011 Credit Agreement provided FTD Group with a $315 million senior secured credit facility consisting of (i) a $265 million seven-year term loan (the "Term Loan") and (ii) a $50 million five-year revolving credit facility, and certain other financial accommodations, including letters of credit.

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

2013 Credit Agreement

        On July 17, 2013, FTD Companies, Inc. entered into a new credit agreement (the "2013 Credit Agreement") with Interflora British Unit, certain wholly-owned domestic subsidiaries of FTD Companies, Inc. party thereto as guarantors, the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of America, N.A., as administrative agent for the lenders, which provides for a $350 million five-year revolving credit facility. On July 17, 2013, FTD Companies, Inc. drew $220 million of the new $350 million revolving credit facility and used this, together with approximately $19 million of its existing cash balance, to repay the outstanding balance under its 2011 Credit Agreement in full and pay fees and expenses related to the 2013 Credit Agreement. The 2011 Credit Agreement was terminated in connection with this repayment.

        The obligations under the 2013 Credit Agreement are guaranteed by certain of FTD Companies, Inc.'s wholly-owned domestic subsidiaries (collectively, with FTD Companies, Inc., the "U.S. Loan Parties"). In addition, the obligations under the 2013 Credit Agreement are secured by a lien on substantially all of the assets of the U.S. Loan Parties, including a pledge of all of the outstanding capital stock of certain direct subsidiaries of the U.S. Loan Parties (except with respect to foreign subsidiaries and certain domestic subsidiaries whose assets consist primarily of foreign subsidiary equity interests, in which case such pledge is limited to 66% of the outstanding capital stock).

        The interest rate set forth in the 2013 Credit Agreement is either LIBOR plus a margin ranging from 1.50% per annum to 2.25% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.25% per annum, calculated according to the net leverage ratio of FTD Companies, Inc. and its subsidiaries. The initial base rate margin is 0.75% per annum and the initial LIBOR margin is 1.75% per annum. In addition, FTD Companies, Inc. pays a commitment fee ranging from 0.20% per annum to 0.35% per annum on the unused portion of the revolving credit facility. The interest rate (based on LIBOR) and commitment fee rate at December 31, 2013 were 2.00% and 0.25%, respectively. The 2013 Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, that, among other things, require FTD Companies, Inc. and its subsidiaries to maintain compliance with a maximum net leverage ratio and a minimum interest coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, asset sales, and our ability to incur additional debt and additional liens. FTD Companies, Inc. was in compliance with all covenants under the 2013 Credit Agreement at December 31, 2013.

        Under the terms of the 2013 Credit Agreement, FTD Companies, Inc. was generally restricted from transferring funds and other assets to United Online, with certain exceptions prior to the Separation in connection with the reimbursement of certain expenses.

        The refinancing of the 2011 Credit Agreement was accounted for in accordance with Financial Accounting Standards Board Accounting Standards Codification ("ASC") 470, Debt. A significant portion of the debt under the 2011 Credit Agreement was considered to be extinguished and we recorded a $2.3 million loss on the extinguishment of debt in interest expense during the year ended December 31, 2013.

        The degree to which our assets are leveraged and the terms of our debt could materially and adversely affect our ability to obtain additional capital, as well as the terms at which such capital might be offered to us. We currently expect to have sufficient liquidity to fulfill our interest payment obligations, at least in the next twelve months.

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

        Our total cash and cash equivalents balance decreased by $19.2 million to $48.2 million at December 31, 2013, compared to $67.3 million at December 31, 2012. Our summary cash flows for the periods presented were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$34,203	$66,955	$43,688
Net cash used for investing activities	$(10,767)	$(10,509)	$(7,897)
Net cash used for financing activities	$(42,559)	$(36,958)	$(20,358)

        Net cash provided by operating activities decreased by $32.8 million. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in working capital, including, but not limited to, depreciation and amortization, stock-based compensation, loss on extinguishment of debt and deferred taxes. The decrease in net cash provided by operating activities was primarily due to a $25.4 million unfavorable change in working capital, a $8.7 million decrease in net income, partially offset by a $1.3 million increase in non-cash items. Our cash flow from operating activities was negatively impacted by the $13.4 million of transaction-related costs incurred in connection with the Separation. The change in working capital was primarily related to the timing of payments to vendors ($7.6 million) and the timing of income tax payments to United Online ($14.7 million). Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing and other factors.

        Net cash used for investing activities increased by $0.3 million. The increase was primarily due to a $4.4 million increase in purchases of property and equipment, partially offset by $3.9 million of cash paid for the acquisition of the Flying Flowers, Flowers Direct, and Drake Algar businesses during the year ended December 31, 2012. Capital expenditures for the year ended December 31, 2013 totaled $10.8 million, including $1.2 million of payments for capital expenditures that were accrued at December 31, 2012 and $2.3 million of capital expenditures related to the Separation. We currently anticipate that our total capital expenditures for 2014 will be approximately $10 million. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities increased by $5.6 million. In the year ended December 31, 2013, we paid dividends of $18.2 million to our former parent, United Online, compared to dividends of $19.3 million in the year ended December 31, 2012. As noted above, in connection with the refinancing of our debt under the 2011 Credit Agreement, we entered into our 2013 Credit Agreement on July 17, 2013. We drew $220 million of the new $350 million revolving credit facility and used approximately $19 million of our existing cash balance to repay our 2011 Credit Agreement in full, and pay fees and expenses related to the 2013 Credit Agreement. Cash used for refinancing activities and debt repayments on the Company's credit facilities was $29.2 million in the year ended December 31, 2013. In the year ended December 31, 2012 the Company made $17.7 million of debt payments on the outstanding 2011 Credit Agreement.

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

        On February 27, 2014, our Board of Directors authorized a common stock repurchase plan that allows us to repurchase up to $50 million of our common stock from time to time over a two-year period in both open market and privately negotiated transactions. As of February 28, 2014, the Company had not repurchased any shares under this plan.

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

        Net cash provided by operating activities increased by $23.3 million, for the year ended December 31, 2012, compared to the year ended December 31, 2011. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in working capital, including, but not limited to, depreciation and amortization, stock-based compensation, loss on extinguishment of debt, and deferred taxes. The increase in net cash provided by operating activities was due to a $25.4 million favorable change in working capital primarily due to timing of payments to United Online and other vendors and the timing and amounts of income tax payments, as well as a $5.5 million increase in net income. These increases were partially offset by a $7.6 million decrease in non-cash items, which consisted primarily of a $6.1 million loss on extinguishment of debt related to the refinancing of our credit facility under the 2008 Credit Agreement in June 2011 and a $2.5 million decrease in deferred taxes. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing and other factors.

        Net cash used for investing activities increased by $2.6 million for the year ended December 31, 2012, compared to the year ended December 31, 2011. The increase was primarily due to $3.9 million of cash paid for the acquisition of the Flying Flowers, Flowers Direct, and Drake Algar businesses during the year ended December 31, 2012. This increase was partially offset by a $1.6 million decrease in cash paid for purchases of property and equipment.

        Capital expenditures for the year ended December 31, 2012 totaled $6.5 million, which excludes $1.2 million of property and equipment that was not yet paid for and was included in accounts payable and other liabilities in the consolidated balance sheet as of December 31, 2012.

        Net cash used for financing activities increased by $16.6 million for the year ended December 31, 2012, compared to the year ended December 31, 2011. In June 2011, we refinanced our credit facility under the 2008 Credit Agreement and, in connection with the refinancing, we received net proceeds of $261.3 million, which along with our available cash, were used to repay the outstanding balance on our credit facility under the 2008 Credit Agreement of $264.6 million. In the year ended December 31, 2012, we repaid $17.7 million on the outstanding balance on our credit facility under the 2011 Credit Agreement. In addition, dividends paid to United Online for the year ended December 31, 2012 increased by $4.3 million, compared to the year ended December 31, 2011.

CONTRACTUAL OBLIGATIONS, OTHER COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

        Contractual obligations at December 31, 2013 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Debt, including interest(a)	$253,075	$4,847	$13,200	$235,028	$—
Noncancelable operating leases	5,161	2,060	2,639	462	—
Purchase obligations	16,243	10,960	4,973	310	—
Other liabilities(b)	2,691	1,356	574	355	406

Total	$277,170	$19,223	$21,386	$236,155	$406

(a)
Interest obligations were estimated using implied forward interest rates for 3-month LIBOR based on quoted market rates from the U.S. dollar-denominated interest-rate swap curve.

(b)
At December 31, 2013, we had liabilities for uncertain tax positions totaling $0.6 million, of which $0.2 million was included in other liabilities in the contractual obligations table above and, at December 31, 2013, was expected to be due in less than one year. We are not able to reasonably estimate when or if cash payments for long-term liabilities related to uncertain tax positions will occur.

        We had $1.4 million of commitments under letters of credit at December 31, 2013 which were scheduled to expire within one year.

        Standby letters of credit are maintained by FTD to secure credit card processing activity and additional letters of credit are maintained related to inventory purchases.

Other Commitments

        In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, sureties and insurance companies, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. We have entered into indemnification agreements with our current and former directors and certain of our officers and employees that require FTD, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. In addition, we have also agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies. Subsequent to the Separation, we maintain director and officer insurance, which may, in certain circumstances, cover specified liabilities, including those arising from our obligation to indemnify our current and former directors, certain of our officers and employees, and certain former officers, directors, and employees of acquired companies.

        It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

Off-Balance Sheet Arrangements

        At December 31, 2013 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

General

        Our discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in accordance with GAAP requires management to make accounting policy elections, estimates and assumptions that affect a number of reported amounts and related disclosures in the consolidated financial statements. Actual results could differ from those estimates and assumptions. Management believes that the following accounting policies, and estimates and assumptions made by management thereunder, are the most critical to aid in fully understanding and evaluating our reported financial results. These estimates and assumptions require management's most difficult, subjective or complex judgment and may be based on matters the effects of which are inherently uncertain.

Revenue Recognition

        We apply the provisions of ASC 605, Revenue Recognition, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, no significant company obligations remain, and collectibility is reasonably assured. Revenues exclude sales taxes.

        Products revenues, less discounts and refunds, and the related cost of revenues are recognized when products are delivered to the customers. Shipping and service fees charged to customers are recognized at the time the related products revenues are recognized and are included in products revenues. Shipping and delivery costs are included in cost of revenues. Our consumer business generally recognizes revenues on a gross basis because we bear the risks and rewards associated with the revenue-generating activities by (1) acting as a principal in the transaction; (2) establishing prices; (3) being responsible for fulfillment of the order by the floral network members and third-party suppliers; (4) taking the risk of loss for collection, delivery and returns; and (5) marketing the products and services.

        We also sell point-of-sale systems and related technology services to our floral network members and recognize revenue in accordance with ASC 605 and ASC 985, Software. We recognize revenue on hardware which is sold without software at the time of delivery. For hardware sales that include software, revenue is recognized when delivery, installation, and customer acceptance have all occurred.

        Services revenues related to orders sent through the floral network are variable based on either the number of orders or on the value of orders and are recognized in the period in which the orders are delivered. Membership and other subscription-based fees are recognized monthly as earned, on a month-to-month basis.

        Probability of collection is assessed based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If it is determined that collectibility is not reasonably assured, revenues are not recognized until collectibility becomes reasonably assured, which is generally upon receipt of cash.

Goodwill and Indefinite-Lived Intangible Assets

        Goodwill represents the excess of the purchase price of an acquired entity over the fair value of the net tangible and intangible assets acquired. Indefinite-lived intangible assets acquired in a business combination are initially recorded at management's estimate of their fair value. We account for goodwill and indefinite-lived intangible assets in accordance with ASC 350, Intangibles, Goodwill and Other. Goodwill and indefinite-lived intangible assets are not subject to amortization but are reviewed for impairment in the fourth quarter of each year, or more frequently if events or circumstances change that would indicate it is more-likely-than-not that the goodwill and/or indefinite-lived intangible assets might be impaired. Testing goodwill and indefinite-lived intangible assets for impairment involves comparing the fair value of the reporting unit or intangible asset to its carrying value. If the carrying amount of the goodwill or intangible asset exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess.

        In calculating the fair value of the reporting units, the Company used a combination of the income approach and the market approach valuation methodologies. Under the market approach we used the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar companies based on business description, revenue size, markets served and profitability. The key assumptions used in the income approach discounted cash flow valuation model included discount rates, growth rates, cash flow projections, and terminal growth rates. The discount rate utilized is indicative of the return an investor would expect to receive for investing in a similar business. Considering industry and company-specific historical data and internal forecasts and projections, management developed growth rates and cash flow projections for each reporting unit. In determining the terminal growth rates, we considered GDP growth, consumer price inflation and the long-term growth prospects of each reporting unit. The discount rate, growth rates, cash flow projections and terminal growth rates are also significant estimates used in the determination of the fair value of the indefinite-lived intangible assets.

        The determination of whether or not goodwill and/or indefinite-lived intangible assets are impaired involves a significant level of judgment and estimates in the assumptions underlying the approaches used to determine the fair values of our reporting units. We believe our analysis included sufficient tolerance for sensitivity in key assumptions. We believe the assumptions and rates used in our impairment assessments are reasonable, but they are judgmental, and variations in any assumptions could result in materially different calculations of fair value. Factors that have the potential to create variances in the estimated fair value of the reporting units include, but are not limited to, fluctuations in (1) forecasted order volumes and average order values, which can be driven by multiple external factors affecting demand, including macroeconomic factors, competitive dynamics, and changes in consumer preferences; (2) marketing costs to generate orders; (3) product costs; and (4) equity valuations of peer companies.

        Goodwill is tested for impairment at the reporting unit level. A reporting unit is a component of a business or a group of businesses for which discrete financial information is available and is regularly reviewed by management. Prior to the Separation, the Company reported operating results as one operating and reportable segment, but had two reporting units for purposes of evaluating goodwill, the FTD reporting unit (domestic) and the Interflora reporting unit (international). Effective with the management changes that occurred in conjunction with the Separation, we began reporting our business operations in three operating and reportable segments: Consumer, Florist and International, which are also now our reporting units.

        We performed our annual goodwill impairment assessment as of October 1, 2013, while still a wholly-owned subsidiary of United Online. In addition, due to the change in our reportable segments on November 1, 2013, we completed an additional goodwill impairment assessment for the Consumer and Florist reporting units as of that date. In conjunction with that assessment, the goodwill from the previous domestic reporting unit was allocated to the Consumer and Florist reporting units based on their relative fair values. We elected to perform the two-step quantitative impairment test at both dates. The first step of the two-step quantitative impairment test involves comparing the fair value of a reporting unit with its respective carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, including goodwill, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of a reporting unit is less than its carrying amount, including goodwill, then the carrying amount of the goodwill is compared with its implied fair value. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. In both of our goodwill impairment assessments, step one of the quantitative goodwill impairment test resulted in the determination that the fair values of the reporting units exceeded their carrying amounts, including goodwill. Accordingly, step two was not required.

        For the annual impairment test as of October 1, 2013, the domestic reporting unit's fair value exceeded its carrying amount by approximately 60%. The amount of goodwill assigned to the domestic reporting unit was $242.9 million. The key assumptions used in determining the fair value were the discount rate of 10.5% and terminal growth rate of 2%. The international reporting unit's fair value exceeded its carrying amount by approximately 30%. Goodwill of $95.9 million was assigned to the international reporting unit. The discount rate used was 11.5% and the terminal growth rate was 4%. For both reporting units, we assumed revenue growth and applied margin and other cost assumptions consistent with the reporting unit's historical trends.

        As noted above, given the change in our reportable segments on November 1, 2013, we performed an additional goodwill impairment assessment for the Consumer and Florist reporting units as of that date. In conjunction with that assessment, the goodwill previously assigned to the domestic reporting unit was allocated to the Consumer and Florist reporting units based on their relative fair values. The allocation of goodwill was $133.2 million to the Consumer reporting unit and $109.7 million to the Florist reporting unit. The discount rate used for both reporting units was 10.5%, consistent with the October 1, 2013 assessment. The terminal growth rates used were 2.5% for the Consumer reporting unit and 1% for the Florist reporting unit. The fair values of the Consumer and Florist reporting units exceeded their carrying amounts by approximately 40% and 30%, respectively.

        We elected to perform the one-step quantitative impairment test for our indefinite-lived intangible assets under ASC 350. Under the one-step quantitative impairment test, the fair values of indefinite-lived intangible assets are compared to their respective carrying amounts and, if the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to the excess. The quantitative indefinite-lived intangible assets impairment test as of October 1, 2013 resulted in the determination that the fair values of the indefinite-lived intangible assets exceeded their carrying amounts. Accordingly, we did not record any impairment charges related to our indefinite-lived intangible assets in the year ended December 31, 2013.

Finite-Lived Intangible Assets and Other Long-Lived Assets

        We account for finite-lived intangible assets and other long-lived assets in accordance with ASC 360, Property, Plant and Equipment. Intangible assets acquired in a business combination are initially recorded at management's estimate of their fair values. We evaluate the recoverability of identifiable intangible assets and other long-lived assets, other than indefinite-lived intangible assets, for impairment when events occur or circumstances change that would indicate that the carrying amount of an asset may not be recoverable. Events or circumstances that may indicate that an asset is impaired include, but are not limited to, significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future operating results, a change in the extent or manner in which an asset is used, shifts in technology, significant negative industry or economic trends, changes in our operating model or strategy, and competitive forces. In determining if an impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets' carrying amounts and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amounts of the assets exceed the respective fair values of the assets. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from two to ten years. Our identifiable intangible assets were acquired primarily in connection with business combinations.

        The process of evaluating the potential impairment of long-lived intangible assets is subjective and requires significant judgment on matters such as, but not limited to, the asset group to be tested for recoverability. We are also required to make estimates that may significantly impact the outcome of the analyses. Such estimates include, but are not limited to, future operating performance and cash flows, cost of capital, terminal values, and remaining economic lives of assets.

Income Taxes

        Through October 31, 2013, the Company was included in the consolidated federal income tax return of United Online, as well as certain state tax returns where United Online filed on a combined basis. The Company applies the provisions of ASC 740, Income Taxes, and computed the provision for income taxes and calculated the deferred tax balances for all periods presented on a separate return basis. Under ASC 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In accordance with ASC 740, we recognize, in our consolidated financial statements, the impact of our tax positions that are more likely than not to be sustained upon examination based on the technical merits of the positions. We recognize interest and penalties for uncertain tax positions in income tax expense.

        The Company and United Online have entered into a Tax Sharing Agreement, which became effective on November 1, 2013. Under this agreement, we expect that we generally will be responsible for the payment of all income and non-income taxes attributable to our operations, and the operations of our direct and indirect subsidiaries.

Legal Contingencies

        We are currently involved in certain legal proceedings and investigations. The Company records a liability when it believes that it is both probable that a loss will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate, (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. We continually assess the potential liability related to such pending matters. Legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

        Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income—In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, as codified in ASC 220, Comprehensive Income. The amendments in this update require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. For the Company, the amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013. We do not expect this update to have a material impact on our consolidated financial statements.

        Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists— In July 2013, FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, as codified in ASC 740. The amendments in this update state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We are currently assessing the impact of this update on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency exchange rate fluctuations.

Interest Rate Risk

        We are exposed to interest rate risk on our cash and cash equivalents and the outstanding balance under the 2013 Credit Agreement. The interest rate set forth in the 2013 Credit Agreement is either LIBOR plus a margin ranging from 1.50% per annum to 2.25% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.25% per annum, calculated according to FTD's net leverage ratio. In March 2012, the Company entered into forward starting interest rate cap instruments based on 3-month LIBOR that are effective from January 2015 to June 2018 and have aggregated notional values totaling $130 million. The interest rate cap instruments are designated as cash flow hedges against expected future cash flows attributable to future 3-month LIBOR interest payments on outstanding borrowings. The gains or losses on the instruments are reported in other comprehensive income to the extent that they are effective and will be reclassified into earnings when the expected future cash flows, beginning in January 2015 through June 2018 and attributable to future 3-month LIBOR interest payments, are recognized in earnings. A 100 basis point increase in LIBOR rates would result in an estimated annual increase in our interest expense related to the outstanding debt under the 2013 Credit Agreement of approximately $2.2 million.

        While we do not currently maintain any short-term investments, we still maintain deposits, which are classified as cash equivalents. Therefore, our interest income is sensitive to changes in the general level of U.S. and certain foreign interest rates.

Foreign Currency Exchange Risk

        We transact business in foreign currencies, and we are exposed to risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound ("GBP"), the Euro ("EUR"), the Canadian Dollar ("CAD"), and the Indian Rupee ("INR"), which may result in gains or losses being reported in our results of operations. Volatilities in GBP, EUR, CAD, INR and other relevant foreign currencies are monitored by us throughout the year. We face two risks related to foreign currency exchange rates—translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. Dollars using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the consolidated balance sheets. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against other currencies. Substantially all of the revenues of our foreign subsidiaries are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the exchange rate used to translate these revenues and expenses. Therefore, changes in foreign currency exchange rates may negatively affect our consolidated revenues and net income. A 10% adverse change in overall foreign currency exchange rates over an entire year would not have a material impact on estimated annual revenues or estimated annual income before income taxes. These estimates assume an adverse shift in all foreign currency exchange rates against the U.S. Dollar, which do not always move in the same direction or in the same degrees, and actual results may differ materially. Net foreign currency transaction gains or losses arising from transactions denominated in currencies other than the local functional currency are included in other income, net, in the consolidated statements of operations.

        At times, we utilize forward foreign currency exchange contracts to protect the value of our net investments in certain foreign subsidiaries denominated in currencies other than the U.S. Dollar. These contracts are designated as hedges of net investments in foreign entities. At December 31, 2013, we had no forward foreign currency exchange contracts outstanding.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Index to Consolidated Financial Statements and Supplemental Schedule on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.

        In addition, we are an emerging growth company, as defined under the JOBS Act, and are subject to reduced public company reporting requirements. The JOBS Act provides that an emerging growth company is not required to have the effectiveness of the Company's internal control over financial reporting audited by its external auditors for as long as the Company is deemed to be an emerging growth company.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is included under the following captions in our definitive proxy statement relating to our 2014 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013 and is incorporated herein by reference: "Matters to Be Considered at Annual Meeting—Proposal One: Election of Directors," "Executive Compensation and Other Information—Executive Officers," and "Executive Compensation and Other Information—Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.    EXECUTIVE COMPENSATION

        We are an emerging growth company, as defined under the JOBS Act, and are therefore not required to provide certain disclosures regarding executive compensation required of larger public companies or hold a nonbinding advisory vote on executive compensation or obtain stockholder approval of any golden parachute payments not previously approved.

        The information required by Item 11 is included under the following captions in our definitive proxy statement relating to our 2014 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013 and is incorporated herein by reference: "Executive Compensation and Other Information—Summary of Cash and Certain Other Compensation," "Executive Compensation and Other Information—Employment Agreements and Potential Payments Upon Termination or Change in Control," "Matters to be Considered at Annual Meeting—Proposal One: Election of Directors—Director Compensation," and "Matters to Be Considered at Annual Meeting—Proposal One: Election of Directors—Compensation Committee Interlocks and Insider Participation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is included under the following captions in our definitive proxy statement relating to our 2014 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013 and is incorporated herein by reference: "Matters to Be Considered at Annual Meeting—Proposal Three: Approval of the Material Terms for Performance-Based Awards Under the FTD Companies, Inc. Amended and Restated 2013 Incentive Compensation Plan—Other Information" and "Ownership of Securities."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is included under the following captions in our definitive proxy statement relating to our 2014 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013 and is incorporated herein by reference: "Related-Party Transactions," "Matters to Be Considered at Annual Meeting—Proposal One: Election of Directors—Board Independence" and "Matters to Be Considered at Annual Meeting—Proposal One: Election of Directors—Board Committees and Meetings."

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is included under the caption "Matters to Be Considered at Annual Meeting—Proposal Two: Ratification of Independent Registered Public Accounting Firm" in our definitive proxy statement relating to our 2014 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013 and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are filed as part of this report:

  1.
  Consolidated Financial Statements:

    2.
    Financial Statement Schedule:

Page
Schedule II—Valuation and Qualifying Accounts	F-50

        All other schedules have been omitted because the information required to be set forth therein is not applicable, not required or is shown in the consolidated financial statements or notes related thereto.

    3.
    Exhibits:

  (b)
  Exhibits

        See the Exhibit Index following the signature page to this Annual Report on Form 10-K for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

        The agreements included as exhibits to this Annual Report on Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  •
  should not be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  •
  may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement;

  •
  may apply contract standards of "materiality" that are different from "materiality" under the applicable securities laws; and

  •
  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.

        The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Annual Report on Form 10-K not misleading.

        Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and in the Company's other public filings, which are available without charge through the SEC's website at www.sec.gov.

  (c)
  Financial Statement Schedules

        The financial statement schedules required by Regulation S-X and Item 8 of this Annual Report on Form 10-K are listed in Item 15(a)(2) of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2014	FTD COMPANIES, INC.
	By:	/s/ ROBERT S. APATOFF Robert S. Apatoff President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert S. Apatoff and Scott D. Levin, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ ROBERT S. APATOFF Robert S. Apatoff	President, Chief Executive Officer and Director (Principal Executive Officer and Director)	March 10, 2014
/s/ BECKY A. SHEEHAN Becky A. Sheehan	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2014
/s/ ROBERT BERGLASS Robert Berglass	Chairman of the Board, Director	March 10, 2014
/s/ JAMES T. ARMSTRONG James T. Armstrong	Director	March 10, 2014
/s/ TRACEY BELCOURT Tracey Belcourt	Director	March 10, 2014

Signature	Title	Date

/s/ JOSEPH W. HARCH Joseph W. Harch	Director	March 10, 2014
/s/ DENNIS HOLT Dennis Holt	Director	March 10, 2014
/s/ MICHAEL J. SILVERSTEIN Michael J. Silverstein	Director	March 10, 2014

EXHIBIT INDEX

        The agreements included as exhibits to this Annual Report on Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  •
  should not be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  •
  may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement;

  •
  may apply contract standards of "materiality" that are different from "materiality" under the applicable securities laws; and

  •
  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.

        The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Annual Report on Form 10-K not misleading.

        Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and in the Company's other public filings, which are available without charge through the SEC's website at www.sec.gov.

Incorporated by Reference to
No.	Exhibit Description	Filed with this Form 10-K	Form	File No.	Date Filed	Exhibit Number (if different)
2.1	Separation and Distribution Agreement by and between United Online, Inc. and FTD Companies, Inc.		10-Q	001-35901	11/6/2013
3.1	Amended and Restated Certificate of Incorporation of FTD Companies, Inc.		10-Q	001-35901	11/6/2013
3.2	Second Amended and Restated Bylaws of FTD Companies, Inc.		10-Q	001-35901	11/6/2013
10.1	Transition Services Agreement by and between United Online, Inc. and FTD Companies, Inc.		10-Q	001-35901	11/6/2013
10.2	Employee Matters Agreement by and between United Online, Inc. and FTD Companies, Inc.		10-Q	001-35901	11/6/2013
10.3	Tax Sharing Agreement by and between United Online, Inc. and FTD Companies, Inc.		10-Q	001-35901	11/6/2013

			Incorporated by Reference to
No.	Exhibit Description	Filed with this Form 10-K	Form	File No.	Date Filed	Exhibit Number (if different)
10.4

Credit Agreement, dated as of July 17, 2013, by and among FTD Companies, Inc., Interflora British Unit, the material wholly-owned domestic subsidiaries of FTD Companies, Inc. party thereto as guarantors, the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of America, N.A., as administrative agent for the lenders.

			10/A	001-35901	8/6/2013
10.5	FTD Companies, Inc. Amended and Restated 2013 Incentive Compensation Plan		8-K	001-35901	11/13/2013	10.1
10.6	FTD Companies, Inc. Amended and Restated 2013 Employee Stock Purchase Plan		8-K	001-35901	11/13/2013	10.2
10.7	Form of Restricted Stock Unit Issuance Agreement for Officers With Employment Agreements		8-K	001-35901	11/13/2013	10.3
10.8	Form of Option Agreement for Officers With Employment Agreements		8-K	001-35901	11/13/2013	10.4
10.9	Form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Initial Grant)		8-K	001-35901	11/13/2013	10.5
10.10	Form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Annual Grant)		8-K	001-35901	11/13/2013	10.6
10.11	Employment Agreement by and between FTD Companies, Inc. and Robert S. Apatoff	X
10.12	Employment Agreement by and between FTD Companies, Inc. and Becky A. Sheehan	X

Incorporated by Reference to
No.	Exhibit Description	Filed with this Form 10-K	Form	File No.	Date Filed	Exhibit Number (if different)
10.13	Service Agreement by and between Interflora Holdings Limited and Rhys J. Hughes, as amended		10/A	001-35901	9/9/2013	10.8
10.14	Employment Agreement by and between FTD Companies, Inc. and Scott D. Levin		10-Q	001-35901	11/6/2013	10.4
21.1	List of Subsidiaries of FTD Companies, Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X

FTD COMPANIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS & SUPPLEMENTAL SCHEDULE

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
of FTD Companies, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of FTD Companies, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
Chicago, Illinois
March 10, 2014

FTD COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$48,162	$67,347
Accounts receivable, net of allowances of $8,757 and $9,509 at December 31, 2013 and 2012, respectively	25,493	26,155
Inventories	8,451	7,996
Deferred tax assets, net	5,359	5,882
Prepaid expenses	7,898	5,485

Total current assets	95,363	112,865
Property and equipment, net	32,254	31,169
Intangible assets, net	172,097	194,288
Goodwill	340,940	333,987
Other assets	14,610	12,320

Total assets	$655,264	$684,629

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$53,266	$55,702
Accrued liabilities	14,908	15,657
Accrued compensation	9,922	9,284
Deferred revenue	6,363	5,408
Income taxes payable	1,674	9,033
Current portion of long-term debt	—	10,856
Intercompany payable to United Online, Inc.	—	1,653

Total current liabilities	86,133	107,593
Long-term debt, net of discounts	220,000	233,144
Deferred tax liabilities, net	55,823	62,850
Other liabilities	2,786	3,744

Total liabilities	364,742	407,331

Commitments and contingencies
Stockholders' equity:
Parent company investment	—	303,572
Preferred stock, 5,000,000 shares, par value $0.0001, authorized; no shares issued and outstanding at December 31, 2013, and no shares authorized, issued and outstanding at December 31, 2012	—	—
Common stock, 60,000,000 shares, par value $0.0001, authorized; 18,829,454 shares issued and outstanding at December 31, 2013, and 10,000 shares, par value $0.01, authorized, issued and outstanding at December 31, 2012	2	—
Additional paid-in capital	304,870	—
Retained earnings	3,877	—
Accumulated other comprehensive loss	(18,227)	(26,274)

Total stockholders' equity	290,522	277,298

Total liabilities and stockholders' equity	$655,264	$684,629

The accompanying notes are an integral part of these consolidated financial statements.

FTD COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Products	$490,776	$477,579	$454,206
Services	136,567	135,935	133,043

Total revenues	627,343	613,514	587,249
Operating expenses:
Cost of revenues—products	375,565	366,935	351,898
Cost of revenues—services	19,442	19,811	19,819
Sales and marketing	106,149	104,913	97,605
General and administrative	69,439	52,123	50,646
Amortization of intangible assets	22,916	25,543	25,188
Restructuring and other exit costs	166	—	876

Total operating expenses	593,677	569,325	546,032

Operating income	33,666	44,189	41,217
Interest income	638	750	1,253
Interest expense	(11,862)	(13,562)	(22,897)
Other income, net	332	627	1,740

Income before income taxes	22,774	32,004	21,313
Provision for income taxes	10,272	10,830	5,592

Net income	$12,502	$21,174	$15,721

Earnings per common share:
Basic earnings per share	$0.67	$1.14	$0.85

Diluted earnings per share	$0.67	$1.14	$0.85

The accompanying notes are an integral part of these consolidated financial statements.

FTD COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$12,502	$21,174	$15,721
Other comprehensive income (loss):
Foreign currency translation	7,653	8,096	(784)
Cash flow hedges:
Changes in net gains (losses) on derivatives, net of tax of $212 and $(472) for the years ended December 31, 2013 and 2012, respectively	332	(738)	—
Other hedges:
Changes in net gains (losses) on derivatives, net of tax of $39, $(74) and $81 for the years ended December 31, 2013, 2012 and 2011, respectively	62	(115)	126

Other comprehensive income (loss)	8,047	7,243	(658)

Comprehensive income	$20,549	$28,417	$15,063

The accompanying notes are an integral part of these consolidated financial statements.

FTD COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Parent Company Investment		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2010	10	$—	$—	$286,574	$(32,859)	$—	$253,715
Net income	—	—	—	15,721	—	—	15,721
Net decrease in parent company investment	—	—	—	(7,997)	—	—	(7,997)
Other comprehensive loss	—	—	—	—	(658)	—	(658)

Balance at December 31, 2011	10	$—	$—	$294,298	$(33,517)	$—	$260,781
Net income	—	—	—	21,174	—	—	21,174
Net decrease in parent company investment	—	—	—	(11,900)	—	—	(11,900)
Other comprehensive income	—	—	—	—	7,243	—	7,243

Balance at December 31, 2012	10	$—	$—	$303,572	$(26,274)	$—	$277,298
Net income	—	—	—	8,625	—	3,877	12,502
Net decrease in parent company investment	—	—	—	(13,225)	—	—	(13,225)
Other comprehensive income	—	—	—	—	8,047	—	8,047
Consummation of Separation transaction on November 1, 2013	18,574	2	298,970	(298,972)	—	—	—
Stock-based compensation	—	—	973	—	—	—	973
Tax benefits from equity awards	—	—	178	—	—	—	178
Vesting of restricted stock units	45	—	—	—	—	—	—
Repurchases of common stock	—	—	(42)	—	—	—	(42)
Exercise of stock options and issuance of other stock awards	200	—	4,791	—	—	—	4,791

Balance at December 31, 2013	18,829	$2	$304,870	$—	$(18,227)	$3,877	$290,522

The accompanying notes are an integral part of these consolidated financial statements.

FTD COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$12,502	$21,174	$15,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,856	35,358	34,022
Stock-based compensation	4,837	5,113	5,074
Provision for doubtful accounts receivable	1,548	2,154	2,152
Accretion of discounts and amortization of deferred financing and debt issue costs	857	1,010	1,484
Loss on extinguishment of debt	2,348	—	6,078
Non-cash allocations from parent company, net	934	2,281	1,815
Deferred taxes, net	(6,911)	(11,528)	(8,982)
Excess tax benefits from equity awards	(135)	(4)	(45)
Other, net	402	19	378
Changes in operating assets and liabilities:
Accounts receivable, net	(831)	(3,628)	(338)
Inventories	(437)	(2,619)	(26)
Other assets	(1,717)	949	(985)
Accounts payable	(2,124)	5,471	(2,921)
Deferred revenue	979	1,475	1,623
Income taxes payable	(7,440)	7,238	500
Intercompany payable to United Online, Inc.	(1,653)	66	(12,428)
Other liabilities	(812)	2,426	566

Net cash provided by operating activities	34,203	66,955	43,688

Cash flows from investing activities:
Purchases of property and equipment	(10,830)	(6,429)	(8,064)
Purchases of intangible assets	—	(78)	—
Cash paid for acquisitions, net of cash acquired	—	(3,914)	—
Proceeds from sales of investments	124	40	167
Purchases of investments	(61)	(128)	—

Net cash used for investing activities	(10,767)	(10,509)	(7,897)

Cash flows from financing activities:
Proceeds from revolving credit facility	220,000	—	261,325
Payments on term loan	(246,013)	(17,663)	(265,950)
Payments for debt issue costs	(3,229)	—	(778)
Proceeds from exercises of stock options	4,791	—	—
Repurchases of common stock	(42)	—	—
Excess tax benefits from equity awards	135	4	45
Dividends paid to United Online, Inc.	(18,201)	(19,299)	(15,000)

Net cash used for financing activities	(42,559)	(36,958)	(20,358)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(62)	801	(250)
Change in cash and cash equivalents	(19,185)	20,289	15,183
Cash and cash equivalents, beginning of period	67,347	47,058	31,875

Cash and cash equivalents, end of period	$48,162	$67,347	$47,058

The accompanying notes are an integral part of these consolidated financial statements.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

        FTD Companies, Inc. (together with its subsidiaries, "FTD" or the "Company"), a Delaware corporation, through its operating subsidiaries, is a leading provider of floral, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions primarily in the United States ("U.S."), Canada, the United Kingdom ("U.K."), and the Republic of Ireland. The business uses the highly-recognized FTD and Interflora brands, both supported by the iconic Mercury Man logo. While the Company operates primarily in the U.S., Canada, the U.K., and the Republic of Ireland, the Company has worldwide presence as its Mercury Man logo is displayed in nearly 40,000 floral shops in 150 countries. The Company's portfolio of brands also includes Flying Flowers, Flowers Direct, and Drake Algar in the U.K. FTD does not currently own or operate any retail locations, with the exception of one retail shop and several concession stands located in the U.K. While floral arrangements and plants are FTD's primary offerings, the Company also markets and sells gift items, including jewelry, chocolate dip delights™ and other sweets, gift baskets, wine, fruit, and spa products.

        FTD Group, Inc. ("FTD Group") is a wholly-owned subsidiary of FTD Companies, Inc. and has as its principal operating subsidiaries, Florists' Transworld Delivery, Inc., FTD.COM Inc. ("FTD.COM") and Interflora British Unit ("Interflora"). The operations of the Company include those of its subsidiary, Interflora, Inc., of which one-third is owned by an outside third party. The minority interest related to Interflora, Inc. is not material for separate presentation. The Company's corporate headquarters is located in Downers Grove, Illinois. The Company also maintains offices in Centerbrook, Connecticut; Medford, Oregon; Sleaford, England; Quebec, Canada; and Hyderabad, India.

Separation from United Online

        Prior to November 1, 2013, FTD was a wholly-owned subsidiary of United Online, Inc. ("United Online"). On November 1, 2013, United Online separated into two independent, publicly-traded companies: FTD Companies, Inc. and United Online, Inc. (the "Separation"). The Separation was consummated through a tax-free dividend involving the distribution of all shares of FTD Companies, Inc. common stock to United Online's stockholders. In connection with the Separation, holders of United Online common stock received one share of FTD common stock for every five shares of United Online common stock held on the record date (prior to giving effect to the reverse stock split of United Online shares). Following completion of the Separation, FTD Companies, Inc. became an independent, publicly-traded company on the NASDAQ Global Select Market utilizing the symbol "FTD." The FTD Companies, Inc. Registration Statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission (the "SEC") on October 1, 2013.

        In connection with the Separation, the Company incurred $13.4 million in transaction-related costs, a portion of which were incurred and allocated to the Company by United Online. These costs, which are included in general and administrative expenses, relate primarily to investment banking, legal, accounting, tax, and other professional fees. In addition, the Company has incurred, and will continue to incur, certain ongoing incremental expenses as a stand-alone public company, including board of directors fees, and legal, accounting, insurance and investor relations costs.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Basis of Presentation

        The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany accounts and transactions, other than those with the Company's former parent, United Online, have been eliminated in consolidation.

        The Company's consolidated financial statements reflect the historical financial position, results of operations and cash flows of FTD. Prior to November 1, 2013, the Company was a wholly-owned subsidiary of United Online. The consolidated financial statements, for the periods prior to the Separation include expense allocations for certain corporate functions performed by United Online. Management believes the assumptions underlying such financial statements, including the assumptions regarding the allocation of these corporate expenses from United Online, are reasonable. Nevertheless, the consolidated financial statements may not reflect the Company's consolidated financial position, results of operations and cash flows had the Company been a stand-alone company prior to November 1, 2013. For additional information related to costs allocated to the Company by United Online and the settlement of such costs, see Note 5—"Transactions with Related Parties." Actual costs that would have been incurred if the Company had been a stand-alone company prior to November 1, 2013 would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

        The preparation of financial statements in accordance with GAAP requires management to make accounting policy elections, estimates and assumptions that affect a number of reported amounts and related disclosures in the consolidated financial statements. Management bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results could differ from those estimates and assumptions.

"Emerging Growth Company" Reporting Requirements

        The Company qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"). For as long as the Company is deemed to be an "emerging growth company," the Company may take advantage of certain exemptions from various regulatory reporting requirements that are applicable to other public companies. Among other things, the Company is not required to (1) provide an auditor's attestation report on the effectiveness of the Company's system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new rules that may be adopted by the Public Company Accounting Oversight Board ("PCAOB") requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (4) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (5) provide certain disclosure regarding executive compensation required of larger public companies, or (6) hold a nonbinding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        As an "emerging growth company," the Company has elected to take advantage of the extended transition period for complying with new or revised accounting standards until such standards are also applicable to private companies. As a result of this election, the Company's financial statements may not be comparable to companies that comply with non-emerging growth companies' effective dates for such new or revised standards.

        The Company will remain an "emerging growth company" until the earliest of (1) the last day of the first fiscal year in which total annual gross revenues exceed $1 billion, (2) the date on which the Company is deemed to be a "large accelerated filer," as defined in Rule 12b-2 under the Exchange Act or any successor statute, which would occur if the market value of the Company's common stock that is held by non-affiliates exceeds $700 million as of the last business day of the most recently completed second fiscal quarter, (3) the date on which the Company issues more than $1 billion in non-convertible debt during the preceding three-year period, or (4) the end of the fiscal year following the fifth anniversary of the date of the first sale of common stock pursuant to an effective registration statement filed under the Securities Act.

Accounting Policies

Cash and Cash Equivalents

        The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which have a maturity date within three months from the date of purchase. At December 31, 2013 and 2012, the Company's cash and cash equivalents were maintained primarily with major financial institutions and brokerage firms in the U.S. and the U.K. Deposits with these institutions generally exceed the amount of insurance provided on such deposits.

Accounts Receivable, including Financing Receivables

        The Company's accounts receivable are derived primarily from revenues earned from floral network members located in the U.S. and the U.K. The Company extends credit based upon an evaluation of the customer's financial condition and, generally, collateral is not required. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable and, to date, such losses have been within management's expectations.

        The Company evaluates specific accounts receivable where information exists that the customer may have an inability to meet its financial obligations. In these cases, based on reasonably available facts and circumstances, a specific allowance is recorded for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received that impacts the amount of the allowance. Also, an allowance is established for all customers based on the aging of the receivables. If circumstances change (i.e., higher than expected delinquencies or an unexpected material adverse change in a customer's ability to meet its financial obligations), the estimates of the recoverability of amounts due to the Company are adjusted. The Company aggressively pursues collection of past due receivables through a number of avenues prior to writing off receivables. Past due receivables are those that remain outstanding beyond the payment due date.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        The Company has financing receivables related to equipment sales to floral network members. The Company records all financing receivables at fair value and amortizes such receivables to stated value. The current and noncurrent portions of financing receivables are included in accounts receivable and other assets, respectively, in the consolidated balance sheets. The Company recognizes interest income as earned. The Company assesses credit quality indicators based on whether financing receivables are current or past due. Financing receivables are placed on nonaccrual status, with interest no longer accruing, when a floral network member ceases to be a member, either due to the member terminating its membership or due to the Company terminating such member's membership, generally as a result of delinquent payments or violations of FTD's network standards. The Company would not expect to resume the accrual of interest income unless a member who had terminated its membership chooses to be reinstated as a member at a later date and agrees to a plan to pay its balance, if any, that remains outstanding. The Company assesses financing receivables individually for balances due from current floral network members and collectively for balances due from terminated floral network members. A financing receivable is considered to be impaired when the Company determines that it is probable that it will not be able to collect amounts due under the contractual terms. The Company does not record interest income for impaired receivables. If cash is received, the receivable balance is reduced and related credit allowance adjusted accordingly. Fair value approximates the carrying amount of financing receivables because such receivables are discounted at a rate comparable to market.

Inventories

        The Company's inventories consist of finished goods, including floral-related inventories. Inventories are stated at the lower of cost or market value. Inventory is valued using the weighted-average cost method. The Company's management regularly assesses the valuation of inventory and reviews inventory quantities on hand and, if necessary, writes down excess and obsolete inventory based primarily on the age of the inventory and forecasts of product demand, as well as markdowns for the excess of cost over the amount the Company expects to realize from the sale of certain inventory.

Property and Equipment

        Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally two to three years for computer software and computer equipment, three to seven years for furniture and fixtures, twenty-five to forty years for buildings, and five to forty years for building improvements. Leasehold improvements, which are included in furniture and fixtures, are amortized using the straight-line method over the shorter of the lease term or ten years. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization is removed from the Company's consolidated financial statements with the resulting gain or loss reflected in the Company's consolidated statements of operations. Repairs and maintenance costs are expensed as incurred.

Derivative Instruments

        The Company applies the provisions of Financial Accounting Standards Board Accounting Standards Codification ("ASC") 815, Derivatives and Hedging. The Company maintains interest rate cap instruments to reduce its interest rate risk associated with future cash interest payments on a portion of

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

its outstanding borrowings under the credit agreement dated July 17, 2013, between FTD Companies, Inc. and Bank of America, N.A. as Administrative Agent for the lenders (the "2013 Credit Agreement"). In addition, at times the Company enters into forward foreign currency exchange contracts to reduce the risk that its net investments in foreign subsidiaries, cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company records derivative instruments at fair value in other current assets, other assets or accrued liabilities in the consolidated balance sheets. The Company records changes in the fair value (i.e., gains or losses) of derivative instruments as interest expense or other income, net, in the consolidated statements of operations or in accumulated other comprehensive loss in the consolidated balance sheets. Neither the interest rate caps nor the forward foreign currency exchange contracts contain any credit risk-related contingent features. The Company's hedging program is not designed for trading or speculative purposes.

        Net Investment Hedges—For derivative instruments that are designated and qualify as a hedge of a net investment, the gain or loss is reported in accumulated other comprehensive loss in the consolidated balance sheets to the extent the hedge is effective, with the related amounts due to or from counterparties included in accrued liabilities or other current assets, respectively. The Company utilizes the forward-rate method of assessing hedge effectiveness. Gains or losses related to any ineffective portions of net investment hedges are recognized in other income, net, in the consolidated statements of operations. The Company presents the cash flows of net investment hedges in investing activities in the consolidated statements of cash flows.

        Cash Flow Hedges—The Company's interest rate cap instruments are designated as cash flow hedges to hedge against expected future cash flows attributable to future interest payments on a portion of the outstanding borrowings under the 2013 Credit Agreement. The Company initially reports the gains or losses related to the effective portion of the hedges as a component of accumulated other comprehensive loss in the consolidated balance sheets and subsequently reclassifies the interest rate caps' gains or losses to interest expense when the hedged expenses are recorded. The Company includes the change in the time value of the interest rate caps in its assessment of their hedge effectiveness. The Company presents the cash flows from cash flow hedges in the same category in the consolidated statements of cash flows as the category for the cash flows from the hedged items.

        For additional information related to derivative instruments, see Note 8—"Derivative Instruments."

Fair Value Measurements

        ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), establishes a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1); (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2); and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). In accordance with ASC 820, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters. If market observable inputs for model-

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

based valuation techniques are not available, the Company will be required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument. Fair values of cash and cash equivalents, short-term accounts receivable, accounts payable, accrued liabilities, and short-term borrowings approximate their carrying amounts because of their short-term nature. Derivative instruments are recognized in the consolidated balance sheets at their fair values based on third-party quotes. The fair values for the interest rate caps are calculated using an option pricing model based on available forward yield curves for caplets with the same characteristics adjusted for the counterparty risk of nonperformance based on the credit spread derived from the applicable five-year default swap rates. The fair values of the forward foreign currency exchange contracts are calculated based on quoted market prices of similar instruments adjusted for counterparty risk of nonperformance. The key assumptions used in calculating the fair value of these derivative instruments are the forward rates, discount rate and implied volatility. Long-term debt is carried at amortized cost. However, the Company is required to estimate the fair value of long-term debt under ASC 825, Financial Instruments, based on the discounted cash flow method. The Company estimates the fair value of its long-term debt using Level 2 inputs based on quoted prices of comparable risk bonds using market prices and expected future interest rates based on quoted market rates from the U.S. dollar-denominated interest rate swap curve.

Goodwill and Indefinite-Lived Intangible Assets

        Goodwill represents the excess of the purchase price of an acquired entity over the fair value of the net tangible and intangible assets acquired. Indefinite-lived intangible assets acquired in a business combination are initially recorded at management's estimate of their fair value. The Company accounts for goodwill and indefinite-lived intangible assets in accordance with ASC 350, Intangibles, Goodwill and Other. Goodwill and indefinite-lived intangible assets are not subject to amortization but are reviewed for impairment in the fourth quarter of each year, or more frequently if events or circumstances change that would indicate it is more-likely-than-not that the goodwill and/or indefinite-lived intangible assets might be impaired. Testing goodwill and indefinite-lived intangible assets for impairment involves comparing the fair value of the reporting unit or intangible asset to its carrying value. If the carrying amount of the goodwill or intangible asset exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess.

        In calculating the fair value of the reporting units, the Company used a combination of the income approach and the market approach valuation methodologies. Under the market approach the Company used the guideline company method, which focuses on comparing the risk profile and growth prospects to select reasonably similar companies based on business description, revenue size, markets served and profitability. The key assumptions used in the income approach discounted cash flow valuation model included discount rates, growth rates, cash flow projections, and terminal growth rates. The discount rate utilized is indicative of the return an investor would expect to receive for investing in a similar business. Considering industry and company-specific historical data and internal forecasts and projections, management developed growth rates and cash flow projections for each reporting unit. In determining the terminal growth rates, the Company considered GDP growth, consumer price inflation and the long-term growth prospects of each reporting unit. The discount rate, growth rates, cash flow projections and terminal growth rates are also significant estimates used in the determination of the fair value of the indefinite-lived intangible assets.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        The determination of whether or not goodwill and/or indefinite-lived intangibles are impaired involves a significant level of judgment and estimates in the assumptions underlying the approaches used to determine the fair values of the Company's reporting units. The Company believes the analysis included sufficient tolerance for sensitivity in key assumptions. The Company believes the assumptions and rates used in the impairment assessments are reasonable, but they are judgmental, and variations in any assumptions could result in materially different calculations of fair value. Factors that have the potential to create variances in the fair value of the reporting units include, but are not limited to, fluctuations in (1) forecasted order volumes and average order values, which can be driven by multiple external factors affecting demand, including macroeconomic factors, competitive dynamics, and changes in consumer preferences; (2) marketing costs to generate orders; (3) product costs; and (4) equity valuations of peer companies.

        Goodwill is tested for impairment at the reporting unit level. A reporting unit is a component of a business or a group of businesses for which discrete financial information is available and is regularly reviewed by management. Prior to the Separation, the Company reported operating results as one operating and reportable segment, but had two reporting units for purposes of evaluating goodwill, the FTD reporting unit and the Interflora reporting unit. Effective with the management changes that occurred in conjunction with the Separation, the Company began reporting its business operations in three operating and reportable segments: Consumer, Florist, and International, which are also now the Company's reporting units.

        Finite-Lived Intangible Assets and Other Long-Lived Assets— The Company accounts for finite-lived intangible assets and other long-lived assets in accordance with ASC 360, Property, Plant and Equipment. Intangible assets acquired in a business combination are initially recorded at management's estimate of their fair values. The Company evaluates the recoverability of identifiable intangible assets and other long-lived assets, other than indefinite-lived intangible assets, for impairment when events occur or circumstances change that would indicate that the carrying amount of an asset may not be recoverable. Events or circumstances that may indicate that an asset is impaired include, but are not limited to, significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future operating results, a change in the extent or manner in which an asset is used, shifts in technology, significant negative industry or economic trends, changes in the Company's operating model or strategy, and competitive forces. In determining if an impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets' carrying amounts and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amounts of the assets exceed the respective fair values of the assets. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from two to ten years. The Company's identifiable intangible assets were acquired primarily in connection with business combinations.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Revenue Recognition

        The Company applies the provisions of ASC 605, Revenue Recognition. The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, no significant Company obligations remain, and collectibility is reasonably assured. Revenues exclude sales taxes.

        Products revenues, less discounts and refunds, and the related cost of revenues are recognized when products are delivered to the customers. Shipping and service fees charged to customers are recognized at the time the related products revenues are recognized and are included in products revenues. Shipping and delivery costs are included in cost of revenues. The Company generally recognizes revenues for sales to consumers on a gross basis because the Company bears the risks and rewards associated with the revenue-generating activities by (i) acting as a principal in the transaction; (ii) establishing prices; (iii) being responsible for fulfillment of the order by the floral network members and third-party suppliers; (iv) taking the risk of loss for collection, delivery and returns; and (v) marketing the products and services.

        The Company also sells point-of-sale systems and related technology services to its floral network members and recognizes revenue in accordance with ASC 605 and ASC 985, Software. The Company recognizes revenues on hardware which is sold without software at the time of delivery. For hardware sales that include software, revenues are recognized when delivery, installation and customer acceptance have all occurred.

        Services revenues related to orders sent through the floral network are variable based on either the number of orders or on the value of orders and are recognized in the period in which the orders are delivered. Membership and other subscription-based fees are recognized monthly as earned, on a month-to-month basis.

        Probability of collection is assessed based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If it is determined that collectibility is not reasonably assured, revenues are not recognized until collectibility becomes reasonably assured.

Cost of Revenues

        Cost of revenues primarily includes product costs; shipping and delivery costs; costs associated with taking orders; printing and postage costs; systems installation, training and support costs; telecommunications and data center costs; depreciation of network computers and equipment; license fees; costs related to customer billing and billing support for the Company's floral network members; fees associated with the storage and processing of customer credit cards and associated bank fees; domain name registration fees; and personnel and overhead-related costs associated with operating the Company's networks.

Sales and Marketing

        Sales and marketing expenses include expenses associated with promoting the Company's brands, products and services. Such expenses include advertising and promotion expenses; fees paid to online and other corporate partners and to floral network members related to order volume sent through the Company's floral network; and personnel and overhead-related expenses for marketing, merchandising,

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

customer service and sales personnel. In addition, sales and marketing expenditures also include branding and customer acquisition campaigns consisting of television, internet, radio public relations, sponsorships, print, and outdoor advertising, and retail and other performance-based distribution relationships. Marketing and advertising costs to promote the Company's brands, products and services are expensed in the period incurred. Advertising and promotion expenses include media, agency and promotion expenses. Media production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs. Advertising and promotion expenses for the years ended December 31, 2013, 2012 and 2011 were $63.0 million, $63.7 million and $59.3 million, respectively. At December 31, 2013 and 2012, $1.3 million and $1.6 million, respectively, of prepaid advertising and promotion expenses were included in other current assets in the consolidated balance sheets.

Software Development Costs

        The Company accounts for costs incurred to develop software for internal use in accordance with ASC 350, which requires such costs be capitalized and amortized over the estimated useful life of the software. The Company capitalizes costs associated with customized internal-use software systems that have reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with developing the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. The Company capitalized costs associated with internal-use software totaling $4.7 million and $4.2 million in the years ended December 31, 2013 and 2012, respectively, which are being depreciated on a straight-line basis over each project's estimated useful life, which is generally three to five years. Capitalized internal-use software, which was valued in connection with the acquisition of FTD Group by United Online in 2008, is included in the complete technology category within intangible assets, net, in the consolidated balance sheets and was amortized on a straight-line basis over the estimated useful life of five years. All other capitalized internal-use software is included in the computer software category within property and equipment, net, in the consolidated balance sheets.

Software to be Sold, Leased, or Marketed

        The Company follows the provisions of ASC 985, which requires that all costs relating to the purchase or internal development and production of computer software products to be sold, leased or otherwise marketed be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company capitalizes all eligible computer software costs incurred once technological feasibility is established. The Company amortizes these costs using the straight-line method over a period of three to five years. At December 31, 2013 and 2012, the carrying amount of capitalized computer software costs related to the purchase or internal development and production of computer software to be sold, leased or otherwise marketed was $0.6 million and $2.8 million, respectively, included within property and equipment, net, in the consolidated balance sheets. During the years ended December 31, 2013, 2012 and 2011, the Company amortized and recognized the associated depreciation expense of $2.5 million, $3.9 million and $3.8 million, respectively, related to these capitalized computer software costs. Software to be sold, leased or otherwise marketed, which was

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

valued in connection with the acquisition of FTD Group by United Online, is included in the complete technology category within intangible assets, net, in the consolidated balance sheets and was amortized on a straight-line basis over an estimated useful life of five years. All other software to be sold, leased or otherwise marketed is included in the computer software category within property and equipment, net, in the consolidated balance sheets.

General and Administrative

        General and administrative expenses include personnel-related expenses for executive, finance, legal, human resources, technology, facilities, and internal audit. In addition, general and administrative expenses include, among other costs, maintenance of existing software, technology and websites; development of new or improved software technology; professional fees for legal, accounting, and financial services; insurance; occupancy and other overhead-related costs; non-income taxes; bad debt expense; reserves or expenses related to litigation, investigations, or similar matters; and gains and losses on sales of assets. These include direct expenses incurred by FTD, as well as general corporate costs which have been allocated to FTD by United Online. General and administrative expenses also include expenses resulting from actual or potential transactions such as acquisitions, spin-offs, financing transactions, and other strategic transactions.

Restructuring and Other Exit Costs

        Restructuring and other exit costs consist of costs associated with the realignment and reorganization of the Company's operations and other employee termination events. Restructuring and other exit costs include employee termination costs, facility closure and relocation costs, and contract termination costs. The timing of associated cash payments is dependent upon the type of exit cost and can extend over a 12-month period. The Company records restructuring and other exit costs liabilities in accrued liabilities in the consolidated balance sheets.

Stock-Based Compensation

        Prior to the Separation, the Company's employees were generally eligible to participate in the stock-based compensation plans of United Online. Under these plans, certain employees of the Company received grants of restricted stock units and stock options for United Online's common stock. Additionally, all eligible Company employees were provided the opportunity to participate in United Online's employee stock purchase plan. In connection with the Separation, all equity awards previously granted under the stock-based compensation plans of United Online and outstanding at the Separation date, were adjusted and converted into new FTD equity awards under the FTD Companies, Inc. Incentive Compensation Plan. For additional information related to equity awards and the conversion of United Online equity awards at the Separation date, see Note 11—"Incentive Compensation Plans."

        Stock-based compensation expense is recognized on a straight-line basis over the vesting period of the award. The fair value of restricted stock units is based on the closing stock price on the date of grant. The fair value of stock options is determined using the Black-Scholes option-pricing model, which utilizes various assumptions including expected volatility and expected term. For awards granted prior to the Separation, United Online's assumptions at the time of the grant were used. For awards issued by the Company subsequent to the Separation, the simplified method was used to determine the

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

term and the forfeiture rates were based on historical trends for the Company's employees. Volatility was determined based on United Online's volatility as the Company represented a significant portion of consolidated United Online prior to the Separation and the Company does not have sufficient history on which to base an assumption of volatility.

Comprehensive Income (Loss)

        The Company follows the provisions of ASC 220, Comprehensive Income, which establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. For the Company, comprehensive income (loss) primarily consists of its reported net income, changes in unrealized gains or losses on derivatives, net of tax, and foreign currency translation.

Foreign Currency Translation

        The Company accounts for foreign currency translation in accordance with ASC 830, Foreign Currency Matters. The functional currency of each of the Company's international subsidiaries is its respective local currency, with the exception of India for which it is the U.S. dollar. The financial statements of these subsidiaries are translated to U.S. Dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of equity in the consolidated balance sheets.

Income Taxes

        Through October 31, 2013, the Company was included in the consolidated U.S. federal income tax return of United Online, as well as certain state tax returns where United Online files on a combined basis. The Company applies the provisions of ASC 740, Income Taxes and computes the provision for income taxes on a separate return basis. Under ASC 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In evaluating the Company's ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In accordance with ASC 740, the Company recognizes, in its consolidated financial statements, the impact of the Company's tax positions that are more likely than not to be sustained upon examination based on the technical merits of the positions. The Company recognizes interest and penalties for uncertain tax positions in income tax expense.

Earnings Per Share

        The Company computes earnings per share in accordance with ASC 260, Earnings Per Share. ASC 260 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Certain of the Company's restricted stock units are considered participating securities because they contain non-forfeitable rights to dividends irrespective of whether dividends are actually declared or paid or the awards ultimately vest.

Legal Contingencies

        The Company is currently involved in certain legal proceedings and investigations. The Company records a liability when it believes that it is both probable that a loss will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate, (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. The Company continually assesses the potential liability related to such pending matters. Legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

Operating Leases

        The Company leases space for warehouse, call center facilities, technology development and support, and data centers, and leases certain vehicles and office equipment under operating lease agreements with original lease periods of up to ten years. Certain of the lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease.

Recent Accounting Pronouncements

        Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income—In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013- 02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, as codified in ASC 220. The amendments in this update require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

2. SEGMENT INFORMATION

        Prior to the Separation, the Company reported its business operations in one operating and reportable segment. Effective with the management changes that occurred in conjunction with the Separation, the Company began reporting its business operations in three operating and reportable segments: Consumer, Florist and International. The segment reporting for all periods presented has been revised to reflect these new reportable segments.

        The Company complies with the reporting requirements of ASC 280, Segment Reporting. Management measures and reviews the Company's operating results by segment in accordance with the "management approach" defined in ASC 280. The reportable segments identified below are the segments of the Company for which separate financial information is available and for which segment results are regularly reviewed by the Company's chief operating decision maker ("CODM") to make decisions about the allocation of resources and to assess performance. The CODM uses segment operating income to evaluate the performance of the business segments and make decisions about allocating resources among segments. Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges or gains, transaction-related costs, and restructuring and other exit costs. Stock-based compensation and general corporate expenses are

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income.

        Below is a reconciliation of segment revenues to consolidated revenues (in thousands):

	Year Ended December 31,
	2013	2012	2011
Products revenues:
Consumer	$321,724	$317,003	$302,477
Florist	47,167	42,764	39,355
International	140,520	136,259	130,052

Segment products revenues	$509,411	$496,026	$471,884
Services revenues:
Florist	$115,978	$115,416	$112,501
International	20,869	20,822	20,883

Segment services revenues	$136,847	$136,238	$133,384
Intersegment eliminations	(18,915)	(18,750)	(18,019)

Consolidated revenues	$627,343	$613,514	$587,249

        Intersegment revenues represent amounts charged from one segment to the other for services provided based on order volume at a set rate per month. Intersegment revenues by segment were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Intersegment revenues:
Consumer	$(18,635)	$(18,447)	$(17,678)
Florist	(280)	(303)	(341)

Total intersegment revenues	$(18,915)	$(18,750)	$(18,019)

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        Below is a reconciliation of segment operating income to consolidated operating income and income before income taxes (in thousands):

	Year Ended December 31,
	2013	2012	2011
Segment operating income:
Consumer	$35,151	$35,245	$33,267
Florist	47,078	44,425	41,442
International	18,369	18,289	18,925

Total segment operating income	100,598	97,959	93,634
Unallocated expenses(a)	(35,076)	(18,412)	(18,395)
Depreciation expense and amortization of intangible assets	(31,856)	(35,358)	(34,022)

Operating income	33,666	44,189	41,217
Interest expense, net	(11,224)	(12,812)	(21,644)
Other income, net	332	627	1,740

Income before income taxes	$22,774	$32,004	$21,313

(a)
Unallocated expenses include various corporate costs, such as finance, legal and human resources costs and certain general corporate costs allocated from United Online during the periods prior to the Separation. In addition, unallocated expenses include stock-based compensation for all Company employees, as well as stock-based compensation for employees of United Online who provided services to the Company prior to the Separation, restructuring and other exit costs, transaction-related costs, and litigation and dispute settlement charges or gains. In the year ended December 31, 2013, unallocated expenses include $13.4 million of transaction-related costs incurred in connection with the Separation.

        Geographic revenue to external customers was as follows for the periods presented (in thousands):

	Year ended December 31,
	2013	2012	2011
U.S.	$465,954	$456,433	$436,314
U.K.	161,389	157,081	150,935

Consolidated revenues	$627,343	$613,514	$587,249

        Assets and liabilities are reviewed at the consolidated level by management. Segment assets are not reported to, or used by, the Company's CODM to allocate resources to or assess performance of the segments, and therefore, total segment assets have not been disclosed. Geographic information for

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	December 31,
	2013	2012
U.S	$38,439	$35,415
U.K.	8,425	8,074

Total long-lived assets	$46,864	$43,489

3. ACQUISITION OF THE GIFTS DIVISION OF FLYING BRANDS LIMITED

        On April 30, 2012, Interflora acquired certain of the assets of the Gifts Division of Flying Brands Limited, including the Flying Flowers, Flowers Direct, and Drake Algar businesses. The primary reason for the acquisition was to broaden Interflora's presence in the U.K. and also to provide a retail corporate presence in London. Interflora paid approximately $3.9 million in cash at closing, of which $1.3 million was attributed to goodwill and $2.6 million was allocated to acquired intangible assets, which are being amortized on a straight-line basis over their estimated useful lives, which range from three to ten years. Goodwill acquired in connection with the acquisition of the Gifts Division of Flying Brands Limited is being amortized for tax purposes. In connection with the acquisition, the Company incurred $0.6 million in transaction-related costs in the year ended December 31, 2012, which are recorded in general and administrative expenses in the consolidated statement of operations. The acquisition is not considered material for purposes of further disclosure.

4. BALANCE SHEET COMPONENTS

Financing Receivables

        The Company has financing receivables related to equipment sales to its floral network members. The current and noncurrent portions of financing receivables are included in accounts receivable and other assets, respectively, in the consolidated balance sheets. The Company assesses financing receivables individually for balances due from current floral network members and collectively for balances due from terminated floral network members.

        Credit quality of financing receivables was as follows (in thousands):

	December 31,
	2013	2012
Current	$11,649	$12,130
Past due	3,295	3,515

Total	$14,944	$15,645

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BALANCE SHEET COMPONENTS (Continued)

        The aging of past due financing receivables was as follows (in thousands):

	December 31,
	2013	2012
Current	$11,649	$12,130
Past due:
1 - 150 days past due	169	224
151 - 364 days past due	159	293
365 - 730 days past due	335	429
731 or more days past due	2,632	2,569

Total	$14,944	$15,645

        Financing receivables on nonaccrual status at December 31, 2013 and 2012 totaled $3.4 million and $3.6 million, respectively.

        The allowance for credit losses and the recorded investment in financing receivables for the periods presented were as follows (in thousands):

	Year Ended December 31,
	2013	2012
Allowance for credit losses:
Balance at January 1	$3,464	$3,655
Current period provision	124	346
Write-offs charged against allowance	(375)	(537)

Balance at December 31	$3,213	$3,464

Ending balance collectively evaluated for impairment	$3,205	$3,432

Ending balance individually evaluated for impairment	$8	$32

Recorded investments in financing receivables:
Balance collectively evaluated for impairment	$3,357	$3,642

Balance individually evaluated for impairment	$11,587	$12,003

        Individually evaluated impaired loans, including the recorded investment in such loans, the unpaid principal balance and the allowance related to such loans, each totaled less than $0.1 million at both December 31, 2013 and 2012. The average recorded investment in such loans was less than $0.1 million and $0.1 million for the years ended December 31, 2013 and 2012, respectively. Interest income recognized during the period that loans were impaired was less than $0.1 million in each of the years ended December 31, 2013 and 2012.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BALANCE SHEET COMPONENTS (Continued)

Property and Equipment

        Property and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Land and improvements	$1,628	$1,624
Buildings and improvements	16,168	16,049
Computer equipment	20,545	17,450
Computer software	29,977	23,799
Furniture and fixtures	3,958	3,491

	72,276	62,413
Accumulated depreciation	(40,022)	(31,244)

Total	$32,254	$31,169

        Depreciation expense, including the amortization of leasehold improvements, for the years ended December 31, 2013, 2012 and 2011 was $8.9 million, $9.8 million and $8.8 million, respectively.

5. TRANSACTIONS WITH RELATED PARTIES

Transactions with United Online-Prior to Separation

        For the reporting periods prior to the Separation, the consolidated financial statements include direct costs of the Company incurred by United Online on the Company's behalf and an allocation of certain general corporate costs incurred by United Online. Direct costs include finance, legal, human resources, technology development, and other services and have been determined based on the level of services expended by United Online for services provided to the Company. General corporate costs include, without limitation, executive oversight, accounting, internal audit, treasury, tax, and legal. The allocations of these general corporate costs are based primarily on estimated time incurred and/or activities associated with the Company. Management believes the allocations of these corporate costs from United Online are reasonable and does not believe the Company's costs would have been significantly different on a stand-alone basis prior to the Separation. However, the allocated costs may not include all of the costs that would have been incurred had the Company been a stand-alone company during the periods prior to the Separation, and accordingly, the Company's consolidated financial statements may not reflect the financial position, results of operations and cash flows had the Company been a stand-alone company during the periods prior to the Separation.

        Costs incurred and allocated by United Online, prior to the Separation, were included in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenues—products	$265	$487	$551
Cost of revenues—services	527	666	665
Sales and marketing	98	187	125
General and administrative	12,017	7,148	7,307

Total allocated expenses	$12,907	$8,488	$8,648

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. TRANSACTIONS WITH RELATED PARTIES (Continued)

        The table above includes allocated stock-based compensation of $0.9 million, $0.8 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively, for the employees of United Online and its non-Company subsidiaries whose cost of services was partially allocated to the Company.

        As noted above, prior to the Separation, United Online allocated both direct costs for services provided and general corporate costs to the Company. In addition, transaction-related costs incurred by United Online from and after April 1, 2013 in connection with the Separation were allocated to the Company. Allocations for direct costs and transaction-related costs were reflected in the intercompany payable to United Online and were due upon demand. During the year ended December 31, 2013, the Company made payments totaling $9.2 million to United Online to settle intercompany charges, including $1.7 million related to the balance outstanding at December 31, 2012. During the years ended December 31, 2012 and 2011 the Company made payments totaling $7.7 million and $18.2 million, respectively, to United Online to settle intercompany charges. Allocations of general corporate costs were not settled in cash, but rather were reflected in the parent company investment.

        In each of the years ended December 31, 2013 and 2012, dividends totaling $18.2 million and $19.3 million, respectively, were declared by the Board of Directors of FTD Companies, Inc. and paid to United Online, of which $3.2 million and $4.3 million, respectively, represented reimbursement of certain equity-related compensation expenses as defined and permitted under the terms of the Company's credit agreements. The $19.3 million of dividends paid during the year ended December 31, 2012 included $1.3 million related to the year ended December 31, 2011. Transactions with United Online prior to the Separation, including both direct and general corporate costs discussed above, are summarized as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash transactions:
Dividends paid	$(18,201)	$(19,299)	$(15,000)
Allocated expenses settled in cash	10,036	6,492	6,423
Non-cash transactions:
Stock-based compensation and tax benefits from equity awards	4,042	5,118	5,188
Allocated expenses not settled in cash	934	2,281	1,815

Net transactions with United Online	(3,189)	(5,408)	(1,574)
Less: Amount reflected in intercompany payable to United Online	10,036	6,492	6,423

Net decrease in parent company investment	$(13,225)	$(11,900)	$(7,997)

Transactions with United Online-Post-Separation

        In connection with the Separation, FTD entered into various agreements with United Online, including The Separation and Distribution Agreement, The Transition Services Agreement, The Tax Sharing Agreement, and The Employee Matters Agreement. These agreements, which became effective on November 1, 2013, govern the relationship between United Online and the Company after the

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. TRANSACTIONS WITH RELATED PARTIES (Continued)

Separation, and set forth, among other things, the rights and obligations of FTD and United Online regarding the Separation including: the rights and obligations related to tax payments and the administration of tax matters post-Separation; transitional services to be provided by United Online after the Separation; the rights and authority of United Online to control and settle certain litigation as disclosed in Note 15—"Commitment and Contingencies;" and the treatment of certain employee matters. Amounts payable under the Transition Services Agreement were $0.3 million at December 31, 2013 and were recorded in accounts payable. No amounts were paid to United Online under the Transition Services Agreement during the year ended December 31, 2013.

The I.S. Group Limited

        Interflora holds a 20.4% investment in The I.S. Group Limited ("I.S. Group"), which totaled $1.6 million and $1.5 million at December 31, 2013 and December 31, 2012, respectively and is included in other assets in the consolidated balance sheets. The share of equity earnings was not material for separate presentation in these consolidated financial statements. I.S. Group supplies floral-related products to Interflora's floral network members in both the U.K. and the Republic of Ireland and to other customers. Interflora derives revenues from I.S. Group from (i) the sale of products (sourced from third-party suppliers) to I.S. Group for which revenue is recognized on a gross basis, (ii) the sale of products (sourced from a subsidiary of I.S. Group) to I.S Group for which revenue is recognized on a net basis, (iii) commissions on products sold by I.S. Group (sourced from third-party suppliers) to floral network members, and (iv) commissions for acting as a collection agent on behalf of I.S. Group. In the years ended December 31, 2013, 2012 and 2011, revenues related to commissions earned from I.S. Group were $2.7 million, $2.8 million and $3.1 million, respectively. In addition, beginning in 2012, Interflora began purchasing products from I.S. Group for sale to consumers. The cost of revenues related to products purchased from I.S. Group were $0.4 million and $0.2 million in the years ended December 31, 2013 and 2012, respectively. Amounts due from I.S. Group were $0.5 million and $0.5 million at December 31, 2013 and December 31, 2012, respectively, and amounts payable to I.S. Group were $1.4 million and $1.6 million at December 31, 2013 and December 31, 2012, respectively.

6. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Goodwill

        The Company performed its annual goodwill impairment assessment as of October 1, 2013, while still a wholly-owned subsidiary of United Online. In addition, due to the change in reportable segments on November 1, 2013, the Company completed an additional goodwill impairment assessment for the Consumer and Florist reporting units as of that date. In conjunction with that assessment, the goodwill from the previous FTD reporting unit was allocated to the Consumer and Florist reporting units based on their relative fair values. The Company elected to perform the two-step quantitative impairment test at both dates. In both goodwill impairment assessments, step one of the quantitative goodwill impairment test resulted in the determination that the fair values of the reporting units exceeded their carrying amounts, including goodwill. Accordingly, step two was not required.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

        The changes in the net carrying amount of goodwill for the years ended December 31, 2013 and 2012 were as follows (in thousands):

	Consumer Segment	Florist Segment	International Segment	FTD Pre-Separation	Total
Goodwill at December 31, 2011	$—	$—	$—	$326,617	$326,617
Acquisition of Gifts Division of Flying Brands Limited	—	—	—	1,333	1,333
Foreign currency translation	—	—	—	6,037	6,037

Balance at December 31, 2012	—	—	—	333,987	333,987

Foreign currency translation pre-Separation	—	—	—	3,891	3,891
Allocation to segments	133,226	109,651	95,001	(337,878)	—
Foreign currency translation post-Separation	—	—	3,062	—	3,062

Goodwill at December 31, 2013	$133,226	$109,651	$98,063	$—	$340,940

        Prior to December 31, 2011, the Company recorded an impairment charge of $116.3 million. The table above reflects the Company's goodwill balances net of this accumulated impairment charge. The gross goodwill balance was $457.2 million and $450.2 million at December 31, 2013 and 2012, respectively.

        During the quarter ended June 30, 2013, the Company recorded an out-of-period adjustment, which increased goodwill and decreased accumulated other comprehensive loss in the Company's balance sheet at June 30, 2013 by $7.9 million. This out-of-period adjustment was considered immaterial to that quarter, and to the year ended December 31, 2013, and all prior periods, and was netted in the foreign currency translation pre-Separation line item in the table above.

Intangible Assets

        Intangible assets are primarily related to the acquisition of the Company by United Online in August 2008 and consist of the following (in thousands):

	December 31, 2013			December 31, 2012
	Gross Value	Accumulated Amortization	Net	Gross Value	Accumulated Amortization	Net
Complete technology	$41,959	$(41,761)	$198	$41,831	$(35,989)	$5,842
Customer contracts and relationships	106,409	(94,679)	11,730	106,027	(76,993)	29,034
Trademarks and trade names	160,340	(171)	160,169	159,479	(67)	159,412

Total	$308,708	$(136,611)	$172,097	$307,337	$(113,049)	$194,288

        The Company's trademarks and trade names are primarily indefinite-lived for which there is no associated amortization expense or accumulated amortization. At December 31, 2013 and 2012, such

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

indefinite-lived assets, after impairment and foreign currency translation adjustments, totaled $159.3 million and $158.5 million, respectively.

        Estimated future intangible assets amortization expense at December 31, 2013 was as follows (in thousands):

Year ending December 31, 2014	$11,748
Year ending December 31, 2015	341
Year ending December 31, 2016	145
Year ending December 31, 2017	104
Year ending December 31, 2018	103
Thereafter	342

Total	$12,783

        The Company elected to perform the one-step quantitative impairment test for its indefinite-lived intangible assets under ASC 350. Under the one-step quantitative impairment test, the fair values of indefinite-lived intangible assets are compared to their respective carrying amounts and, if the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to the excess. The quantitative indefinite-lived intangible assets impairment test as of October 1, 2013 resulted in the determination that the estimated fair values of the indefinite-lived intangible assets exceeded their carrying amounts. Accordingly, the Company did not record any impairment charges related to its indefinite-lived intangible assets in the year ended December 31, 2013.

7. FINANCING ARRANGEMENTS

2011 Credit Agreement

        On June 10, 2011, FTD Group, Inc. ("FTD Group"), a wholly-owned subsidiary of the Company, entered into a credit agreement (the "2011 Credit Agreement") with Wells Fargo Bank, National Association, as Administrative Agent for the lenders, to refinance its previously outstanding credit facility. The 2011 Credit Agreement provided FTD Group with a $315 million senior secured credit facility consisting of (i) a $265 million seven-year term loan (the "Term Loan") and (ii) a $50 million five-year revolving credit facility (the "Revolving Credit Facility"), and certain other financial accommodations, including letters of credit.

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

        During the year ended December 31, 2012, FTD Group made a voluntary debt prepayment of $17.0 million, which eliminated all future scheduled mandatory principal payments under the 2011 Credit Agreement. Commencing in 2013 for fiscal year 2012, subject to certain exceptions, FTD Group was required to make annual repayments of a portion of the Term Loan based on excess cash flow as

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FINANCING ARRANGEMENTS (Continued)

defined in the 2011 Credit Agreement. Such excess cash flow payment, which was paid in April 2013, totaled $10.9 million.

2013 Credit Agreement

        On July 17, 2013, FTD Companies, Inc. entered into a new credit agreement (the "2013 Credit Agreement") with Interflora British Unit, certain wholly-owned domestic subsidiaries of FTD Companies, Inc. party thereto as guarantors, the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of America, N.A., as administrative agent for the lenders, which provides for a $350 million five-year revolving credit facility. On July 17, 2013, FTD Companies, Inc. drew $220 million of the new $350 million revolving credit facility and used this, together with approximately $19 million of its existing cash balance, to repay its 2011 Credit Agreement in full and pay fees and expenses related to the 2013 Credit Agreement. The 2011 Credit Agreement was terminated in connection with this repayment.

        The obligations under the 2013 Credit Agreement are guaranteed by certain of FTD Companies, Inc.'s wholly-owned domestic subsidiaries (collectively, with FTD Companies, Inc., the "U.S. Loan Parties"). In addition, the obligations under the 2013 Credit Agreement are secured by a lien on substantially all of the assets of the U.S. Loan Parties, including a pledge of all of the outstanding capital stock of certain direct subsidiaries of the U.S. Loan Parties (except with respect to foreign subsidiaries and certain domestic subsidiaries whose assets consist primarily of foreign subsidiary equity interests, in which case such pledge is limited to 66% of the outstanding capital stock).

        The interest rate set forth in the 2013 Credit Agreement is either LIBOR plus a margin ranging from 1.50% per annum to 2.25% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.25% per annum, calculated according to the net leverage ratio of FTD Companies, Inc. and its subsidiaries. The initial base rate margin was 0.75% per annum and the initial LIBOR margin was 1.75% per annum. In addition, FTD Companies, Inc. pays a commitment fee ranging from 0.20% per annum to 0.35% per annum on the unused portion of the revolving credit facility. The interest rate (based on LIBOR) and commitment fee rate at December 31, 2013 were 2.00% and 0.25%, respectively. The 2013 Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, that, among other things, require FTD Companies, Inc. and its subsidiaries to maintain compliance with a maximum net leverage ratio and a minimum interest coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, and asset sales, and FTD Companies, Inc.'s and its subsidiaries' ability to incur additional debt and additional liens.

        Under the terms of the 2013 Credit Agreement, FTD Companies, Inc. was generally restricted from transferring funds and other assets to United Online prior to the Separation, with certain exceptions related to the reimbursement of certain expenses.

        The refinancing of the 2011 Credit Agreement was accounted for in accordance with ASC 470, Debt. A significant portion of the debt under the 2011 Credit Agreement was considered to be extinguished and the Company recorded a $2.3 million loss on the extinguishment of debt in interest

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FINANCING ARRANGEMENTS (Continued)

expense during the year ended December 31, 2013. The changes in the Company's debt balances, net of discounts, for the years ended December 31, 2013 and 2012 were as follows (in thousands):

	Balance at December 31, 2011	Draw Down of Debt	Repayments of Debt	Accretion of Discounts	Write-off of Discounts	Balance at December 31, 2012
2011 Credit Agreement, Term Loan	$261,124	$—	$(17,663)	$539	$—	$244,000

	Balance at December 31, 2012	Draw Down of Debt	Repayments of Debt	Accretion of Discounts	Write-off of Discounts	Balance at December 31, 2013
2011 Credit Agreement, Term Loan	$244,000	$—	$(246,013)	$281	$1,732	$—
2013 Credit Agreement	—	220,000	—	—	—	220,000

Total	$244,000	$220,000	$(246,013)	$281	$1,732	$220,000

        There are no scheduled mandatory debt payments under the 2013 Credit Agreement other than payment of the outstanding balance upon maturity in July 2018. Therefore, future minimum principal payments were as follows at December 31, 2013 (in thousands):

	Total Gross Debt	Year Ending December 31, 2018
2013 Credit Agreement	$220,000	$220,000

        At December 31, 2013, the remaining borrowing capacity under the 2013 Credit Agreement, which was reduced by $1.4 million in outstanding letters of credit, was $128.6 million.

8. DERIVATIVE INSTRUMENTS

        In March 2012, the Company entered into forward starting interest rate cap instruments based on 3-month LIBOR that are effective from January 2015 to June 2018 and have aggregated notional values totaling $130 million. The interest rate cap instruments are designated as cash flow hedges against expected future cash flows attributable to future 3-month LIBOR interest payments on a portion of the outstanding borrowings under the Company's credit agreements. The gains or losses on the instruments are reported in other comprehensive income to the extent that they are effective and will be reclassified into earnings when the expected future cash flows, beginning in January 2015 through June 2018 and attributable to future 3-month LIBOR interest payments, are recognized in earnings.

        The estimated fair values and notional values of outstanding derivative instruments at December 31, 2013 and 2012 were as follows (in thousands):

		Estimated Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
	Balance Sheet Location	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Derivative Assets:
Interest rate caps	Other assets	$1,244	$699	$130,000	$130,000
Derivative Liabilities:
Forward foreign currency exchange contracts	Accrued liabilities	$—	$38	$—	$1,860

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE INSTRUMENTS (Continued)

        The effect of derivatives on accumulated other comprehensive loss was as follows (in thousands):

	Changes in Gains (Losses) Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax
	Year Ended December 31,
	2013	2012	2011
Derivatives Designated as Cash Flow Hedging Instruments
Interest rate caps	$544	$(1,210)	$—
Derivatives Designated as Net Investment Hedging Instruments
Forward foreign currency exchange contracts	$101	$(189)	$207

        The effective portion, before tax effect, of the Company's interest rate caps designated as cash flow hedging instruments was $0.7 million and $1.2 million at December 31, 2013 and December 31, 2012, respectively, none of which was expected to be reclassified from accumulated other comprehensive loss into interest expense in the consolidated statements of operations within the next 12 months. There was no ineffectiveness related to the Company's forward foreign currency exchange contracts designated as net investment hedging instruments for the years ended December 31, 2013, 2012 and 2011.

9. FAIR VALUE MEASUREMENTS

        The following table presents information about financial assets and derivative instruments that were required to be measured at fair value on a recurring basis (in thousands):

	Estimated Fair Value			Estimated Fair Value
	December 31, 2013			December 31, 2012
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Money market funds	$46,736	$46,736	$—	$63,822	$63,822	$—
Derivative assets	1,244	—	1,244	699	—	699

Total	$47,980	$46,736	$1,244	$64,521	$63,822	$699

Liabilities:
Derivative liabilities	$—	$—	$—	$38	$—	$38

Total	$—	$—	$—	$38	$—	$38

        The Company estimated the fair value of its long-term debt using a discounted cash flow approach that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimated credit spread. At December 31, 2013, the Company estimated its credit spread as 2.0% for the long-term debt associated with the 2013 Credit Agreement, resulting in a yield-to-maturity estimate

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. FAIR VALUE MEASUREMENTS (Continued)

of 3.5%. At December 31, 2012, the Company estimated the fair value of its then outstanding long-term debt under the 2011 Credit Agreement based on an estimated credit rating of BB+/BB and a discount rate of 3.8%. The table below summarizes the estimated fair values for long-term debt (in thousands):

	December 31, 2013		December 31, 2012
		Estimated Fair Value		Estimated Fair Value
	Carrying Amount		Carrying Amount
		Level 2		Level 2
Long-term debt, net of discounts, including current portion	$220,000	$220,658	$244,000	$261,090

10. STOCKHOLDERS' EQUITY

Capital Stock

        Prior to November 1, 2013, FTD was a wholly-owned subsidiary of United Online. On November 1, 2013, United Online separated into two independent, publicly-traded companies: FTD Companies, Inc. and United Online, Inc. The Separation was consummated through a tax-free dividend involving the distribution of all shares of FTD Companies, Inc. common stock to United Online's stockholders.

        Immediately prior to the Separation, the authorized shares of FTD Companies, Inc. capital stock were increased from 10,000 to 65,000,000, divided into 60,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. The 10,000 shares of FTD common stock, par value $0.01 per share, that were previously issued and outstanding, were automatically reclassified as and became 18,583,927 shares of common stock. On November 1, 2013, United Online's net investment in FTD was re-designated as FTD stockholders' equity and allocated between common stock and additional paid-in-capital based on the number of shares of FTD common stock outstanding.

        At December 31, 2013, none of the 5,000,000 shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock. The Company's Board of Directors has the authority, without action by the Company's stockholders, to designate and issue the preferred stock in one or more series and to designate the rights, preferences, limitations and privileges of each series of preferred stock, which may be greater than the rights of the Company's common stock.

Dividends

        The Company has not paid any cash dividends on its common stock since the Separation on November 1, 2013.

Common Stock Repurchases

        On February 27, 2014, the Company's Board of Directors authorized a common stock repurchase plan that allows the Company to repurchase up to $50 million of its common stock from time to time

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

over a two-year period in both open market and privately negotiated transactions. As of February 28, 2014, the Company had not repurchased any shares under this plan.

        Shares withheld upon the vesting of restricted stock units or exercise of stock options to pay minimum statutory employee withholding taxes are considered common stock repurchases. Upon vesting of restricted stock units or exercise of stock options, the Company currently does not collect the minimum statutory withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest or stock options exercised the portion of those shares with a fair market value equal to the amount of the minimum statutory employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the minimum statutory withholding taxes in cash.

11. INCENTIVE COMPENSATION PLANS

FTD Companies, Inc. Incentive Compensation Plan

        The FTD Companies, Inc. Incentive Compensation Plan (the "2013 Plan"), which became effective upon the Separation, consists of three separate incentive compensation programs: (i) the discretionary grant program, (ii) the stock issuance program and (iii) the incentive bonus program, which authorize the granting of awards to employees and non-employee directors, including stock options, stock appreciation rights, restricted stock units ("RSUs") and other stock-based awards and cash incentive programs. Under the 2013 Plan, 1.6 million shares of the Company's common stock have been reserved for issuance of awards. At December 31, 2013, 0.6 million shares were available for issuance under the 2013 Plan.

United Online Stock-Based Compensation

        Prior to November 1, 2013, the Company's employees were generally eligible to participate in the stock-based compensation plans of United Online. Under these plans, certain employees of the Company received grants of RSUs and stock options for United Online common stock. Additionally, all eligible Company employees were provided the opportunity to participate in United Online's employee stock purchase plan.

Conversion of United Online Stock Options and Stock Unit Awards

        In connection with the Separation, under the terms of the Employee Matters Agreement, equity awards previously granted under the stock-based compensation plans of United Online, and outstanding at the Separation date, were adjusted and converted into new equity awards under the 2013 Plan as follows:

  •
  Employee stock options and RSUs were adjusted and converted into new equity awards for FTD common stock using a formula designed to preserve the intrinsic value and fair value of the awards immediately prior to the Separation. Such formula was based on the volume-weighted-average price for the three trading days immediately preceding and the three trading days immediately following the distribution date. Converted awards retained the same terms and conditions and vesting schedule, issuance dates and expiration dates as the original United Online awards. The conversion of stock options resulted in an immaterial (less than $0.1 million) modification of those RSUs and stock option awards under ASC 718, Compensation—Stock

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCENTIVE COMPENSATION PLANS (Continued)

    Compensation. Awards for 0.5 million shares of FTD common stock were issued under the 2013 Plan as a result of the conversion.

  •
  The United Online RSUs held by Mark R. Goldston and directors of United Online that were outstanding immediately prior to the Separation vested on November 1, 2013, subsequent to the Separation, and were settled (i) in the case of one-half of such RSUs, in United Online common stock; and (ii) in the case of the remaining one-half of such RSUs, in FTD common stock. The number of shares of United Online and FTD common stock was determined by utilizing the same conversion adjustment mechanisms used to convert the United Online stock options and RSUs noted above. As a result of the conversion, 42,634 shares of FTD common stock and options to purchase 0.2 million shares of FTD common stock were issued.

Stock-Based Compensation

        The following table summarizes the stock-based compensation, incurred under both the United Online stock-based compensation plans and the 2013 Plan, that has been included in the following line items within the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenues-products	$8	$43	$46
Cost of revenues-services	2	25	18
Sales and marketing	1,733	1,621	1,163
General and administrative	2,222	2,659	2,600

Total stock-based compensation	$3,965	$4,348	$3,827

Tax benefit recognized	$1,144	$988	$863

        For the periods prior to the Separation, allocated expenses from United Online include stock-based compensation of $0.9 million for the ten months ended October 31, 2013, and $0.8 million and $1.3 million for the years ended December 31, 2012 and 2011, respectively, for the employees of United Online whose cost of services were partially allocated to the Company. These costs are not reflected in the table above; however, these costs are included in general and administrative expenses in the consolidated statements of operations. For additional information related to costs allocated to the Company by United Online see Note 5—"Transactions with Related Parties."

Restricted Stock Units

        RSUs have been granted to certain employees of the Company and represent the right to receive unrestricted shares of common stock based on service. Compensation cost is recognized over the service period. The fair value of each grant is equal to the share price at the date of grant. Restricted stock units generally vest over a one- to four-year period under a variety of vesting schedules and are canceled upon termination of employment.

        In connection with the Separation, the Company entered into new employment agreements with certain executives which provided for the grant of (a) RSUs valued at $3.2 million and (b) a number of options to purchase Company stock equal to the number of RSUs granted. The number of shares

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCENTIVE COMPENSATION PLANS (Continued)

granted was based on the average closing price for the five trading days prior to the grant on November 8, 2013. RSUs and stock options for 0.1 million shares each were issued in relation to the grant. In addition on the same date, RSUs for 24,750 shares were granted to non-employee members of the Company's Board of Directors and to new members of the Company's management team.

        The following table summarizes activity for RSUs awarded to the Company's eligible employees for the year ended December 31, 2013 (all amounts related to shares outstanding or activity prior to the Separation have been adjusted to reflect the Separation):

	FTD Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2012	369	$21.94
Granted	390	$25.11
Vested	(205)	$22.39
Cancelled	(22)	$22.27

Nonvested at December 31, 2013	532	$24.08

        The weighted-average grant date fair value of RSUs granted to the Company's eligible employees during the years ended December 31, 2013, 2012 and 2011 was $25.11, $18.99 and $26.41, respectively, after giving effect to the conversion. The fair value of RSUs that vested during the years ended December 31, 2013, 2012 and 2011 was $5.5 million, $3.2 million and $2.7 million, respectively. At December 31, 2013, the intrinsic value of nonvested RSUs awarded to the Company's eligible employees was $17.3 million. At December 31, 2013, 0.5 million nonvested RSUs were expected to vest, with an intrinsic value totaling $16.1 million. At December 31, 2013, total unrecognized compensation cost related to nonvested RSUs, net of expected forfeitures, was $9.6 million and was expected to be recognized over a weighted-average period of 1.3 years.

Stock Option Awards

        Stock options are granted with an exercise price equal to the market value of the underlying stock on the grant date, and generally vest over a three- or four-year period under a variety of vesting schedules and are canceled upon termination of employment. Stock option grants expire after 10 years unless canceled earlier due to termination of employment. Upon the exercise of a stock option award, shares of FTD common stock are issued from authorized but unissued shares. All stock-based compensation to employees is required to be measured at fair value and expensed over the requisite service period. The Company recognizes compensation expense on awards on a straight-line basis over the requisite service period for the entire award.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCENTIVE COMPENSATION PLANS (Continued)

        The following table summarizes stock option activity for the year ended December 31, 2013 and stock options outstanding and exercisable at December 31, 2013 (all amounts related to shares outstanding or activity prior to the Separation have been adjusted to reflect the Separation):

	FTD Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding options at December 31, 2012	314	$27.18
Options granted	98	$31.04
Options exercised	(200)	$23.93

Outstanding options at December 31, 2013	212	$32.04	7.8	$727

Exercisable at December 31, 2013	82	$35.35	5.5	$384

Expected to vest at December 31, 2013	126	$29.90	9.2	$337

        United Online did not grant any stock options to Company employees during the years ended December 31, 2013 and 2012. FTD granted stock options for 0.1 million shares to Company employees during the period November 1, 2013 through December 31, 2013. The weighted-average grant date fair value of these stock options was $14.22. The weighted-average grant date fair value of United Online stock options granted to FTD employees by the Company's former parent, United Online, during the year ended December 31, 2011 was $7.35 after giving effect to the conversion. At December 31, 2013, total unrecognized compensation cost related to nonvested FTD stock options awarded to the Company's eligible employees, net of expected forfeitures, was $1.4 million and was expected to be recognized over a weighted-average period of 1.4 years. Cash received from the exercise of stock options was $4.8 million for the year ended December 31, 2013. The Company realized no tax benefits from stock options exercised in the year ended December 31, 2013. The total intrinsic value of stock options exercised during the year ended December 31, 2013 was $1.7 million. No stock options were exercised during the years ended December 31, 2012 and 2011.

        Prior to November 1, 2013, for stock-based compensation awards granted by the Company's former parent, United Online, stock-based compensation expense was determined using United Online's assumptions for volatility, dividend yield and expected term. For stock options granted by the Company, the fair value of stock options granted for the year ended December 31, 2013 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	FTD Assumptions	United Online Assumptions
	For the year ended December 31, 2013	For the year ended December 31, 2011
Risk-free interest rate	1.8%	2.69%
Expected term (in years)	6.0	6.0
Dividend yield	0%	5.7%
Expected volatility	46.2%	47.0%

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCENTIVE COMPENSATION PLANS (Continued)

        The table above summarizes the weighted average assumptions used by the Company to estimate the fair value of stock options at the grant date. United Online calculated expected volatility based on the historical volatility of United Online common stock. The Company utilized United Online's assumption for expected stock price volatility as no history for FTD stock exists yet and the Company represented a significant portion of United Online. The Company used the simplified method for estimating the expected term because the Company does not have adequate historical data to estimate expected term. The risk-free interest rate assumed by United Online and the Company in valuing stock options is based on the U.S. Treasury yield curve in effect at the time of the grant. United Online determined the expected dividend yield percentage by dividing the expected annual dividend by the closing market price of United Online common stock at the date of grant. The Company estimated the dividend yield as 0% as the Company does not currently intend to pay dividends.

Employee Stock Purchase Plans

        Prior to the Separation, United Online maintained the 2010 Employee Stock Purchase Plan, under which eligible employees could authorize payroll deductions of up to 15% of their compensation to purchase shares of United Online common stock on two purchase dates each year at a purchase price per share equal to 85% of the lower of (i) the closing market price per share of United Online common stock on the employee's entry date into the two-year offering period in which the purchase date occurs or (ii) the closing market price per share of United Online common stock on the purchase date. Each offering period generally has a 24-month duration and purchase intervals of six months.

        In connection with the Separation, on October 31, 2013, each outstanding stock purchase right under United Online's 2010 Employee Stock Purchase Plan automatically was exercised by applying the payroll deductions or other permitted contributions of each participant thereunder to the purchase of shares of United Online common stock at the purchase price per share in effect for that purchase interval. These purchased shares of United Online common stock were subject to a conversion adjustment mechanism similar to that described above related to other FTD equity awards.

        On September 30, 2013, the United Online Board of Directors approved the FTD Employee Stock Purchase Plan (the "FTD ESPP"). U.S. employees of the Company began participating in this plan in January 2014.

        The fair value of the United Online employee stock purchase plan shares was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	United Online Assumptions
	For the Period
		For the Year Ended
	January 1, 2013 through October 31, 2013
		2012	2011
Risk-free interest rate	0.2%	0.2%	0.4%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Dividend yield	7.6%	7.6%	6.7%
Volatility	37.4%	37.4%	46.6%

        For the periods prior to the Separation, the assumptions presented in the table above represent the weighted average assumptions used by the Company's former parent, United Online, to value the employee stock purchase plan shares. United Online calculated expected volatility based on the

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCENTIVE COMPENSATION PLANS (Continued)

historical volatility of United Online common stock. The expected term represents the amount of time remaining in the 24-month offering period. The risk-free interest rate assumed in valuing the United Online employee stock purchase plan shares is based on the U.S. Treasury yield curve in effect at the time of grant. United Online determined the expected dividend yield percentage by dividing the expected annual dividend by the closing market price of United Online common stock at the date of grant.

        For each of the years ended December 31, 2013, 2012 and 2011, the Company recognized $0.1 million, $0.4 million, and $0.4 million, respectively, of stock-based compensation related to the United Online employee stock purchase plans.

12. INCOME TAXES

        Through October 31, 2013, the Company was included in the consolidated U.S. federal income tax return of United Online, as well as certain state tax returns where United Online files on a combined basis. In addition, the Company files tax returns as a separate company in various local and state jurisdictions, the U.K. and certain other foreign jurisdictions. The provision for income taxes has been computed under the separate return method, in accordance with ASC 740. Prior to the Separation, current income tax liabilities were settled with United Online through intercompany cash transfers.

        As part of the Separation, FTD entered into a Tax Sharing Agreement with United Online, which governs United Online and FTD's rights, responsibilities and obligations after the Separation with respect to the payment of taxes, including any taxes that may be imposed that arise from the failure of the distribution to qualify as tax-free for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code and sets forth the respective obligations among the Company and United Online with respect to the preparation and filing of tax returns, the administration of tax audits and disputes and other tax matters. In 2013, the Company paid $13.2 million to United Online in respect of U.S. federal and state income tax amounts due for the 2013 period prior to the Separation.

        The Company recorded an income tax payable of $8.0 million at December 31, 2012 related to amounts to be settled with United Online for U.S. federal and state income tax returns. In February 2013, the income tax payable was paid to United Online in respect of tax payments made by United Online on the Company's behalf.

        Income before income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic	$14,608	$23,206	$10,179
Foreign	8,166	8,798	11,134

Income before income taxes	$22,774	$32,004	$21,313

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The provision for income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$13,088	$15,486	$8,444
State	1,872	3,060	3,277
Foreign	2,432	2,882	3,877

	17,392	21,428	15,598

Deferred:
Federal	(5,088)	(7,286)	(5,048)
State	83	(1,379)	(2,700)
Foreign	(2,115)	(1,933)	(2,258)

	(7,120)	(10,598)	(10,006)

Provision for income taxes	$10,272	$10,830	$5,592

        The provision for income taxes reconciled to the amount computed by applying the statutory federal rate to income before taxes as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Federal taxes at statutory rate of 35%	$7,971	$11,201	$7,459
State income taxes, net	824	1,093	575
Effects of foreign income	(2,262)	(2,271)	(2,268)
Foreign distribution	3,038	3,280	4,075
Foreign tax credit	(2,355)	(2,511)	(2,608)
Deferred tax adjustment—U.K. statutory rate reduction	(1,434)	(1,026)	(1,093)
Deferred tax adjustment—statutory state rate change	589	—	(1,113)
Transaction-related costs	3,706	—	—
Other items, net	195	1,064	565

Provision for income taxes	$10,272	$10,830	$5,592

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The significant components of net deferred tax balances were as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss and foreign tax credit carryforwards	$3,741	$8,287
Allowances and reserves	5,242	5,374
Other, net	4,912	5,028

Total gross deferred tax assets	13,895	18,689

Less: valuation allowance	(3,612)	(7,985)

Total deferred tax assets, net of valuation allowance	10,283	10,704

Deferred tax liabilities:
Amortization of intangible assets	(55,027)	(62,330)
Depreciation and amortization	(4,503)	(5,342)
Other, net	(1,217)	—

Total deferred tax liabilities	(60,747)	(67,672)

Net deferred tax liabilities	$(50,464)	$(56,968)

Current deferred tax assets, net	$5,359	$5,882
Noncurrent deferred tax liabilities, net	(55,823)	(62,850)

Net deferred tax liabilities	$(50,464)	$(56,968)

        The Company had a valuation allowance of $3.6 million and $8.0 million at December 31, 2013 and 2012, respectively, to reduce deferred tax assets to an amount that is more likely than not to be realized in future periods. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence. The valuation allowance relates to foreign tax credits. During the year ended December 31, 2013, the Company reduced the amount of foreign tax credit carryforward and the related valuation allowance by $3.3 million as a result of the allocation of a portion of both, in equal amounts, to United Online in connection with the Separation. In addition, the Company utilized $1.1 million of foreign tax credit carryforwards and the corresponding valuation allowance was reduced. The Company has foreign tax credit carryforwards which begin to expire in 2015.

        At December 31, 2013, 2012 and 2011, the Company had gross unrecognized tax benefits totaling $0.6 million, $0.5 million and $0.3 million, respectively, of which $0.6 million, $0.4 million and $0.3 million, respectively, would have an impact on the Company's effective income tax rate, if recognized. A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (before federal impact of state items), excluding interest and penalties, was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Beginning balance	$527	$252	$588
Additions for prior year tax positions	93	390	—
Reductions due to lapse in statutes of limitations	—	(115)	(336)

Ending balance	$620	$527	$252

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The Company is currently under audit by the Internal Revenue Service ("IRS") and certain state, local and foreign tax authorities. The examinations are in varying stages of completion. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, case law developments and closing of statutes of limitations. Such adjustments are reflected in the provision for income taxes, as appropriate. Tax years prior to 2009 are generally not subject to examination by the IRS except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. With few exceptions, the Company is not subject to state or local examinations for years prior to 2008. In the U.K., tax years 2010 and prior are closed to audit due to the expiration of the statute of limitations. The Company is generally not able to reliably estimate the ultimate settlement amounts until the close of the audit. While the Company does not expect material changes, it is possible that the amount of unrecognized benefit with respect to its uncertain tax positions could significantly increase or decrease within the next 12 months related to the Company's ongoing audits. At this time, the Company is unable to make a reasonable estimate of the range of impact on the balance of uncertain tax positions or the impact on the effective income tax rate related to such positions.

        The Company had immaterial amounts accrued for interest and penalties relating to uncertain tax positions at December 31, 2013 and 2012, respectively, all of which is included in income taxes payable. The Company recognized immaterial amounts of net interest and penalties relating to uncertain tax positions for the years ended December 31, 2013, 2012 and 2011, respectively.

13. EARNINGS PER SHARE

        Certain of the Company's RSUs are considered participating securities because they contain a non-forfeitable right to dividends irrespective of whether dividends are actually declared or paid or the awards ultimately vest. Accordingly, the Company computes earnings per share pursuant to the two-class method in accordance with ASC 260, Earnings Per Share.

        The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income	$12,502	$21,174	$15,721
Income allocated to participating securities	—	—	—

Net income attributable to common stockholders	$12,502	$21,174	$15,721

Denominator:
Basic average common shares outstanding	18,640	18,584	18,584

Add: Dilutive effect of non-participating securities	19	—	—

Diluted average common shares outstanding	18,659	18,584	18,584

Basic earnings per common share	$0.67	$1.14	$0.85

Diluted earnings per common share	$0.67	$1.14	$0.85

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. EARNINGS PER SHARE (Continued)

        Immediately prior to the Separation, the authorized shares of FTD Companies, Inc. capital stock were increased from 10,000 to 65,000,000, divided into 60,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. The 10,000 shares of FTD common stock, par value $0.01 per share, that were previously issued and outstanding were automatically reclassified as and became 18,583,927 shares of common stock, par value $0.0001 per share. In connection with the Separation, on November 1, 2013, holders of United Online common stock received one share of FTD common stock for every five shares of United Online common stock held on October 10, 2013, the record date. The same number of shares was used to calculate basic and diluted earnings per share for periods prior to the Separation since no FTD stock-based awards were outstanding prior to the Separation.

        The diluted earnings per common share computations exclude stock options and RSUs which are antidilutive. Weighted-average antidilutive shares for the year ended December 31, 2013 were less than 0.1 million.

14. RESTRUCTURING AND OTHER EXIT COSTS

        Restructuring and other exit costs were as follows (in thousands):

	Concession Closure Costs	Employee Termination Costs	Total
Accrued restructuring and other exit costs as of December 31, 2011	$—	$472	$472
Cash paid for restructuring and other exit costs	—	(472)	(472)

Accrued restructuring and other exit costs as of December 31, 2012	—	—	—

Restructuring and other exit costs	166	—	166
Cash paid for restructuring and other exit costs	—	—	—

Accrued restructuring and other exit costs as of December 31, 2013	$166	$—	$166

        During the year ended December 31, 2013, the Company recorded $0.2 million of restructuring and other exit costs related to the closure of three concession stands located within various garden centers in the U.K. During the year ended December 31, 2011, the Company recorded $0.9 million of restructuring and other exit costs related to employee termination costs in connection with reductions in headcount.

15. COMMITMENTS AND CONTINGENCIES

Leases

        Future minimum lease payments at December 31, 2013 under non-cancelable operating leases with initial lease terms in excess of one year were as follows (in thousands):

		Year Ending December 31,
	Total	2014	2015	2016	2017	2018
Operating leases	$5,161	$2,060	$1,528	$1,111	$267	$195

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

        The Company leases certain office space, data centers, vehicles, and office equipment under operating leases expiring at various periods through 2018. Certain of the Company's operating leases include rent holidays, as well as rent escalation provisions. The Company records rent expense on a straight-line basis over the lease term. Rent expense under operating leases for the years ended December 31, 2013, 2012 and 2011 was $2.2 million, $2.1 million and $2.0 million, respectively.

Letters of Credit

        Standby letters of credit are maintained by FTD to secure credit card processing activity and certain inventory purchases. The Company had $1.4 million of commitments under letters of credit at December 31, 2013 which were scheduled to expire within one year.

Other Commitments

        In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, sureties and insurance companies, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company's breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. FTD has entered into indemnification agreements with its current and former directors and certain of its officers and employees that require FTD, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. In addition, FTD has also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. Subsequent to the Separation, FTD maintains director and officer insurance, which may, in certain circumstances, cover specified liabilities, including those arising from its obligation to indemnify its current and former directors, certain of its officers and employees, and certain former officers, directors and employees of acquired companies.

        It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

Legal Matters

        In March 2012, Hope Kelm, Barbara Timmcke, Regina Warfel, Brett Reilly, Juan M. Restrepo, and Jennie H. Pham filed a purported class action complaint (the "Kelm Class Action") in United States District Court, District of Connecticut, against the following defendants: (i) Chase Bank USA, N.A., Bank of America, N.A., Capital One Financial Corporation, Citigroup, Inc., and Citibank, N.A. (collectively, the "Credit Card Company Defendants"); (ii) 1-800-Flowers.com, Inc., United Online, Inc., Memory Lane, Inc., Classmates International, Inc., FTD Group, Inc., Days Inns Worldwide, Inc., Wyndham Worldwide Corporation, PeopleFindersPro, Inc., Beckett Media LLC, Buy.com, Inc., Rakuten USA, Inc., IAC/InterActiveCorp, and Shoebuy.com, Inc. (collectively, the "E-Merchant Defendants"); and (iii) Trilegiant Corporation, Inc. ("Trilegiant"), Affinion Group, LLC ("Affinion"), and Apollo Global Management, LLC ("Apollo"). The complaint alleges (1) violations of the Racketeer Influenced Corrupt Organizations Act ("RICO") by all defendants, and aiding and abetting violations of such act by the Credit Card Company Defendants; (2) aiding and abetting

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

violations of federal mail fraud, wire fraud and bank fraud statutes by the Credit Card Company Defendants; (3) violations of the Electronic Communications Privacy Act ("ECPA") by Trilegiant, Affinion and the E- Merchant Defendants, and aiding and abetting violations of such act by the Credit Card Company Defendants; (4) violations of the Connecticut Unfair Trade Practices Act by Trilegiant, Affinion, Apollo, and the E-Merchant Defendants, and aiding and abetting violations of such act by the Credit Card Company Defendants; (5) violation of California Business and Professions Code section 17602 by Trilegiant, Affinion, Apollo, and the E-Merchant Defendants; and (6) unjust enrichment by all defendants. The plaintiffs seek class certification, restitution and disgorgement of all amounts wrongfully charged to and received from plaintiffs, damages, treble damages, punitive damages, preliminary and permanent injunctive relief, attorneys' fees, costs of suit, and pre- and post-judgment interest on any amounts awarded.

        In March 2012, Debra Miller and William Thompson filed a purported class action complaint (the "Miller Class Action") in United States District Court, District of Connecticut, against the following defendants: (i) Trilegiant, Affinion, Apollo, Vertrue, Inc., Webloyalty.com, Inc., and Adaptive Marketing, LLC (collectively, the "Membership Companies"); (ii) 1- 800-Flowers.com, Inc., Beckett Media LLC, Buy.com, Inc., Classmates International, Inc., Days Inn Worldwide, Inc., FTD Group, Inc., IAC/Interactivecorp, Inc., Memory Lane, Inc., Peoplefinderspro, Inc., Rakuten USA, Inc., Shoebuy.com, Inc., United Online, Inc., Wells Fargo & Company, and Wyndham Worldwide Corporation (collectively, the "Marketing Companies"); and (iii) Bank of America, N.A., Capital One Financial Corporation, Chase Bank USA, N.A., and Citibank, N.A. (collectively, the "Credit Card Companies"). The complaint alleges (1) violations of RICO by all defendants, and aiding and abetting violations of such act by the Credit Card Companies; (2) aiding and abetting violations of federal mail fraud, wire fraud and bank fraud statutes by the Credit Card Companies; (3) violations of the ECPA by the Membership Companies and the Marketing Companies, and aiding and abetting violations of such act by the Credit Card Companies; (4) violations of the Connecticut Unfair Trade Practices Act by the Membership Companies and the Marketing Companies, and aiding and abetting violations of such act by the Credit Card Companies; (5) violation of California Business and Professions Code section 17602 by the Membership Companies and the Marketing Companies; and (6) unjust enrichment by all defendants. The plaintiffs seek class certification, restitution and disgorgement of all amounts wrongfully charged to and received from the plaintiffs, damages, treble damages, punitive damages, preliminary and permanent injunctive relief, attorneys' fees, costs of suit, and pre- and post- judgment interest on any amounts awarded.

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

        In addition, in December 2012, David Frank filed a purported class action complaint (the "Frank Class Action") in United States District Court, District of Connecticut, against the following defendants: Trilegiant, Affinion, Apollo (collectively, the "Frank Membership Companies"); 1-800- Flowers.com, Inc., Beckett Media LLC, Buy.com, Inc., Classmates International, Inc., Days Inn Worldwide, Inc., FTD Group, Inc., Hotwire, Inc., IAC/Interactivecorp, Inc., Memory Lane, Inc., Orbitz

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

Worldwide, LLC, PeopleFindersPro, Inc., Priceline.com, Inc., Shoebuy.com, Inc., TigerDirect, Inc., United Online, Inc., and Wyndham Worldwide Corporation (collectively, the "Frank Marketing Companies"); Bank of America, N.A., Capital One Financial Corporation, Chase Bank USA, N.A., Chase Paymentech Solutions, LLC, Citibank, N.A., Citigroup, Inc., and Wells Fargo Bank, N.A. (collectively, the "Frank Credit Card Companies"). The complaint alleges (1) violations of RICO by all defendants; (2) aiding and abetting violations of such act by the Frank Credit Card Companies; (3) aiding and abetting commissions of mail fraud, wire fraud and bank fraud by the Frank Credit Card Companies; (4) violation of the ECPA by the Frank Membership Companies and the Frank Marketing Companies, and aiding and abetting violations of such act by the Frank Credit Card Companies; (5) violations of the Connecticut Unfair Trade Practices Act by the Frank Membership Companies and the Frank Marketing Companies, and aiding and abetting violations of such act by the Frank Credit Card Companies; (6) violation of California Business and Professions Code section 17602 by the Frank Membership Companies and the Frank Marketing Companies; and (7) unjust enrichment by all defendants. The plaintiff seeks class certification, restitution and disgorgement of all amounts wrongfully charged to and received from plaintiff, damages, treble damages, punitive damages, preliminary and permanent injunctive relief, attorneys' fees, costs of suit, and pre- and post-judgment interest on any amounts awarded. On January 23, 2013, the plaintiff moved to consolidate the Frank Class Action with the In re Trilegiant Corporation, Inc. action. In response, the court ordered the plaintiff to show cause as to why, among other things, the plaintiff should be afforded named plaintiff status. The plaintiff filed his response to the order to show cause on February 15, 2013. The court has not yet ruled upon the request for consolidation or the order to show cause.

        In 2010, FTD.COM and Classmates, Inc. (a wholly-owned subsidiary of United Online) received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that consists of the Attorneys General for the following states: Alabama, Alaska, Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, Nebraska, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, Texas, Vermont, and Washington. The primary focus of the inquiry concerns certain post-transaction sales practices in which these companies previously engaged with certain third-party vendors. In the second quarter of 2012, FTD.COM and Classmates, Inc. received an offer of settlement from the Multistate Work Group consisting of certain injunctive relief and the consideration of two areas of monetary relief: (1) restitution to consumers and (2) a $20 million payment by these companies for the violations alleged by the Multistate Work Group and to reimburse the Multistate Work Group for its investigation costs. FTD.COM and Classmates, Inc. rejected the Multistate Work Group's offer. FTD.COM and Classmates, Inc. have since had ongoing discussions with the Multistate Work Group regarding the non-monetary aspects of a negotiated resolution. In December 2013, FTD.COM and Classmates, Inc. proposed to the Multistate Work Group to resolve the matter without admitting liability by making a settlement payment of $2.2 million. On February 11, 2014, the Multistate Work Group responded to the companies' offer of $2.2 million with a counter offer of $17.5 million and restitution by Classmates, Inc. to a group of purchasers of its subscription services. FTD.COM and Classmates, Inc. rejected the Multistate Work Group's counter offer. While the companies anticipate that settlement discussions will be ongoing, there can be no assurances as to the terms on which the companies and the Multistate Work Group may agree to settle this matter, or that any settlement of this matter may be reached. If no settlement is reached, certain Attorneys General of the Multistate Work Group may file litigation against FTD.COM and Classmates, Inc. and, in the event of litigation, FTD.COM intends to vigorously defend itself.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

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

        In December 2008, Interflora, Inc. (in which the Company has a two thirds ownership interest) and Interflora issued proceedings against Marks and Spencer plc ("Marks and Spencer") seeking injunctive relief, damages, interest, and costs in an action claiming infringement of U.K. trademark registration number 1329840 and European Community trademark registration number 909838, both for the word "Interflora". Marks and Spencer did not make a counterclaim. In July 2009, the High Court of Justice of England and Wales (the "High Court"), referred certain questions to the Court of Justice of European Union ("CJEU") for a preliminary ruling. In September 2011, the CJEU handed down its judgment on the questions referred by the High Court. In February 2012, the High Court scheduled the trial for April 2013. In September 2012, Interflora executed an indemnity agreement by which Interflora agreed to indemnify Interflora, Inc. against all losses and expenses arising out of this action which Interflora, Inc. may incur after July 10, 2012. The trial in this matter concluded in April 2013. In May 2013, the High Court ruled that Marks and Spencer infringed the Interflora trademarks. In June 2013, the High Court issued an injunction prohibiting Marks and Spencer from infringing the Interflora trademarks in specified jurisdictions and ordered Marks and Spencer to provide certain disclosures in order for damages to be quantified. The High Court granted Marks and Spencer permission to appeal the ruling. Marks and Spencer has submitted its appeal on the grounds for which permission was granted by the High Court, and is further seeking permission to appeal on additional grounds. The application for permission to appeal on additional grounds will be considered by the Court of Appeal at a hearing scheduled to commence on July 7, 2014, at which hearing the Court of Appeal will continue to hear the full appeal based both on those grounds on which permission has already been granted and such additional grounds as the Court of Appeal allows on the first day of the hearing.

        The Separation and Distribution Agreement which was executed between FTD and United Online in connection with the Separation provides United Online with the right to control the litigation and settlement of certain litigation matters that relate to United Online, its predecessors and its consolidated subsidiaries and the Company, its predecessors and its consolidated subsidiaries and which were asserted before the Separation, as well as specified litigation matters which are asserted after the Separation. These matters include the ongoing matters relating to the Company's former post-transaction sales practices or other current or former business practices described above. The Separation and Distribution Agreement also provides for the allocation of liabilities and expenses between United Online and the Company with respect to these matters. It also establishes procedures with respect to claims subject to indemnification, insurance claims and related matters. The Company and United Online may not prevail in existing or future claims and any judgments against the Company, or settlement or resolution of such claims may involve the payment of significant sums, including damages, fines, penalties, or assessments, or changes to the Company's business practices.

        The Company records a liability when it believes that it is both probable that a loss will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

damages sought are indeterminate, (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At December 31, 2013, the Company had reserves totaling $0.8 million for estimated losses related to certain of the matters noted above. With respect to the other legal matters described above, the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

16. SUPPLEMENTAL CASH FLOW INFORMATION

        The following table sets forth supplemental cash flow disclosures (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash paid for interest	$7,920	$12,942	$19,012
Cash paid for income taxes, net	$25,285	$12,720	$16,699

        At December 31, 2013, non-cash investing items included $0.2 million of property and equipment and $0.3 million prepaid expenses that were not yet paid for and were included in accounts payable in the Company's consolidated balance sheet.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Year ended December 31, 2013:
Revenues	$190,283	$164,279	$118,527	$154,254
Operating income	$17,224	$11,934	$2,444	$2,064
Net income	$9,306	$5,469	$180	$(2,453)
Basic earnings per common share(a)	$0.50	$0.29	$0.01	$(0.13)
Diluted earnings per common share(a)	$0.50	$0.29	$0.01	$(0.13)

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Year ended December 31, 2012:
Revenues	$176,447	$167,527	$116,362	$153,178
Operating income	$14,636	$13,153	$4,571	$11,829
Net income	$7,854	$6,262	$1,509	$5,549
Basic earnings per common share(a)	$0.42	$0.34	$0.08	$0.30
Diluted earnings per common share(a)	$0.42	$0.34	$0.08	$0.30

(a)
On October 31, 2013, the 10,000 shares of the Company's common stock, par value $0.01 per share, issued and outstanding immediately prior to the Separation were automatically reclassified as and became 18,583,927 shares of common stock, par value $0.0001 per share. The same number of shares was used to calculate basic and diluted earnings per share for periods prior to the Separation since no FTD stock-based awards were outstanding prior to the Separation.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FTD COMPANIES, INC.

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Charged to Other Accounts	Write-offs	Balance at End of Period
Allowance for doubtful accounts and sales allowances:
Year ended December 31, 2013	$9,509	$1,548	$113	$(2,413)	$8,757
Year ended December 31, 2012	$8,565	$2,198	$466	$(1,720)	$9,509
Year ended December 31, 2011	$7,635	$2,152	$48	$(1,270)	$8,565

	Balance at Beginning of Period	Tax Valuation Allowance Charged (Credited) to Income Tax Provision	Charged to Other Accounts	Balance at End of Period
Valuation allowance for deferred tax assets:
Year ended December 31, 2013	$7,985	$(4,373)	$—	$3,612
Year ended December 31, 2012	$6,743	$1,242	$—	$7,985
Year ended December 31, 2011	$4,706	$2,037	$—	$6,743