Form 10-Q
period 2014-03-31
FTD Companies, Inc.
filed 2014-05-09
CIK 1575360

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        There were 18,934,505 shares of the Registrant's common stock outstanding at May 1, 2014.

FTD COMPANIES, INC.
INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2014

        In this document, references to "FTD," the "Company," "we," "us," and "our" refer to FTD Companies, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about our strategies; the anticipated benefits of our separation from United Online, Inc.; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness and invest in initiatives; our products and services; pricing; marketing plans; competition; settlement of legal matters; and the impact of accounting changes and other pronouncements. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC"), as updated from time to time in our subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$61,326	$48,162
Accounts receivable, net of allowances of $9,076 and $8,757 at March 31, 2014 and December 31, 2013, respectively	32,604	25,493
Inventories	6,221	8,451
Deferred tax assets, net	6,686	5,359
Prepaid expenses	6,686	7,898

Total current assets	113,523	95,363
Property and equipment, net	31,586	32,254
Intangible assets, net	167,996	172,097
Goodwill	341,562	340,940
Other assets	14,333	14,610

Total assets	$669,000	$655,264

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$48,166	$53,266
Accrued liabilities	17,203	14,908
Accrued compensation	9,180	9,922
Deferred revenue	8,340	6,363
Income taxes payable	7,264	1,674

Total current liabilities	90,153	86,133
Long-term debt	220,000	220,000
Deferred tax liabilities, net	55,158	55,823
Other liabilities	2,704	2,786

Total liabilities	368,015	364,742

Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, 5,000,000 shares, par value $0.0001, authorized; no shares issued and outstanding	—	—
Common stock, 60,000,000 shares, par value $0.0001, authorized; 18,922,398 and 18,829,454 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	305,148	304,870
Retained earnings	13,497	3,877
Accumulated other comprehensive loss	(17,662)	(18,227)

Total stockholders' equity	300,985	290,522

Total liabilities and stockholders' equity	$669,000	$655,264

The accompanying notes are an integral part of these
condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Quarter Ended March 31,
	2014	2013
Revenues:
Products	$153,172	$153,202
Services	36,681	37,081

Total revenues	189,853	190,283
Operating expenses:
Cost of revenues—products	118,353	117,276
Cost of revenues—services	5,136	4,974
Sales and marketing	30,528	30,287
General and administrative	15,898	14,115
Amortization of intangible assets	4,412	6,407

Total operating expenses	174,327	173,059

Operating income	15,526	17,224
Interest income	148	169
Interest expense	(1,386)	(3,192)
Other income, net	386	158

Income before income taxes	14,674	14,359
Provision for income taxes	5,054	5,053

Net income	$9,620	$9,306

Earnings per common share:
Basic earnings per share	$0.50	$0.50

Diluted earnings per share	$0.50	$0.50

The accompanying notes are an integral part of these
condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Quarter Ended March 31,
	2014	2013
Net Income	$9,620	$9,306
Other comprehensive income (loss):
Foreign currency translation	793	(11,870)
Cash flow hedges:
Changes in net gains (losses) on derivatives, net of tax of $(146) and $7 for the quarters ended March 31, 2014 and 2013, respectively	(228)	11
Other hedges:
Changes in net gain on derivatives, net of tax of $49 for the quarter ended March 31, 2013	—	77

Other comprehensive income (loss)	565	(11,782)

Comprehensive income (loss)	$10,185	$(2,476)

The accompanying notes are an integral part of these
condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited, in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2013	18,829	$2	$304,870	$3,877	$(18,227)	$290,522
Net income	—	—	—	9,620	—	9,620
Other comprehensive income	—	—	—	—	565	565
Stock-based compensation	—	—	1,662	—	—	1,662
Tax benefits from equity awards	—	—	327	—	—	327
Vesting of restricted stock units	93	—	—	—	—	—
Repurchases of common stock	—	—	(1,711)	—	—	(1,711)

Balance at March 31, 2014	18,922	$2	$305,148	$13,497	$(17,662)	$300,985

The accompanying notes are an integral part of these
condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Quarter Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$9,620	$9,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,927	8,653
Stock-based compensation	1,662	1,076
Provision for doubtful accounts receivable	358	390
Accretion of discounts and amortization of deferred financing and debt issue costs	193	188
Non-cash allocations from parent company, net	—	386
Deferred taxes, net	(1,908)	(1,999)
Excess tax benefits from equity awards	(327)	—
Other, net	(6)	64
Changes in operating assets and liabilities:
Accounts receivable, net	(7,428)	(4,534)
Inventories	2,235	2,404
Other assets	1,130	239
Accounts payable and accrued liabilities	(4,732)	(7,113)
Deferred revenue	1,965	936
Income taxes payable	5,910	(979)
Intercompany payable to United Online, Inc.	—	(993)
Other liabilities	(84)	(36)

Net cash provided by operating activities	15,515	7,988

Cash flows from investing activities:
Purchases of property and equipment	(1,498)	(2,060)
Proceeds from sales of investments	—	46

Net cash used for investing activities	(1,498)	(2,014)

Cash flows from financing activities:
Repurchases of common stock	(1,167)	—
Excess tax benefits from equity awards	327	—
Dividends paid to United Online, Inc.	—	(2,853)

Net cash used for financing activities	(840)	(2,853)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(13)	(808)
Change in cash and cash equivalents	13,164	2,313
Cash and cash equivalents, beginning of period	48,162	67,347

Cash and cash equivalents, end of period	$61,326	$69,660

The accompanying notes are an integral part of these
condensed consolidated financial statements.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

        FTD Companies, Inc. (together with its subsidiaries, "FTD" or the "Company"), a Delaware corporation, through its operating subsidiaries, is a leading provider of floral, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions primarily in the United States ("U.S."), Canada, the United Kingdom ("U.K."), and the Republic of Ireland. The business uses the highly-recognized FTD® and Interflora® brands, both supported by the iconic Mercury Man logo. While the Company operates primarily in the U.S., Canada, the U.K., and the Republic of Ireland, the Company has worldwide presence as its Mercury Man logo is displayed in nearly 40,000 floral shops in 150 countries. The Company's portfolio of brands also includes Flying Flowers, Flowers Direct, and Drake Algar in the U.K. FTD does not currently own or operate any retail locations, with the exception of one retail shop and several concession stands located in the U.K. While floral arrangements and plants are FTD's primary offerings, the Company also markets and sells gift items, including jewelry, chocolate dip delights™ and other sweets, gift baskets, wine and champagne, fruit, and spa products.

        FTD Group, Inc. ("FTD Group") is a wholly-owned subsidiary of FTD Companies, Inc. and has as its principal operating subsidiaries, Florists' Transworld Delivery, Inc., FTD.COM Inc. ("FTD.COM"), and Interflora British Unit ("Interflora"). The operations of the Company include those of its subsidiary, Interflora, Inc., of which one-third is owned by an outside third party. The minority interest related to Interflora, Inc. is not material for separate presentation. The Company's corporate headquarters is located in Downers Grove, Illinois. The Company also maintains offices in Centerbrook, Connecticut; Medford, Oregon; Sleaford, England; Quebec, Canada; and Hyderabad, India.

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

Basis of Presentation

        These interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), including those for interim financial information, and with the instructions for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (the "SEC"). Accordingly, such financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements. Significant intercompany accounts and transactions, other than those with the Company's former parent, United Online, have been eliminated in consolidation. The

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial position and operating results for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for any future periods. The condensed consolidated balance sheet information at December 31, 2013, was derived from the Company's audited consolidated financial statements, included in the Company's Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 2013, but does not include all of the disclosures required by GAAP.

        The condensed consolidated financial statements reflect the historical financial position, results of operations, and cash flows of the Company. The condensed consolidated financial statements for the period prior to the Separation include expense allocations for certain corporate functions performed by United Online. Management believes the assumptions underlying such financial statements, including the assumptions regarding the allocation of corporate expenses from United Online, are reasonable. Nevertheless, the condensed consolidated financial statements may not reflect the Company's consolidated financial position, results of operations, and cash flows, had the Company been a stand-alone company prior to the Separation. For additional information related to costs allocated to the Company by United Online and the settlement of such costs, see Note 4—"Transactions with Related Parties." Actual costs that would have been incurred if the Company had been a stand-alone company prior to the Separation, would depend on multiple factors, including organizational structures and strategic decisions made in various areas, including information technology and infrastructure.

        The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make accounting policy elections, estimates, and assumptions that affect a number of reported amounts and related disclosures in the condensed consolidated financial statements. Management bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results could differ from those estimates and assumptions. The most significant areas of the condensed consolidated financial statements that require management's judgment include the Company's revenue recognition, goodwill, indefinite-lived intangible assets and other long-lived assets, allowance for doubtful accounts, income taxes, software capitalization, and legal contingencies.

        These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2013.

"Emerging Growth Company" Reporting Requirements

        The Company qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act. As an "emerging growth company," the Company has elected to take advantage of the extended transition period for complying with new or revised accounting standards until such standards are also applicable to private companies. As a result of this election, the Company's consolidated financial statements may not be comparable to companies that comply with non-emerging growth companies' effective dates for such new or revised standards.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Accounting Policies

        Refer to the Company's audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2013, for a discussion of the Company's accounting policies.

Recent Accounting Pronouncements

        In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013- 02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, as codified in Accounting Standards Codification ("ASC") 220, Comprehensive Income. The amendments in this update require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This ASU became effective prospectively for reporting periods beginning after December 15, 2013. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

2. SEGMENT INFORMATION

        Prior to the Separation, the Company reported its business in one operating and reportable segment. Effective with the management changes that occurred in conjunction with the Separation, the

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. SEGMENT INFORMATION (Continued)

Company began reporting its business in three operating and reportable segments: Consumer, Florist and International. The segment reporting for all periods presented reflects these reportable segments.

        Below is a reconciliation of segment revenues to consolidated revenues (in thousands):

	Quarter Ended March 31,
	2014	2013
Products revenues:
Consumer	$87,616	$93,012
Florist	16,275	16,912
International	54,067	48,452

Segment products revenues	$157,958	$158,376
Services revenues:
Florist	$29,835	$30,626
International	6,930	6,530

Segment services revenues	36,765	$37,156
Intersegment eliminations	(4,870)	(5,249)

Consolidated revenues	$189,853	$190,283

        Intersegment revenues represent amounts charged from one segment to the other for services provided based on order volume at a set rate per order. Intersegment revenues by segment were as follows (in thousands):

	Quarter Ended March 31,
	2014	2013
Intersegment revenues:
Consumer	$(4,786)	$(5,174)
Florist	(84)	(75)

Total intersegment revenues	$(4,870)	$(5,249)

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. SEGMENT INFORMATION (Continued)

        Below is a reconciliation of segment operating income to consolidated operating income and income before income taxes (in thousands):

	Quarter Ended March 31,
	2014	2013
Segment operating income(a):
Consumer	$8,090	$10,273
Florist	13,168	13,592
International	8,034	7,194

Total segment operating income	29,292	31,059
Unallocated expenses(b)	(6,839)	(5,182)
Depreciation expense and amortization of intangible assets	(6,927)	(8,653)

Operating income	15,526	17,224
Interest expense, net	(1,238)	(3,023)
Other income, net	386	158

Income before income taxes	$14,674	$14,359

(a)
Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges or gains, transaction-related costs, and restructuring and other exit costs. Stock-based compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income.

(b)
Unallocated expenses include various corporate costs, such as corporate finance, legal, and human resources costs, and certain direct and general corporate costs allocated from United Online prior to the Separation. In addition, unallocated expenses include stock-based compensation for all eligible Company employees, as well as stock-based compensation for employees of United Online who provided services to the Company prior to the Separation, restructuring and other exit costs, transaction-related costs, and litigation and dispute settlement charges or gains.

        Geographic revenues to external customers were as follows for the periods presented (in thousands):

	Quarter Ended March 31,
	2014	2013
U.S.	$128,856	$135,301
U.K.	60,997	54,982

Consolidated revenues	$189,853	$190,283

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. SEGMENT INFORMATION (Continued)

        Assets and liabilities are reviewed at the consolidated level by management. Segment assets are not reported to, or used by, the Company's chief operating decision maker to allocate resources to or assess performance of the segments, and therefore, total segment assets have not been disclosed. Geographic information for long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	March 31, 2014	December 31, 2013
U.S.	$37,538	$38,439
U.K.	8,381	8,425

Total long-lived assets	$45,919	$46,864

3. BALANCE SHEET COMPONENTS

Financing Receivables

        The Company has financing receivables related to equipment sales to its floral network members. The current and noncurrent portions of financing receivables are included in accounts receivable and other assets, respectively, in the condensed consolidated balance sheets. The Company assesses financing receivables individually for balances due from current floral network members and collectively for balances due from terminated floral network members.

        Credit quality of financing receivables was as follows (in thousands):

	March 31, 2014	December 31, 2013
Current	$11,395	$11,649
Past due	3,317	3,295

Total	$14,712	$14,944

        The aging of past due financing receivables was as follows (in thousands):

	March 31, 2014	December 31, 2013
1 - 150 days past due	155	169
151 - 364 days past due	131	159
365 - 730 days past due	313	335
731 or more days past due	2,718	2,632

Total	$3,317	$3,295

        Financing receivables on nonaccrual status at March 31, 2014 and December 31, 2013 totaled $3.3 million and $3.4 million, respectively.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. BALANCE SHEET COMPONENTS (Continued)

        The allowance for credit losses and the recorded investment in financing receivables were as follows (in thousands):

	Quarter Ended March 31,
	2014	2013
Allowance for credit losses:
Balance at January 1	$3,213	$3,464
Provision	27	15
Write-offs charged against allowance	(21)	(96)

Balance at March 31	$3,219	$3,383

Ending balance collectively evaluated for impairment	$3,218	$3,360

Ending balance individually evaluated for impairment	$1	$23

Recorded investments in financing receivables:
Balance collectively evaluated for impairment	$3,335	$3,498

Balance individually evaluated for impairment	$11,377	$11,746

        Individually evaluated impaired loans, including the recorded investment in such loans, the unpaid principal balance, and the allowance related to such loans, each totaled less than $0.1 million at both March 31, 2014 and December 31, 2013. The average recorded investment in such loans was less than $0.1 million in each of the quarters ended March 31, 2014 and 2013. Interest income recognized on impaired loans was less than $0.1 million in each of the quarters ended March 31, 2014 and 2013.

Property and Equipment

        Property and equipment consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Land and improvements	$1,630	$1,628
Buildings and improvements	16,250	16,168
Computer equipment	21,270	20,545
Computer software	31,091	29,977
Furniture and fixtures	3,801	3,958

	74,042	72,276
Accumulated depreciation	(42,456)	(40,022)

Total	$31,586	$32,254

        Depreciation expense, including the amortization of leasehold improvements, for the quarters ended March 31, 2014 and 2013 was $2.5 million and $2.2 million, respectively.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. TRANSACTIONS WITH RELATED PARTIES

Transactions with United Online-Prior to Separation

        Prior to the Separation, the condensed consolidated financial statements include direct costs of the Company incurred by United Online on the Company's behalf and allocations of certain general corporate costs incurred by United Online. Direct costs include finance, legal, human resources, technology development, and other services and have been determined based on the level of services expended by United Online for services provided to the Company. General corporate costs include, without limitation, executive oversight, accounting, internal audit, treasury, tax, and legal. The allocations of these general corporate costs are based primarily on estimated time incurred and/or activities associated with the Company. Management believes the allocations of these corporate costs from United Online are reasonable and does not believe the Company's costs would have been significantly different on a stand-alone basis prior to the Separation. However, the allocated costs may not include all of the costs that would have been incurred had the Company been a stand-alone company during the periods prior to the Separation, and accordingly, the Company's condensed consolidated financial statements may not reflect the financial position, results of operations, and cash flows had the Company been a stand-alone company during the periods prior to the Separation.

        Costs incurred and allocated by United Online for the quarter ended March 31, 2013 were included in the condensed consolidated statements of operations as follows (in thousands):

Cost of revenues—products	$80
Cost of revenues—services	181
Sales and marketing	31
General and administrative	2,111

Total allocated expenses	$2,403

        As noted above, prior to the Separation, United Online allocated both direct costs for services provided and general corporate costs to the Company. Allocations for direct costs were reflected in the intercompany payable to United Online and were due upon demand. During the quarter ended March 31, 2013, the Company made payments totaling $1.7 million to United Online to settle intercompany charges. Allocations of general corporate costs were not settled in cash, but rather were reflected in the parent company investment.

        In addition, in March 2013, a dividend totaling $2.9 million was declared by FTD Companies, Inc. and paid to United Online, which represented reimbursement of certain first quarter 2013 equity-related compensation expenses, as defined and permitted under the terms of the 2011 Credit Agreement (as defined in Note 6—"Financing Arrangements").

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. TRANSACTIONS WITH RELATED PARTIES (Continued)

        Transactions with United Online for the quarter ended March 31, 2013 including both direct and general corporate costs discussed above are summarized as follows (in thousands):

Cash transactions:
Dividends paid	$2,853
Allocated expenses settled in cash	2,017
Non-cash transactions:
Stock-based compensation and tax benefits from equity awards	1,076
Allocated expenses not settled in cash, net	386

Transactions with United Online- Post-Separation

        In connection with the Separation, FTD entered into various agreements with United Online, including The Separation and Distribution Agreement, The Transition Services Agreement, The Tax Sharing Agreement, and The Employee Matters Agreement. These agreements, which became effective on November 1, 2013, govern the relationship between United Online and the Company after the Separation, and set forth, among other things, the rights and obligations of FTD and United Online regarding the Separation including: the rights and obligations related to tax payments and the administration of tax matters post-Separation; transitional services to be provided by United Online after the Separation; the rights and authority of United Online to control and settle certain litigation as disclosed in Note 13—"Contingencies—Legal Matters" and the treatment of certain employee matters. Amounts payable under the Transition Services Agreement were $0.1 million and $0.3 million at March 31, 2014 and December 31, 2013, respectively, and were recorded in accounts payable. During the quarter ended March 31, 2014, $0.4 million was paid to United Online under the Transition Services Agreement. As of April 15, 2014 all transition services have been completed.

The I.S. Group Limited

        Interflora holds a 20.4% investment in The I.S. Group Limited ("I.S. Group"), which totaled $1.9 million and $1.6 million at March 31, 2014 and December 31, 2013, respectively, and is included in other assets in the condensed consolidated balance sheets. The share of equity earnings was not material for separate presentation in these condensed consolidated financial statements. I.S. Group supplies floral-related products to Interflora's floral network members in both the U.K. and the Republic of Ireland and to other customers. Interflora derives revenues from I.S. Group from (i) the sale of products (sourced from third-party suppliers) to I.S. Group for which revenue is recognized on a gross basis, (ii) the sale of products (sourced from a subsidiary of I.S. Group) to I.S. Group for which revenue is recognized on a net basis, (iii) commissions on products sold by I.S. Group (sourced from third-party suppliers) to floral network members, and (iv) commissions for acting as a collection agent on behalf of I.S. Group. In both the quarters ended March 31, 2014 and 2013, revenues related to products sold to and commissions earned from I.S. Group were $1.0 million. In addition, Interflora purchases products from I.S. Group for sale to consumers. The cost of revenues related to products purchased from I.S. Group was less than $0.1 million and was $0.1 million in the quarters ended March 31, 2014 and 2013, respectively. Amounts due from I.S. Group were $0.7 million and $0.5 million at March 31, 2014, and December 31, 2013, respectively, and amounts payable to I.S. Group were $2.1 million and $1.4 million at March 31, 2014, and December 31, 2013, respectively.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. GOODWILL, INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS

Goodwill

        The changes in the net carrying amount of goodwill for the quarter ended March 31, 2014 was as follows (in thousands):

	Consumer Segment	Florist Segment	International Segment	Total
Goodwill at December 31, 2013	$133,226	$109,651	$98,063	$340,940
Foreign currency translation	—	—	622	622

Goodwill at March 31, 2014	$133,226	$109,651	$98,685	341,562

        In 2008, the Company recorded an impairment charge of $116.3 million. The table above reflects the Company's goodwill balances net of this accumulated impairment charge. The gross goodwill balance was $457.9 million at March 31, 2014.

Intangible Assets

        Intangible assets are primarily related to the acquisition of the Company by United Online in August 2008 and consist of the following (in thousands):

	March 31, 2014			December 31, 2013
	Gross Value	Accumulated Amortization	Net	Gross Value	Accumulated Amortization	Net
Complete technology	$42,003	$(41,835)	$168	$41,959	$(41,761)	$198
Customer contracts and relationships	106,541	(99,155)	7,386	106,409	(94,679)	11,730
Trademarks and trade names	160,640	(198)	160,442	160,340	(171)	160,169

Total	$309,184	$(141,188)	$167,996	$308,708	$(136,611)	$172,097

        The Company's trademarks and trade names are primarily indefinite-lived for which there is no associated amortization expense or accumulated amortization. At March 31, 2014 and December 31, 2013, such indefinite-lived assets, after impairment and foreign currency translation adjustments, totaled $159.6 million and $159.3 million, respectively.

        Estimated future intangible assets amortization expense at March 31, 2014 was as follows (in thousands):

April - December 2014	$7,346
Year ending December 31, 2015	344
Year ending December 31, 2016	146
Year ending December 31, 2017	104
Year ending December 31, 2018	103
Year ending December 31, 2019	103
Thereafter	241

Total	$8,387

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. FINANCING ARRANGEMENTS

2013 Credit Agreement

        On July 17, 2013, FTD Companies, Inc. entered into a new credit agreement (the "2013 Credit Agreement") with Interflora British Unit, certain wholly-owned domestic subsidiaries of FTD Companies, Inc. party thereto as guarantors, the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of America, N.A., as administrative agent for the lenders, which provides for a $350 million five-year revolving credit facility. On July 17, 2013, FTD Companies, Inc. drew $220 million of the new $350 million revolving credit facility and used this, together with approximately $19 million of its existing cash balance, to repay its 2011 Credit Agreement (defined below) in full and pay fees and expenses related to the 2013 Credit Agreement. The 2011 Credit Agreement was terminated in connection with this repayment.

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

        The interest rate set forth in the 2013 Credit Agreement is either LIBOR plus a margin ranging from 1.50% per annum to 2.25% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.25% per annum, calculated according to the net leverage ratio of FTD Companies, Inc. and its subsidiaries. The initial base rate margin was 0.75% per annum and the initial LIBOR margin was 1.75% per annum. In addition, FTD Companies, Inc. pays a commitment fee ranging from 0.20% per annum to 0.35% per annum on the unused portion of the revolving credit facility. The interest rate (based on LIBOR) and commitment fee rate at March 31, 2014 were 1.99% and 0.25%, respectively. The 2013 Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, that, among other things, require FTD Companies, Inc. and its subsidiaries to maintain compliance with a maximum net leverage ratio and a minimum interest coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, and asset sales, and FTD Companies, Inc.'s and its subsidiaries' ability to incur additional debt and additional liens. Under the terms of the 2013 Credit Agreement, FTD Companies, Inc. was generally restricted from transferring funds and other assets to United Online prior to the Separation, with certain exceptions related to the reimbursement of certain expenses.

        There are no scheduled mandatory debt payments under the 2013 Credit Agreement other than payment of the outstanding balance upon maturity in July 2018. Therefore, future minimum principal payments were as follows at March 31, 2014 (in thousands):

	Total Gross Debt	Year Ending December 31, 2018
2013 Credit Agreement	$220,000	$220,000

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. FINANCING ARRANGEMENTS (Continued)

        At March 31, 2014, the remaining borrowing capacity under the 2013 Credit Agreement, which was reduced by $1.1 million in outstanding letters of credit, was $128.9 million. There were no changes in the Company's debt balance during the quarter ended March 31, 2014.

2011 Credit Agreement

        Prior to entering into the 2013 Credit Agreement, the Company had outstanding debt under the 2011 Credit Agreement. On June 10, 2011, FTD Group, Inc. ("FTD Group"), a wholly-owned subsidiary of the Company, entered into a credit agreement (the "2011 Credit Agreement") with Wells Fargo Bank, National Association, as Administrative Agent for the lenders, to refinance its previously outstanding credit facility. The 2011 Credit Agreement provided FTD Group with a $315 million senior secured credit facility consisting of (i) a $265 million seven-year term loan (the "Term Loan") and (ii) a $50 million five-year revolving credit facility (the "Revolving Credit Facility"), and certain other financial accommodations, including letters of credit.

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

        The estimated fair values and notional values of outstanding derivative instruments were as follows (in thousands):

		Estimated Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
	Balance Sheet Location	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Derivative Assets:
Interest rate caps	Other assets	$870	$1,244	$130,000	$130,000

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. DERIVATIVE INSTRUMENTS (Continued)

        The Company recognized the following gains (losses) from derivatives, before tax, in other comprehensive loss (in thousands):

	Quarter Ended March 31,
	2014	2013
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate caps	$(374)	$18
Derivatives Designated as Net Investment Hedging Instruments
Forward foreign currency exchange contracts	$—	$126

        The effective portion, before tax effect, of the Company's interest rate caps designated as cash flow hedging instruments was $1.0 million and $0.7 million at March 31, 2014 and December 31, 2013, respectively, none of which was expected to be reclassified from accumulated other comprehensive loss into interest expense in the condensed consolidated statements of operations within the next twelve months. No amounts were reclassified out of accumulated other comprehensive loss during the quarter ended March 31, 2014. There was no ineffectiveness related to the Company's forward foreign currency exchange contracts designated as net investment hedging instruments for the quarter ended March 31, 2013.

8. FAIR VALUE MEASUREMENTS

        The following table presents estimated fair values of financial assets and derivative instruments that were required to be measured at fair value on a recurring basis (in thousands):

	March 31, 2014			December 31, 2013
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Money market funds	$58,752	$58,752	$—	$46,736	$46,736	$—
Derivative assets	870	—	870	1,244	—	1,244

Total	$59,622	$58,752	$870	$47,980	$46,736	$1,244

        The Company estimated the fair value of its long-term debt using a discounted cash flow approach that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimated credit spread. The Company estimated a credit spread of 1.8% and 2.0% at March 31, 2014 and December 31, 2013, respectively, for its long-term debt, resulting in a yield-to-maturity estimate of 3.2% and 3.5% at March 31, 2014 and December 31, 2013, respectively. The table below summarizes the carrying amounts and estimated fair values for long-term debt (in thousands):

	March 31, 2014		December 31, 2013
		Estimated Fair Value		Estimated Fair Value
	Carrying Amount		Carrying Amount
		Level 2		Level 2
Long-term debt	$220,000	$220,000	$220,000	$220,658

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. FAIR VALUE MEASUREMENTS (Continued)

        Fair value approximates the carrying amount of financing receivables because such receivables are discounted at a rate comparable to market. Fair values of cash and cash equivalents, short-term accounts receivable, accounts payable, and accrued liabilities approximate their carrying amounts because of their short-term nature.

9. STOCKHOLDERS' EQUITY

Common Stock Repurchases

        On February 27, 2014, the Company's Board of Directors authorized a common stock repurchase program (the "Program") that allows FTD Companies, Inc. to repurchase up to $50 million of its common stock from time to time over a two-year period in both open market and privately negotiated transactions. The Company did not repurchase any shares under the Program during the quarter ended March 31, 2014.

        Upon vesting of restricted stock units ("RSUs") or exercise of stock options, the Company does not collect the minimum statutory withholding taxes from employees. Instead, the Company automatically withholds, from the RSUs that vest or stock options exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock but are not considered repurchases under the Program. The Company then pays the minimum statutory withholding taxes in cash. During the quarter ended March 31, 2014, 148,469 RSUs vested for which 55,525 shares were withheld to cover the minimum statutory withholding taxes of $1.7 million.

10. INCENTIVE COMPENSATION PLANS

        The FTD Companies, Inc. Amended and Restated 2013 Incentive Compensation Plan (the "2013 Plan"), which became effective upon the Separation, authorizes the granting of awards to employees and non-employee directors, including stock options, stock appreciation rights, RSUs and other stock-based awards. Under the 2013 Plan, 1.6 million shares of the Company's common stock have been reserved for issuance of awards. At March 31, 2014, 0.3 million shares were available for issuance under the 2013 Plan. In addition, in January 2014, eligible employees of the Company were able to begin participating in the FTD Amended and Restated 2013 Employee Stock Purchase Plan.

        On March 11, 2014, the Company granted RSUs and stock options to certain employees totaling 0.2 million and 0.2 million shares, respectively. The RSUs and stock options granted will generally vest in four equal annual installments beginning on February 15, 2015. The stock options were granted with an exercise price of $31.40, the market value of the underlying stock on the grant date.

        Prior to November 1, 2013, the Company's employees were generally eligible to participate in the stock-based compensation plans of United Online. Under these plans, certain employees of the Company received grants of RSUs and stock options for United Online common stock. In connection with the Separation, equity awards previously granted under these stock-based compensation plans, and outstanding at the Separation date, were adjusted and converted into new equity awards under the 2013 Plan. Additionally, all eligible Company employees were provided the opportunity to participate in United Online's employee stock purchase plan prior to the Separation.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. INCENTIVE COMPENSATION PLANS (Continued)

        The following table summarizes the non-cash stock-based compensation, incurred under the 2013 Plan and the United Online stock-based compensation plans for the quarters ended March 31, 2014 and 2013, respectively, that has been included in the condensed consolidated statements of operations (in thousands):

	Quarter Ended March 31,
	2014	2013
Cost of revenues	$33	$14
Sales and marketing	516	413
General and administrative	1,113	439

Total stock-based compensation	$1,662	$866

Tax benefit recognized	$599	$224

        For the quarter ended March 31, 2013, allocated expenses from United Online include stock-based compensation of $0.2 million for the employees of United Online whose cost of services were partially allocated to the Company. These costs are not reflected in the table above; however, these costs are included in general and administrative expenses in the condensed consolidated statements of operations. For additional information related to costs allocated to the Company by United Online, see Note 4—"Transactions with Related Parties."

11. EARNINGS PER SHARE

        Certain of the Company's RSUs are considered participating securities because they contain a non-forfeitable right to dividends irrespective of whether dividends are actually declared or paid or the awards ultimately vest. Accordingly, the Company computes earnings per share pursuant to the two-class method in accordance with ASC 260, Earnings Per Share.

        The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Quarter Ended March 31,
	2014	2013
Numerator:
Net income	$9,620	$9,306
Income allocated to participating securities	(203)	—

Net income attributable to common stockholders	$9,417	$9,306

Denominator:
Basic average common shares outstanding	18,877	18,584

Add: Dilutive effect of non-participating securities	53	—

Diluted average common shares outstanding	18,930	18,584

Basic earnings per common share	$0.50	$0.50

Diluted earnings per common share	$0.50	$0.50

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. EARNINGS PER SHARE (Continued)

        Immediately prior to the Separation, the authorized shares of FTD Companies, Inc. capital stock were increased from 10,000 to 65,000,000, divided into 60,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. The 10,000 shares of FTD common stock, par value $0.01 per share, that were previously issued and outstanding were automatically reclassified as and became 18,583,927 shares of common stock, par value $0.0001 per share. In connection with the Separation, on November 1, 2013, holders of United Online common stock received one share of FTD common stock for every five shares of United Online common stock held on October 10, 2013, the record date. The same number of shares was used to calculate basic and diluted earnings per share for the periods prior to the Separation since no FTD stock-based awards were outstanding prior to the Separation.

        The diluted earnings per common share computations exclude stock options and RSUs which are antidilutive. Weighted-average antidilutive shares for the quarter ended March 31, 2014 were 0.2 million.

12. RESTRUCTURING AND OTHER EXIT COSTS

        Restructuring and other exit costs were as follows (in thousands):

Accrued restructuring and other exit costs as of December 31, 2013	$166
Cash paid for restructuring and other exit costs	(104)

Accrued restructuring and other exit costs as of March 31, 2014	$62

        During the quarter ended March 31, 2014, the Company paid $0.1 million of restructuring and other exit costs that were accrued at December 31, 2013 related to the closure of three concession stands located within various garden centers in the U.K. The Company did not record or pay any restructuring and other exit costs during the quarter ended March 31, 2013.

13. CONTINGENCIES—LEGAL MATTERS

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

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. CONTINGENCIES—LEGAL MATTERS (Continued)

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

        In addition, in December 2012, David Frank filed a purported class action complaint (the "Frank Class Action") in United States District Court, District of Connecticut, against the following defendants: Trilegiant, Affinion, Apollo (collectively, the "Frank Membership Companies"); 1-800-Flowers.com, Inc., Beckett Media LLC, Buy.com, Inc., Classmates International, Inc., Days Inn Worldwide, Inc., FTD Group, Inc., Hotwire, Inc., IAC/Interactivecorp, Inc., Memory Lane, Inc., Orbitz Worldwide, LLC, PeopleFindersPro, Inc., Priceline.com, Inc., Shoebuy.com, Inc., TigerDirect, Inc., United Online, Inc., and Wyndham Worldwide Corporation (collectively, the "Frank Marketing

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. CONTINGENCIES—LEGAL MATTERS (Continued)

Companies"); Bank of America, N.A., Capital One Financial Corporation, Chase Bank USA, N.A., Chase Paymentech Solutions, LLC, Citibank, N.A., Citigroup, Inc., and Wells Fargo Bank, N.A. (collectively, the "Frank Credit Card Companies"). The complaint alleges (1) violations of RICO by all defendants; (2) aiding and abetting violations of such act by the Frank Credit Card Companies; (3) aiding and abetting commissions of mail fraud, wire fraud and bank fraud by the Frank Credit Card Companies; (4) violation of the ECPA by the Frank Membership Companies and the Frank Marketing Companies, and aiding and abetting violations of such act by the Frank Credit Card Companies; (5) violations of the Connecticut Unfair Trade Practices Act by the Frank Membership Companies and the Frank Marketing Companies, and aiding and abetting violations of such act by the Frank Credit Card Companies; (6) violation of California Business and Professions Code section 17602 by the Frank Membership Companies and the Frank Marketing Companies; and (7) unjust enrichment by all defendants. The plaintiff seeks class certification, restitution and disgorgement of all amounts wrongfully charged to and received from plaintiff, damages, treble damages, punitive damages, preliminary and permanent injunctive relief, attorneys' fees, costs of suit, and pre- and post-judgment interest on any amounts awarded. On January 23, 2013, the plaintiff moved to consolidate the Frank Class Action with the In re Trilegiant Corporation, Inc. action. In response, the court ordered the plaintiff to show cause as to why, among other things, the plaintiff should be afforded named plaintiff status. The plaintiff filed his response to the order to show cause on February 15, 2013. On March 28, 2014, the court granted the motion to consolidate the Frank Class Action with the In re Trilegiant Corporation, Inc. action, with the latter designated as the lead case.

        On March 28, 2014, the court issued an order in the In re Trilegiant Corporation, Inc. action dismissing for lack of Article III standing plaintiffs' claims against United Online, Inc., Memory Lane, Inc. (subsequently renamed Classmates, Inc.), FTD Group, Inc., and Classmates International, Inc. The court ruled that because none of the named plaintiffs alleged they used services from or were otherwise injured by any of those defendants, the claims against them are dismissed. The court's dismissal was without prejudice. The deadline for plaintiffs to file a motion for reconsideration of the court's order expired on April 11, 2014, without any such motion being filed. On April 28, 2014, the plaintiffs filed a motion seeking entry of partial final judgment on, and certification for interlocutory appeal of, the court's March 28, 2014 orders dismissing the RICO claims and RICO conspiracy claims, the claims against the Credit Card Company Defendants, the nationwide CUPTA class action allegations, and the claims of plaintiffs Reilly, Restrepo, Brian Schnabel and Warfel based on their participation in a previous class action settlement. The plaintiffs' motion did not seek entry of a partial final judgment on, nor certification for interlocutory review of, the dismissal of plaintiffs' claims against United Online, Inc., Memory Lane, Inc. (subsequently renamed Classmates, Inc.), FTD Group, Inc., and Classmates International, Inc. for lack of Article III standing.

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

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. CONTINGENCIES—LEGAL MATTERS (Continued)

received an offer of settlement from the Multistate Work Group consisting of certain injunctive relief and the consideration of two areas of monetary relief: (1) restitution to consumers and (2) a $20 million payment by these companies for the violations alleged by the Multistate Work Group and to reimburse the Multistate Work Group for its investigation costs. FTD.COM and Classmates, Inc. rejected the Multistate Work Group's offer. FTD.COM and Classmates, Inc. have since had ongoing discussions with the Multistate Work Group regarding the non-monetary aspects of a negotiated resolution. In December 2013, FTD.COM and Classmates, Inc. proposed to the Multistate Work Group to resolve the matter without admitting liability by making a settlement payment of $2.2 million. On February 11, 2014, the Multistate Work Group responded to the companies' offer of $2.2 million with a counter offer of $17.5 million and restitution by Classmates, Inc. to a group of purchasers of its subscription services. FTD.COM and Classmates, Inc. rejected the Multistate Work Group's counter offer and on April 9, 2014 made a new proposal to the Multistate Work Group to resolve the matter without admitting liability by making a settlement payment of $4.2 million. The Multistate Work Group has not yet responded to the most recent settlement offer. While the companies anticipate that settlement discussions will be ongoing, there can be no assurances as to the terms on which the companies and the Multistate Work Group may agree to settle this matter, or that any settlement of this matter may be reached. If no settlement is reached, certain Attorneys General of the Multistate Work Group may file litigation against FTD.COM and Classmates, Inc. and, in the event of litigation, FTD.COM intends to vigorously defend itself.

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

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. CONTINGENCIES—LEGAL MATTERS (Continued)

continue to hear the full appeal based both on those grounds on which permission has already been granted and such additional grounds as the Court of Appeal allows on the first day of the hearing.

        The Separation and Distribution Agreement which was executed between FTD and United Online in connection with the Separation provides United Online with the right to control the litigation and settlement of certain litigation matters that relate to United Online, its predecessors and its consolidated subsidiaries and the Company, its predecessors and its consolidated subsidiaries, and which were asserted before the Separation, as well as specified litigation matters which are asserted after the Separation. These matters include the ongoing matters relating to the Company's former post-transaction sales practices or other current or former business practices described above. The Separation and Distribution Agreement also provides for the allocation of liabilities and expenses between United Online and the Company with respect to these matters. It also establishes procedures with respect to claims subject to indemnification, insurance claims, and related matters. The Company and United Online may not prevail in existing or future claims and any judgments against the Company, or settlement or resolution of such claims may involve the payment of significant sums, including damages, fines, penalties, or assessments, or changes to the Company's business practices.

        The Company records a liability when it believes that it is both probable that a loss will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate, (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At March 31, 2014 and December 31, 2013, the Company had reserves totaling $1.5 million and $0.8 million, respectively, for estimated losses related to certain of the matters noted above. With respect to the other legal matters described above, the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

14. SUPPLEMENTAL CASH FLOW INFORMATION

        The following table sets forth supplemental cash flow disclosures (in thousands):

	Quarter Ended March 31,
	2014	2013
Cash paid for interest	$1,204	$1,101
Cash paid for income taxes, net	$1,533	$8,363

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

        During the quarter ended March 31, 2014, non-cash investing activities consisted of $0.5 million of property and equipment that were not yet paid for and were included in accounts payable in the Company's condensed consolidated balance sheet.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a premier floral and gifting company with a vision to be the leading and most trusted floral and gifting company in the world. Our mission is to inspire, support, and delight our customers when expressing life's most important sentiments. We provide floral, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. Our business uses the highly-recognized FTD and Interflora brands, both supported by the iconic Mercury Man logo. While we operate primarily in the United States ("U.S."), Canada, the United Kingdom ("U.K."), and the Republic of Ireland, we have worldwide presence as our iconic Mercury Man logo is displayed in nearly 40,000 floral shops in 150 countries. Our portfolio of brands also includes Flying Flowers, Flowers Direct, and Drake Algar in the U.K. While floral arrangements and plants are our primary offerings, we also market and sell gift items, including jewelry, chocolate dip delights™ and other sweets, gift baskets, wine and champagne, fruit, and spa products.

        We report our business in three operating and reportable segments: Consumer, Florist and International. Through our Consumer segment, we are a leading direct marketer of floral and gift products for consumers, primarily in the U.S. and Canada. Our Consumer segment operates primarily through the www.ftd.com website, associated mobile sites, and the 1-800-SEND-FTD telephone number. Through our Florist segment, we are a leading provider of products and services to our floral network members, which include traditional retail florists and other non-florist retail locations, primarily in the U.S. and Canada. We also provide products and services to other companies in need of floral and gifting solutions. Our International segment consists of our international business, Interflora, which operates primarily in the U.K. and the Republic of Ireland. Interflora is a leading direct marketer of floral and gift products for consumers and operates primarily through its www.interflora.co.uk and www.interflora.ie websites, associated mobile sites, and various telephone numbers. Interflora also provides products and services to floral network members, funeral directors, and to other companies in need of floral and gifting solutions.

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

        Following the Separation, United Online has no continuing ownership interest in FTD, however, as part of the Separation, FTD entered into various agreements with United Online, including The Separation and Distribution Agreement, The Transition Services Agreement, The Tax Sharing Agreement, and The Employee Matters Agreement. These agreements, which became effective on November 1, 2013, govern the relationship between United Online and the Company after the Separation, and set forth, among other things, the rights and obligations of FTD and United Online regarding the Separation including: the rights and obligations related to tax payments and the administration of tax matters post-Separation; transitional services to be provided by United Online after the Separation; the rights and authority of United Online to control and settle certain litigation as disclosed in Note 13—"Contingencies—Legal Matters" of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this

"Form 10-Q"); and the treatment of certain employee matters. As of April 15, 2014 all transition services have been completed.

Items Affecting Comparability of Financial Results

        The historical condensed consolidated financial statements for the periods prior to the Separation include direct costs of the Company incurred by United Online on the Company's behalf and allocations of certain general corporate costs incurred by United Online. Direct costs include finance, legal, human resources, technology development, and other services and have been determined based on the estimated level of services expended by United Online for services provided to the Company. Allocations of certain general corporate costs include, without limitation, executive oversight, accounting, internal audit, treasury, tax, and legal. The allocations of these general corporate costs are based primarily on time incurred and/or activities associated with the Company. Management believes the allocations of these corporate costs from United Online are reasonable and does not believe the Company's costs would have been significantly different on a stand-alone basis prior to the Separation. However, the allocated costs may not include all of the costs that would have been incurred had the Company been a stand-alone company during the periods prior to the Separation, and accordingly, the Company's condensed consolidated financial statements may not reflect the financial position, results of operations, and cash flows had the Company been a stand-alone company during the periods prior to the Separation.

KEY BUSINESS METRICS

        We review a number of key business metrics to help us monitor our performance and trends affecting our segments, and to develop forecasts and budgets. These key metrics include the following:

        Segment operating income.    Our chief operating decision maker uses segment operating income to evaluate the performance of our business segments and to make decisions about allocating resources among segments. Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges or gains, transaction-related costs, and restructuring and other exit costs. Stock-based compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income. See Note 2—"Segment Information" of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a reconciliation of segment operating income to consolidated operating income and consolidated income before income taxes.

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

	Quarter Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except for average order values, average revenues per member, and average currency exchange rates)
Consolidated:
Consolidated revenues	$189,853	$190,283	$(430)	—%
Consumer:
Segment revenues(a)	$87,616	$93,012	$(5,396)	(6)%
Segment operating income	$8,090	$10,273	$(2,183)	(21)%
Consumer orders	1,199	1,283	(84)	(7)%
Average order value	$69.08	$68.46	$0.62	1%
Florist:
Segment revenues(a)	$46,110	$47,538	$(1,428)	(3)%
Segment operating income	$13,168	$13,592	$(424)	(3)%
Average revenues per member	$3,377	$3,358	$19	1%
International:
Segment revenues	$60,997	$54,982	$6,015	11%
Segment operating income	$8,034	$7,194	$840	12%
Consumer orders	921	921	—	—%
Average order value (in GBP)	£33.47	£32.95	£0.52	2%
Average order value (in USD)	$55.47	$50.65	$4.82	10%
Average currency exchange rate: GBP to USD	1.65	1.54

(a)
Segment revenues are prior to intersegment eliminations. See Note 2—"Segment Information" of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a reconciliation of segment revenues to consolidated revenues.

CONSOLIDATED OPERATING RESULTS

        The following table sets forth selected historical consolidated financial data. The information contained in the table below should be read in conjunction with "Liquidity and Capital Resources,"

included in this Item 2, and the condensed consolidated financial statements and accompanying notes thereto included in Part I, Item 1 of this Form 10-Q.

	Quarter Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages and per share amounts)
Revenues	$189,853	$190,283	$(430)	—%
Operating expenses:
Cost of revenues	123,489	122,250	1,239	1%
Sales and marketing	30,528	30,287	241	1%
General and administrative	15,898	14,115	1,783	13%
Amortization of intangible assets	4,412	6,407	(1,995)	(31)%

Total operating expenses	174,327	173,059	1,268	1%

Operating income	15,526	17,224	(1,698)	(10)%
Interest expense, net	(1,238)	(3,023)	1,785	59%
Other income, net	386	158	228	144%

Income before income taxes	14,674	14,359	315	2%
Provision for income taxes	5,054	5,053	1	—%

Net income	$9,620	$9,306	$314	3%

Earnings per common share:
Basic	$0.50	$0.50	$—	—%

Diluted	$0.50	$0.50	$—	—%

Consolidated Revenues

        Consolidated revenues decreased $0.4 million for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013. Foreign currency exchange rates favorably impacted revenues by $4.4 million during the quarter ended March 31, 2014. The decrease in consolidated revenues was primarily due to a $5.4 million decrease in revenues from our Consumer segment (prior to intersegment eliminations) and a $1.4 million decrease in revenues from our Florist segment, partially offset by a $6.0 million increase ($1.6 million in constant currency) in revenues from our International segment. The quarters ended March 31, 2014 and 2013 included the Valentine's Day and the U.K. Mother's Day holidays. Consolidated revenues were negatively impacted as a result of the shift in the timing of the Easter holiday from the first quarter in 2013 to the second quarter in 2014.

Consolidated Cost of Revenues

        Consolidated cost of revenues increased $1.2 million for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013. Foreign currency exchange rates had a $3.1 million unfavorable impact on cost of revenues for the quarter ended March 31, 2014. The increase in consolidated cost of revenues was primarily due to a $4.6 million increase ($1.5 million in constant currency) in cost of revenues associated with our International segment, partially offset by a $2.9 million decrease in cost of revenues associated with our Consumer segment and a $0.5 million decrease in cost of revenues associated with our Florist segment. Consolidated cost of revenues, as a percentage of consolidated revenues, was 65% for the quarter ended March 31, 2014, compared to 64% for the quarter ended March 31, 2013.

Consolidated Sales and Marketing

        Consolidated sales and marketing expenses increased $0.2 million during the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013. Foreign currency exchange rates had a $0.5 million unfavorable impact on sales and marketing for the quarter ended March 31, 2014. The increase in consolidated sales and marketing expenses was primarily due to a $0.8 million increase ($0.3 million in constant currency) in sales and marketing expenses associated with our International segment, partially offset by a $0.6 million decrease in sales and marketing expenses associated with our Florist segment (prior to intersegment eliminations) and a $0.5 million decrease in sales and marketing expenses associated with our Consumer segment. Consolidated sales and marketing expenses, as a percentage of consolidated revenues, remained consistent at 16% for both the quarter ended March 31, 2014 and the quarter ended March 31, 2013.

Consolidated General and Administrative

        Consolidated general and administrative expenses increased $1.8 million for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013. Personnel-related costs increased $1.6 million primarily due to increased headcount, stock-based compensation, and other compensation costs. In addition, costs related to professional services fees, insurance, and technology-related expenses increased $1.5 million. Much of these increased costs are associated with the operation of the Company as a stand-alone public company. Partially offsetting these increases for the quarter ended March 31, 2014 was a reduction of $1.6 million in United Online direct and general corporate cost allocations as compared to those incurred during the quarter ended March 31, 2013 while we were a wholly-owned subsidiary of United Online. Consolidated general and administrative expenses, as a percentage of consolidated revenues, was 8% for the quarter ended March 31, 2014, compared to 7% for the quarter ended March 31, 2013.

Amortization of Intangible Assets

        The decrease of $2.0 million in consolidated amortization of intangible assets for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013, was primarily due to certain complete technology intangible assets becoming fully amortized during the third quarter of 2013.

Interest Expense, Net

        Net interest expense decreased $1.8 million for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013, due to lower interest rates as a result of the refinancing of our credit facility in July 2013 and lower debt principal balances outstanding.

Other Income, Net

        The increase of $0.2 million in other income, net, for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013, was primarily due to an increase in gains associated with foreign currency exchange transactions.

Provision for Income Taxes

        Our effective income tax rate of 34% for the quarter ended March 31, 2014 declined slightly from the 35% effective income tax rate for the quarter ended March 31, 2013.

BUSINESS SEGMENT OPERATING RESULTS

        Prior to the Separation, we reported our business in one operating and reportable segment. Effective with the management changes that occurred in conjunction with the Separation, we began reporting our business in three operating and reportable segments: Consumer, Florist and International. The segment reporting for all periods presented reflects these reportable segments. Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges or gains, transaction-related costs, and restructuring and other exit costs. Stock-based compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income.

CONSUMER SEGMENT

	Quarter Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages and average order values)
Segment revenues	$87,616	$93,012	$(5,396)	(6)%
Segment operating income	$8,090	$10,273	$(2,183)	(21)%
Key metrics and other financial data:
Consumer orders	1,199	1,283	(84)	(7)%
Average order value	$69.08	$68.46	$0.62	1%
Segment operating margin	9%	11%

Consumer Segment Revenues

        Consumer segment revenues decreased $5.4 million, or 6%, for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013, in part due to a reduction of approximately $2.7 million in revenues as a result of the shift in the timing of the Easter holiday from the first quarter in 2013 to the second quarter in 2014. In addition, revenues were negatively impacted by lower consumer orders resulting from significant competitive advertising and the promotional environment, the Friday timing of the Valentine's Day holiday, and adverse weather conditions across the U.S.

Consumer Segment Operating Income

        Consumer segment operating income decreased $2.2 million, or 21%, for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013, as the revenue decrease of $5.4 million was partially offset by a $3.2 million decrease in operating expenses. Cost of revenues decreased $2.9 million primarily driven by a decrease in product and shipping costs associated with the lower revenues. Sales and marketing expenses decreased $0.5 million primarily related to the decline in order volume. Consumer segment operating margin declined to 9% for the quarter ended March 31, 2014, compared to 11% for the quarter ended March 31, 2013. Operating margin declined primarily due to higher marketing costs and was also negatively impacted as a result of adverse weather conditions during the quarter ended March 31, 2014.

FLORIST SEGMENT

	Quarter Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages and average revenues per member)
Segment revenues	$46,110	$47,538	$(1,428)	(3)%
Segment operating income	$13,168	$13,592	$(424)	(3)%
Key metrics and other financial data:
Average revenues per member	$3,377	$3,358	$19	1%
Segment operating margin	29%	29%

Florist Segment Revenues

        Florist segment revenues decreased $1.4 million, or 3%, for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013. Services revenues decreased $0.8 million due to a $0.4 million decrease in order-related revenues and a $0.4 million decline in subscription and other services revenues. In addition, product revenues decreased $0.6 million primarily due to a decrease in sales of containers and floral related supplies to floral network members. Average revenues per member increased slightly to $3,377 for the quarter ended March 31, 2014, compared to $3,358 for the quarter ended March 31, 2013.

Florist Segment Operating Income

        Florist segment operating income decreased $0.4 million, or 3%, for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013, as the $1.4 million decrease in revenues was partially offset by a $1.0 million decrease in operating expenses. Cost of revenues decreased $0.5 million, primarily driven by the decrease in products revenues. In addition, sales and marketing expenses decreased $0.6 million primarily due to a decrease in order-related revenues. The Florist segment operating margin remained consistent at 29% for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013.

INTERNATIONAL SEGMENT

	Quarter Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages and average order values)
Segment revenues	$60,997	$54,982	$6,015	11%
Segment operating income	$8,034	$7,194	$840	12%
Key metrics and other financial data:
Consumer orders	921	921	—	—%
Average order value (in GBP)	£33.47	£32.95	£0.52	2%
Average order value (in USD)	$55.47	$50.65	$4.82	10%
Segment operating margin	13%	13%
Average currency exchange rate: GBP to USD	1.65	1.54

        We present certain results from our International segment on a constant currency basis. Such constant currency information compares results between periods as if foreign currency exchange rates had remained constant period-over-period. We calculate constant currency by applying the foreign currency exchange rate for the prior period to the local currency results for the current period.

International Segment Revenues

        International segment revenues increased $6.0 million, or 11% ($1.6 million, or 3%, in constant currency), for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013. The increase in revenue was primarily due to an increase of $4.4 million in consumer order revenues ($0.7 million in constant currency) associated with the 10% increase in average order value (2% increase in constant currency) and an increase of $1.0 million in other product revenues ($0.9 million in constant currency) primarily related to incremental sales of fresh-cut flowers.

International Segment Operating Income

        International segment operating income increased $0.8 million, or 12% (3% in constant currency), for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013. Revenue increases of $6.0 million ($1.6 million in constant currency) were partially offset by a $5.2 million ($1.4 million in constant currency) increase in operating expenses. Cost of revenues increased $4.6 million ($1.5 million in constant currency) primarily driven by increased product costs related to the increase in revenues. Sales and marketing expenses increased $0.8 million ($0.3 million in constant currency) primarily due to incremental promotional advertising. These increases were partially offset by a $0.6 million decrease in legal expense ($0.6 million in constant currency). International segment operating margin remained consistent at 13% for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013.

UNALLOCATED EXPENSES

	Quarter Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Unallocated expenses	$6,839	$5,182	$1,657	32%

        Unallocated expenses include various corporate costs, such as corporate finance, legal, and human resources costs, and certain direct and general corporate costs allocated from United Online prior to the Separation. In addition, unallocated expenses include stock-based compensation for all eligible Company employees, as well as stock-based compensation for employees of United Online who provided services to the Company prior to the Separation, restructuring and other exit costs, transaction-related costs, and litigation and dispute settlement charges or gains.

        Unallocated expenses increased $1.7 million for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013. Personnel-related costs increased $1.5 million, primarily due to increased headcount, stock-based compensation, and other compensation costs. Costs related to insurance and other professional services fees increased $1.2 million. Much of these increased costs are associated with the operation of the Company as a stand-alone public company. In addition, litigation and dispute settlement charges increased $0.5 million in the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013. Partially offsetting these increases for the quarter ended March 31, 2014 was a reduction of $1.5 million in United Online direct and general corporate cost allocations as compared to those incurred during the quarter ended March 31, 2013 while we were a wholly-owned subsidiary of United Online.

LIQUIDITY AND CAPITAL RESOURCES

2013 Credit Agreement

        On July 17, 2013, FTD Companies, Inc. entered into a new credit agreement (the "2013 Credit Agreement") with Interflora British Unit, certain wholly-owned domestic subsidiaries of FTD

Companies, Inc. party thereto as guarantors, the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of America, N.A., as administrative agent for the lenders, which provides for a $350 million five-year revolving credit facility. On July 17, 2013, FTD Companies, Inc. drew $220 million of the new $350 million revolving credit facility and used this, together with approximately $19 million of its existing cash balance, to repay the outstanding balance under its 2011 Credit Agreement (defined below) in full and pay fees and expenses related to the 2013 Credit Agreement. The 2011 Credit Agreement was terminated in connection with this repayment.

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

        The interest rate set forth in the 2013 Credit Agreement is either LIBOR plus a margin ranging from 1.50% per annum to 2.25% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.25% per annum, calculated according to the net leverage ratio of FTD Companies, Inc. and its subsidiaries. The initial base rate margin was 0.75% per annum and the initial LIBOR margin was 1.75% per annum. In addition, FTD Companies, Inc. pays a commitment fee ranging from 0.20% per annum to 0.35% per annum on the unused portion of the revolving credit facility. The interest rate (based on LIBOR) and commitment fee rate at March 31, 2014 was 1.99% and 0.25%, respectively. The 2013 Credit Agreement contains customary representations and warranties, events of default, affirmative covenants, and negative covenants, that, among other things, require FTD Companies, Inc. and its subsidiaries to maintain compliance with a maximum net leverage ratio and a minimum interest coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, asset sales, and our ability to incur additional debt and additional liens. FTD Companies, Inc. was in compliance with all covenants under the 2013 Credit Agreement at March 31, 2014. Under the terms of the 2013 Credit Agreement, FTD Companies, Inc. was generally restricted from transferring funds and other assets to United Online, with certain exceptions prior to the Separation in connection with the reimbursement of certain expenses.

2011 Credit Agreement

        Prior to entering into the 2013 Credit Agreement, the Company had outstanding debt under the 2011 Credit Agreement. On June 10, 2011 FTD Group, Inc. ("FTD Group"), a wholly-owned subsidiary of the Company, entered into a credit agreement (the "2011 Credit Agreement") with Wells Fargo Bank, National Association, as Administrative Agent for the lenders, to refinance its previously outstanding credit facility. The 2011 Credit Agreement provided FTD Group with a $315 million senior secured credit facility consisting of (i) a $265 million seven-year term loan and (ii) a $50 million five-year revolving credit facility, and certain other financial accommodations, including letters of credit.

        The degree to which our assets are leveraged and the terms of our debt could materially and adversely affect our ability to obtain additional capital, as well as the terms at which such capital might be offered to us. We currently expect to have sufficient liquidity to fulfill our interest payment obligations, at least in the next twelve months.

Quarter Ended March 31, 2014 compared to Quarter Ended March 31, 2013

        Our total cash and cash equivalents balance increased by $13.1 million to $61.3 million at March 31, 2014, compared to $48.2 million at December 31, 2013. Our summary cash flows for the periods presented were as follows (in thousands):

	Quarter Ended March 31,
	2014	2013
Net cash provided by operating activities	$15,515	$7,988
Net cash used for investing activities	$(1,498)	$(2,014)
Net cash used for financing activities	$(840)	$(2,853)

        Net cash provided by operating activities increased by $7.5 million. Net cash provided by operating activities is driven by our net income adjusted for non-cash items including, but not limited to, depreciation and amortization, stock-based compensation, loss on extinguishment of debt, and deferred taxes, and changes in working capital. The increase in net cash provided by operating activities was primarily due to a tax payment of $8.0 million made to United Online during the quarter ended March 31, 2013. No tax payment was made to United Online under the Tax Sharing Agreement during the quarter ended March 31, 2014. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing, and other factors.

        Net cash used for investing activities decreased by $0.5 million due to a decrease in purchases of property and equipment. We currently anticipate that our total capital expenditures for 2014 will be approximately $10 million. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities decreased by $2.0 million. The decrease in net cash used for financing activities was primarily due to a decrease of $2.9 million in dividends paid to United Online, partially offset by an increase of $1.2 million related to the minimum statutory withholding taxes paid on vested restricted stock units during the quarter ended March 31, 2014. The Company withholds shares to cover the minimum statutory withholding taxes on vested restricted stock units and pays these taxes in cash.

        Based on our current projections, we expect to continue to generate positive cash flows from operations at least for the next twelve months. We may use our existing cash balances and future cash generated from operations to fund, among other things, working capital, stock repurchases, interest payments under the 2013 Credit Agreement, capital expenditures, and acquisitions.

        If we need to raise additional capital through public or private debt or equity financings, strategic relationships, or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could severely constrain or prevent us from, among other factors, developing new or enhancing existing services or products, acquiring other services, businesses, or technologies, or funding significant capital expenditures and may have a material adverse effect on our business, financial position, results of operations, and cash flows, as well as impair our ability to service our debt obligations. If additional funds were raised through the issuance of equity or convertible debt securities, the percentage of stock owned by the then-current stockholders could be reduced. Furthermore, such equity or any debt securities that we issue might have rights, preferences, or privileges senior to holders of our common stock. In addition, trends in the securities and credit markets may restrict our ability to raise any such additional funds, at least in the near term.

        On February 27, 2014, our Board of Directors authorized a common stock repurchase program that allows us to repurchase up to $50 million of our common stock from time to time over a two-year period in both open market and privately negotiated transactions. The Company did not repurchase any shares under this program during the quarter ended March 31, 2014.

Contractual Obligations and Other Commitments

        There have been no material changes, outside the ordinary course of business, related to the Company's contractual obligations or other commitments as disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

        At March 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

        In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, as codified in ASC 220. The amendments in this update require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This ASU became effective prospectively for reporting periods beginning after December 15, 2013. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes related to the Company's market risk as disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        For a description of our material pending legal proceedings, please refer to Note 13—"Contingencies—Legal Matters" of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in "Risk Factors" included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 6.    EXHIBITS

        See the Exhibit Index following the signature page to this Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2014	FTD COMPANIES, INC. (Registrant)
	By:	/s/ BECKY A. SHEEHAN Becky A. Sheehan Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
10.1	FTD Companies, Inc. 2014 Management Bonus Plan	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X