Form 10-Q
period 2014-06-30
FTD Companies, Inc.
filed 2014-08-13
CIK 1575360

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        There were 18,948,447 shares of the Registrant's common stock outstanding at August 1, 2014.

FTD COMPANIES, INC.

INDEX TO FORM 10-Q

        In this document, references to "FTD," the "Company," "we," "us," and "our" refer to FTD Companies, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about our strategies; statements regarding potential acquisitions, including the planned acquisition of Provide Commerce, Inc. ("Provide Commerce"); statements regarding expected synergies and benefits of the planned acquisition of Provide Commerce; expectations about future business plans, prospective performance and opportunities; statements regarding regulatory approvals; statements regarding the expected timing of the completion of the planned acquisition of Provide Commerce; the anticipated benefits of our separation from United Online, Inc.; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness and invest in initiatives; our products and services; pricing; marketing plans; competition; settlement of legal matters; and the impact of accounting changes and other pronouncements. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC"), as updated from time to time in our subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward- looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$63,495	$48,162
Accounts receivable, net of allowances of $9,398 and $8,757 at June 30, 2014 and December 31, 2013, respectively	24,992	25,493
Inventories	6,365	8,451
Deferred tax assets, net	7,570	5,359
Prepaid expenses	6,873	7,898

Total current assets	109,295	95,363
Property and equipment, net	30,741	32,254
Intangible assets, net	164,866	172,097
Goodwill	344,191	340,940
Other assets	13,858	14,610

Total assets	$662,951	$655,264

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,987	$53,266
Accrued liabilities	14,248	14,908
Accrued compensation	7,870	9,922
Deferred revenue	8,052	6,363
Income taxes payable	5,391	1,674

Total current liabilities	74,548	86,133
Long-term debt	220,000	220,000
Deferred tax liabilities, net	54,253	55,823
Other liabilities	2,645	2,786

Total liabilities	351,446	364,742

Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, 5,000,000 shares, par value $0.0001, authorized; no shares issued and outstanding	—	—
Common stock, 60,000,000 shares, par value $0.0001, authorized; 18,948,447 and 18,829,454 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	307,402	304,870
Retained earnings	18,206	3,877
Accumulated other comprehensive loss	(14,105)	(18,227)

Total stockholders' equity	311,505	290,522

Total liabilities and stockholders' equity	$662,951	$655,264

The accompanying notes are an integral part of these
condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Products	$132,274	$129,145	$285,446	$282,347
Services	35,820	35,134	72,501	72,215

Total revenues	168,094	164,279	357,947	354,562
Operating expenses:
Cost of revenues—products	100,599	98,484	218,952	215,760
Cost of revenues—services	5,224	4,743	10,360	9,717
Sales and marketing	29,418	27,723	59,946	58,010
General and administrative	17,039	14,999	32,937	29,114
Amortization of intangible assets	4,429	6,396	8,841	12,803
Restructuring and other exit costs	287	—	287	—

Total operating expenses	156,996	152,345	331,323	325,404

Operating income	11,098	11,934	26,624	29,158
Interest income	150	174	298	343
Interest expense	(1,393)	(3,191)	(2,779)	(6,383)
Other income, net	86	82	472	240

Income before income taxes	9,941	8,999	24,615	23,358
Provision for income taxes	5,232	3,530	10,286	8,583

Net income	$4,709	$5,469	$14,329	$14,775

Earnings per common share:
Basic earnings per share	$0.24	$0.29	$0.74	$0.79

Diluted earnings per share	$0.24	$0.29	$0.74	$0.79

The accompanying notes are an integral part of these
condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	$4,709	$5,469	$14,329	$14,775
Other comprehensive income (loss):
Foreign currency translation	3,744	8,037	4,537	(3,833)
Cash flow hedges:
Changes in net gains (losses) on derivatives, net of tax of $(119) and $320 for the quarters ended June 30, 2014 and 2013 and $(265) and $327 for the six months ended June 30, 2014 and 2013, respectively	(187)	501	(415)	512
Other hedges:
Changes in net gain on derivatives, net of tax of $14 for the quarter ended June 30, 2013 and $63 for the six months ended June 30, 2013	—	22	—	99

Other comprehensive income (loss)	3,557	8,560	4,122	(3,222)

Comprehensive income	$8,266	$14,029	$18,451	$11,553

The accompanying notes are an integral part of these
condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited, in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2013	18,829	$2	$304,870	$3,877	$(18,227)	$290,522
Net income	—	—	—	14,329	—	14,329
Other comprehensive income	—	—	—	—	4,122	4,122
Stock-based compensation	—	—	3,563	—	—	3,563
Tax benefits from equity awards	—	—	408	—	—	408
Vesting of restricted stock units	107	—	—	—	—	—
Repurchases of common stock	—	—	(1,751)	—	—	(1,751)
Exercise of stock options and purchases from employee stock plans	12	—	312	—	—	312

Balance at June 30, 2014	18,948	$2	$307,402	$18,206	$(14,105)	$311,505

The accompanying notes are an integral part of these
condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$14,329	$14,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,029	17,228
Stock-based compensation	3,563	2,301
Provision for doubtful accounts receivable	843	810
Accretion of discounts and amortization of deferred financing and debt issue costs	386	473
Non-cash allocations from parent company, net	—	327
Deferred taxes, net	(3,831)	(3,928)
Excess tax benefits from equity awards	(408)	(59)
Other, net	(9)	188
Changes in operating assets and liabilities:
Accounts receivable, net	(168)	2,951
Inventories	2,108	1,905
Other assets	1,007	(162)
Accounts payable and accrued liabilities	(18,189)	(23,637)
Deferred revenue	1,726	1,014
Income taxes payable	4,069	(590)
Intercompany payable to United Online, Inc.	—	2,214
Other liabilities	(221)	(774)

Net cash provided by operating activities	19,234	15,036

Cash flows from investing activities:
Purchases of property and equipment	(3,139)	(4,191)
Proceeds from sales of investments	—	124

Net cash used for investing activities	(3,139)	(4,067)

Cash flows from financing activities:
Payments on term loans	—	(10,857)
Exercise of stock options and purchases from employee stock plans	312	—
Repurchases of common stock	(1,751)	—
Excess tax benefits from equity awards	408	59
Dividends paid to United Online, Inc.	—	(18,066)

Net cash used for financing activities	(1,031)	(28,864)

Effect of foreign currency exchange rate changes on cash and cash equivalents	269	(695)
Change in cash and cash equivalents	15,333	(18,590)
Cash and cash equivalents, beginning of period	48,162	67,347

Cash and cash equivalents, end of period	$63,495	$48,757

The accompanying notes are an integral part of these
condensed consolidated financial statements.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

        FTD Companies, Inc. (together with its subsidiaries, "FTD" or the "Company"), a Delaware corporation, through its operating subsidiaries, is a leading provider of floral, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions primarily in the United States ("U.S."), Canada, the United Kingdom ("U.K."), and the Republic of Ireland. The business uses the highly-recognized FTD® and Interflora® brands, both supported by the iconic Mercury Man logo. While the Company operates primarily in the U.S., Canada, the U.K., and the Republic of Ireland, the Company has worldwide presence as its Mercury Man logo is displayed in nearly 40,000 floral shops in 150 countries. The Company's portfolio of brands also includes Flying Flowers, Flowers Direct, and Drake Algar in the U.K. FTD does not currently own or operate any retail locations, with the exception of one retail shop located in the U.K. While floral arrangements and plants are FTD's primary offerings, the Company also markets and sells gift items, including jewelry, chocolate dip delights™ and other sweets, gift baskets, wine and champagne, fruit, and spa products.

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

Separation from United Online

        Prior to November 1, 2013, FTD was a wholly-owned subsidiary of United Online, Inc. ("United Online"). On November 1, 2013, United Online separated into two independent, publicly-traded companies: FTD Companies, Inc. and United Online, Inc. (the "Separation"). The Separation was consummated through a tax-free dividend involving the distribution of all shares of FTD Companies, Inc. common stock to United Online's stockholders. Following completion of the Separation, FTD Companies, Inc. became an independent, publicly-traded company on the NASDAQ Global Select Market utilizing the symbol "FTD".

Basis of Presentation

        These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), including those for interim financial information, and with the instructions for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (the "SEC"). Accordingly, such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. Significant intercompany accounts and transactions, other than those with the Company's former parent, United Online, have been eliminated in consolidation. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Accounting Policies

        Refer to the Company's audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2013 for a discussion of the Company's accounting policies.

Recent Accounting Pronouncements

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

        In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as codified in ASC 606. The amendments in this update affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The amendments in this update require an entity to recognize revenue related to the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

2. SEGMENT INFORMATION

        Prior to the Separation, the Company reported its business in one operating and reportable segment. Effective with the management changes that occurred in conjunction with the Separation, the Company began reporting its business in three operating and reportable segments: Consumer, Florist and International. The segment reporting for all periods presented reflects these reportable segments.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. SEGMENT INFORMATION (Continued)

        Below is a reconciliation of segment revenues to consolidated revenues (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Products revenues:
Consumer	$96,053	$98,260	$183,669	$191,272
Florist	10,625	10,459	26,900	27,371
International	31,006	26,169	85,073	74,621

Segment products revenues	$137,684	$134,888	$295,642	$293,264
Services revenues:
Florist	$31,088	$30,906	$60,923	$61,532
International	4,829	4,303	11,759	10,833

Segment services revenues	35,917	$35,209	72,682	$72,365
Intersegment eliminations	(5,507)	(5,818)	(10,377)	(11,067)

Consolidated revenues	$168,094	$164,279	$357,947	$354,562

        Intersegment revenues represent amounts charged from one segment to the other for services provided based on order volume at a set rate per order. Intersegment revenues were as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Intersegment revenues:
Consumer	$(5,410)	$(5,743)	$(10,196)	$(10,917)
Florist	(97)	(75)	(181)	(150)

Total intersegment revenues	$(5,507)	$(5,818)	$(10,377)	$(11,067)

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. SEGMENT INFORMATION (Continued)

        Below is a reconciliation of segment operating income to consolidated operating income and income before income taxes (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment operating income(a):
Consumer	$10,588	$11,628	$18,678	$21,901
Florist	12,078	12,318	25,246	25,910
International	3,533	2,858	11,567	10,052

Total segment operating income	26,199	26,804	55,491	57,863
Unallocated expenses(b)	(7,999)	(6,295)	(14,838)	(11,477)
Depreciation expense and amortization of intangible assets	(7,102)	(8,575)	(14,029)	(17,228)

Operating income	11,098	11,934	26,624	29,158
Interest expense, net	(1,243)	(3,017)	(2,481)	(6,040)
Other income, net	86	82	472	240

Income before income taxes	$9,941	$8,999	$24,615	$23,358

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

        Geographic revenues to external customers were as follows for the periods presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
U.S.	$132,259	$133,807	$261,115	$269,108
U.K.	35,835	30,472	96,832	85,454

Consolidated revenues	$168,094	$164,279	$357,947	$354,562

        Assets and liabilities are reviewed at the consolidated level by management. Segment assets are not reported to, or used by, the Company's chief operating decision maker to allocate resources to or assess performance of the segments, and therefore, total segment assets have not been disclosed.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. SEGMENT INFORMATION (Continued)

Geographic information for long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	June 30, 2014	December 31, 2013
U.S.	$36,154	$38,439
U.K.	8,445	8,425

Total long-lived assets	$44,599	$46,864

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

        Credit quality of financing receivables was as follows (in thousands):

	June 30, 2014	December 31, 2013
Current	$11,215	$11,649
Past due	3,265	3,295

Total	$14,480	$14,944

        The aging of past due financing receivables was as follows (in thousands):

	June 30, 2014	December 31, 2013
1 - 150 days past due	182	169
151 - 364 days past due	149	159
365 - 730 days past due	265	335
731 or more days past due	2,669	2,632

Total	$3,265	$3,295

        Financing receivables on nonaccrual status at June 30, 2014 and December 31, 2013 totaled $3.3 million and $3.4 million, respectively.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. BALANCE SHEET COMPONENTS (Continued)

        The allowance for credit losses and the recorded investment in financing receivables were as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Allowance for credit losses:
Balance at January 1	$3,213	$3,464
Provision	122	27
Write-offs charged against allowance	(155)	(181)

Balance at June 30	$3,180	$3,310

Ending balance collectively evaluated for impairment	$3,163	$3,298

Ending balance individually evaluated for impairment	$17	$12

Recorded investments in financing receivables:
Balance collectively evaluated for impairment	$3,292	$3,419

Balance individually evaluated for impairment	$11,188	$11,689

        Individually evaluated impaired loans, including the recorded investment in such loans, the unpaid principal balance, and the allowance related to such loans, each totaled less than $0.1 million at both June 30, 2014 and December 31, 2013. The average recorded investment in such loans was less than $0.1 million in each of the six months ended June 30, 2014 and 2013. Interest income recognized on impaired loans was less than $0.1 million in each of the six months ended June 30, 2014 and 2013.

Property and Equipment

        Property and equipment consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Land and improvements	$1,637	$1,628
Buildings and improvements	16,345	16,168
Computer equipment	21,708	20,545
Computer software	32,377	29,977
Furniture and fixtures	3,944	3,958

	76,011	72,276
Accumulated depreciation	(45,270)	(40,022)

Total	$30,741	$32,254

        Depreciation expense, including the amortization of leasehold improvements, for the quarters ended June 30, 2014 and 2013 was $2.7 million and $2.2 million, respectively, and $5.2 million and $4.4 million for the six months ended June 30, 2014 and 2013, respectively.

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

        Costs incurred and allocated by United Online were included in the condensed consolidated statements of operations as follows (in thousands):

	Quarter Ended June 30,	Six Months Ended June 30,
	2013
Cost of revenues—products	$100	$180
Cost of revenues—services	202	383
Sales and marketing	30	61
General and administrative	3,566	5,677

Total allocated expenses	$3,898	$6,301

        Prior to the Separation, United Online allocated both direct costs for services provided and general corporate costs to the Company. Allocations for direct costs were reflected in the intercompany payable to United Online and were due upon demand. During the six months ended June 30, 2013, the Company made payments totaling $2.2 million to United Online to settle intercompany charges. Allocations of general corporate costs were not settled in cash, but rather were reflected in the parent company investment.

        In addition, in the six months ended June 30, 2013, a dividend totaling $18.1 million was declared by FTD Companies, Inc. and paid to United Online, of which $3.1 million represented reimbursement for certain equity-related compensation expenses, as defined and permitted under the terms of the 2011 Credit Agreement (as defined in Note 6—"Financing Arrangements").

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. TRANSACTIONS WITH RELATED PARTIES (Continued)

        Transactions with United Online for the six months ended June 30, 2013, including both direct and general corporate costs discussed above, are summarized as follows (in thousands):

Cash transactions:
Dividends paid	$18,066
Allocated expenses settled in cash	5,147
Non-cash transactions:
Stock-based compensation and tax benefits from equity awards	2,432
Allocated expenses not settled in cash, net	327

Transactions with United Online—Post-Separation

        In connection with the Separation, FTD entered into various agreements with United Online, including The Separation and Distribution Agreement, The Transition Services Agreement, The Tax Sharing Agreement, and The Employee Matters Agreement. These agreements, which became effective on November 1, 2013, govern the relationship between United Online and the Company after the Separation, and set forth, among other things, the rights and obligations of FTD and United Online regarding the Separation including: the rights and obligations related to tax payments and the administration of tax matters post-Separation; transitional services to be provided by United Online after the Separation; the rights and authority of United Online to control and settle certain litigation as disclosed in Note 14—"Contingencies—Legal Matters" and the treatment of certain employee matters. During the quarter ended June 30, 2014, $0.1 million was paid to United Online under the Transition Services Agreement. The transition services were completed on April 15, 2014.

The I.S. Group Limited

        Interflora holds a 20.4% investment in The I.S. Group Limited ("I.S. Group"), which totaled $1.9 million and $1.6 million at June 30, 2014 and December 31, 2013, respectively, and is included in other assets in the condensed consolidated balance sheets. The share of equity earnings was not material for separate presentation in these condensed consolidated financial statements. I.S. Group supplies floral-related products to Interflora's floral network members in both the U.K. and the Republic of Ireland as well as to other customers. Interflora derives revenues from I.S. Group from (i) the sale of products (sourced from third-party suppliers) to I.S. Group for which revenue is recognized on a gross basis, (ii) the sale of products (sourced from a subsidiary of I.S. Group) to I.S. Group for which revenue is recognized on a net basis, (iii) commissions on products sold by I.S. Group (sourced from third-party suppliers) to floral network members, and (iv) commissions for acting as a collection agent on behalf of I.S. Group. In the quarters ended June 30, 2014 and 2013, revenues related to products sold to and commissions earned from I.S. Group were $0.6 million and $0.5 million, respectively, and $1.6 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively. In addition, Interflora purchases products from I.S. Group for sale to consumers. The cost of revenues related to products purchased from I.S. Group was $0.1 million in the quarters ended June 30, 2014 and 2013, and $0.1 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively. Amounts due from I.S. Group were $0.4 million and $0.5 million at June 30, 2014, and December 31, 2013, respectively, and amounts payable to I.S. Group were $1.1 million and $1.4 million at June 30, 2014, and December 31, 2013, respectively.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. GOODWILL, INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS

Goodwill

        The changes in the net carrying amount of goodwill for the six months ended June 30, 2014 were as follows (in thousands):

	Consumer Segment	Florist Segment	International Segment	Total
Goodwill at December 31, 2013	$133,226	$109,651	$98,063	$340,940
Foreign currency translation	—	—	3,251	3,251

Goodwill at June 30, 2014	$133,226	$109,651	$101,314	344,191

        In 2008, the Company recorded an impairment charge of $116.3 million. The table above reflects the Company's goodwill balances net of this accumulated impairment charge. The gross goodwill balance was $460.5 million at June 30, 2014.

Intangible Assets

        Intangible assets are primarily related to the acquisition of the Company by United Online in August 2008 and consist of the following (in thousands):

	June 30, 2014			December 31, 2013
	Gross Value	Accumulated Amortization	Net	Gross Value	Accumulated Amortization	Net
Complete technology	$42,190	$(42,050)	$140	$41,959	$(41,761)	$198
Customer contracts and relationships	107,102	(104,053)	3,049	106,409	(94,679)	11,730
Trademarks and trade names	161,907	(230)	161,677	160,340	(171)	160,169

Total	$311,199	$(146,333)	$164,866	$308,708	$(136,611)	$172,097

        The Company's trademarks and trade names are primarily indefinite-lived for which there is no associated amortization expense or accumulated amortization. At June 30, 2014 and December 31, 2013, such indefinite-lived assets, after impairment and foreign currency translation adjustments, totaled $160.8 million and $159.3 million, respectively.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. GOODWILL, INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS (Continued)

        Estimated future intangible assets amortization expense at June 30, 2014 was as follows (in thousands):

July - December 2014	$2,950
Year ending December 31, 2015	353
Year ending December 31, 2016	150
Year ending December 31, 2017	107
Year ending December 31, 2018	106
Year ending December 31, 2019	106
Thereafter	247

Total	$4,019

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

        The interest rate set forth in the 2013 Credit Agreement is either LIBOR plus a margin ranging from 1.50% per annum to 2.25% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.25% per annum, calculated according to the net leverage ratio of FTD Companies, Inc. and its subsidiaries. The initial base rate margin was 0.75% per annum and the initial LIBOR margin was 1.75% per annum. In addition, FTD Companies, Inc. pays a commitment fee ranging from 0.20% per annum to 0.35% per annum on the unused portion of the revolving credit facility. The interest rate (based on LIBOR) and commitment fee rate at June 30, 2014 were 1.98% and 0.25%, respectively. The 2013 Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, that, among other things, require FTD Companies, Inc.

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

        There are no scheduled mandatory debt payments under the 2013 Credit Agreement other than payment of the outstanding balance upon maturity in July 2018. Therefore, future minimum principal payments were as follows at June 30, 2014 (in thousands):

	Total Gross Debt	Year Ending December 31, 2018
2013 Credit Agreement	$220,000	$220,000

        At June 30, 2014, the remaining borrowing capacity under the 2013 Credit Agreement, which was reduced by $2.0 million in outstanding letters of credit, was $128.0 million. There were no changes in the Company's debt balance during the quarter ended June 30, 2014.

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

        See Note 16—"Subsequent Event" for a discussion of certain debt financing related to the Company's proposed acquisition of Provide Commerce, Inc. ("Provide Commerce") from Liberty Interactive Corporation ("Liberty").

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

        The estimated fair values and notional values of outstanding derivative instruments were as follows (in thousands):

		Estimated Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
	Balance Sheet Location	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Derivative Assets:
Interest rate caps	Other assets	$564	$1,244	$130,000	$130,000

        The Company recognized the following gains (losses) from derivatives, before tax, in other comprehensive loss (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate caps	$(306)	$819	$(680)	$837
Derivatives Designated as Net Investment Hedging Instruments
Forward foreign currency exchange contracts	$—	$36	$—	$162

        The effective portion, before tax effect, of the Company's interest rate caps designated as cash flow hedging instruments was $1.3 million and $0.7 million at June 30, 2014 and December 31, 2013, respectively, none of which was expected to be reclassified from accumulated other comprehensive loss into interest expense in the condensed consolidated statements of operations within the next twelve months. No amounts were reclassified out of accumulated other comprehensive loss during the six months ended June 30, 2014. There was no ineffectiveness related to the Company's forward foreign currency exchange contracts designated as net investment hedging instruments for the quarter ended June 30, 2013.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. FAIR VALUE MEASUREMENTS

        The following table presents estimated fair values of financial assets and derivative instruments that were required to be measured at fair value on a recurring basis (in thousands):

	June 30, 2014			December 31, 2013
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Money market funds	$63,404	$63,404	$—	$46,736	$46,736	$—
Derivative assets	564	—	564	1,244	—	1,244

Total	$63,968	$63,404	$564	$47,980	$46,736	$1,244

        The Company estimated the fair value of its long-term debt using a discounted cash flow approach that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimated credit spread. The Company estimated a credit spread of 1.6% and 2.0% at June 30, 2014 and December 31, 2013, respectively, for its long-term debt, resulting in a yield-to-maturity estimate of 2.9% and 3.5% at June 30, 2014 and December 31, 2013, respectively. The table below summarizes the carrying amounts and estimated fair values for long-term debt (in thousands):

	June 30, 2014		December 31, 2013
		Estimated Fair Value		Estimated Fair Value
	Carrying Amount		Carrying Amount
		Level 2		Level 2
Long-term debt	$220,000	$220,000	$220,000	$220,658

        Fair value approximates the carrying amount of financing receivables because such receivables are discounted at a rate comparable to market. Fair values of cash and cash equivalents, short-term accounts receivable, accounts payable, and accrued liabilities approximate their carrying amounts because of their short-term nature.

9. STOCKHOLDERS' EQUITY

Common Stock Repurchases

        On February 27, 2014, the Company's Board of Directors authorized a common stock repurchase program (the "Program") that allows FTD Companies, Inc. to repurchase up to $50 million of its common stock from time to time over a two-year period in both open market and privately negotiated transactions. The Company did not repurchase any shares under the Program during the period ended June 30, 2014.

        Upon vesting of restricted stock units ("RSUs") or exercise of stock options, the Company does not collect the minimum statutory withholding taxes in cash from employees. Instead, the Company automatically withholds, from the RSUs that vest or stock options exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock but are not considered repurchases under the Program. The Company then pays the minimum statutory withholding taxes in cash. During

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. STOCKHOLDERS' EQUITY (Continued)

the six months ended June 30, 2014, 163,951 RSUs vested for which 56,929 shares were withheld to cover the minimum statutory withholding taxes of $1.8 million.

10. INCENTIVE COMPENSATION PLANS

        The FTD Companies, Inc. Amended and Restated 2013 Incentive Compensation Plan (the "2013 Plan"), which became effective upon the Separation, authorizes the granting of awards to employees and non-employee directors, including stock options, stock appreciation rights, RSUs and other stock-based awards. Under the 2013 Plan, 1.6 million shares of the Company's common stock have been reserved for issuance of awards. At June 30, 2014, 0.3 million shares were available for issuance under the 2013 Plan. In addition, in January 2014, eligible employees of the Company were able to begin participating in the FTD Amended and Restated 2013 Employee Stock Purchase Plan.

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

        The following table summarizes the non-cash stock-based compensation incurred under the 2013 Plan and the United Online stock-based compensation plans that has been included in the condensed consolidated statements of operations (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	$26	$16	$59	$31
Sales and marketing	644	462	1,160	874
General and administrative	1,231	490	2,344	928

Total stock-based compensation	$1,901	$968	$3,563	$1,833

        For the quarter ended and six months ended June 30, 2013, allocated expenses from United Online include stock-based compensation of $0.3 million and $0.5 million, respectively, for the employees of United Online whose cost of services were partially allocated to the Company. These costs are not reflected in the table above; however, these costs are included in general and administrative expenses in the condensed consolidated statements of operations. For additional information related to costs allocated to the Company by United Online, see Note 4—"Transactions with Related Parties."

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. INCOME TAXES

        The Company's effective income tax rate for the quarter and six months ended June 30, 2014 of 53% and 42%, respectively, was higher than the U.S. federal statutory tax rate of 35% primarily due to non-deductible costs related to the proposed acquisition of Provide Commerce from Liberty.

12. EARNINGS PER SHARE

        Certain of the Company's RSUs are considered participating securities because they contain a non-forfeitable right to dividends irrespective of whether dividends are actually declared or paid or the awards ultimately vest. Accordingly, the Company computes earnings per share pursuant to the two-class method in accordance with ASC 260, Earnings Per Share.

        The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Month Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$4,709	$5,469	$14,329	$14,775
Income allocated to participating securities	(109)	—	(312)	—

Net income attributable to common stockholders	$4,600	$5,469	$14,017	$14,775

Denominator:
Basic average common shares outstanding	18,932	18,584	18,905	18,584

Add: Dilutive effect of non-participating securities	38	—	45	—

Diluted average common shares outstanding	18,970	18,584	18,950	18,584

Basic earnings per common share	$0.24	$0.29	$0.74	$0.79

Diluted earnings per common share	$0.24	$0.29	$0.74	$0.79

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

        The diluted earnings per common share computations exclude stock options and RSUs which are antidilutive. Weighted-average antidilutive shares for the quarter and six months ended June 30, 2014 were 0.3 million and 0.2 million, respectively.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. RESTRUCTURING AND OTHER EXIT COSTS

        Restructuring and other exit costs were as follows (in thousands):

Accrued restructuring and other exit costs as of December 31, 2013	$166
Restructuring and other exit costs	287
Cash paid for restructuring and other exit costs	(362)

Accrued restructuring and other exit costs as of June 30, 2014	$91

        During the quarter ended June 30, 2014 the Company closed its remaining three concession stands located within garden centers in the U.K and incurred $0.3 million of restructuring and other exit costs. During the six months ended June 30, 2014, the Company paid $0.4 million of restructuring and other exit costs related to the closure of all six concession stands of which $0.2 million was accrued at December 31, 2013. The Company did not record or pay any restructuring and other exit costs during the quarter or six months ended June 30, 2013.

14. CONTINGENCIES—LEGAL MATTERS

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

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. CONTINGENCIES—LEGAL MATTERS (Continued)

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

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. CONTINGENCIES—LEGAL MATTERS (Continued)

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

        In 2010, FTD.COM and Classmates, Inc. (a wholly-owned subsidiary of United Online) received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that consists of the Attorneys General for the following states: Alabama, Alaska, Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, Nebraska, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, Texas, Vermont, and Washington. The primary focus of the inquiry concerns certain post-transaction sales practices in which these companies previously engaged with certain third-party vendors. In the second quarter of 2012, FTD.COM and Classmates, Inc. received an offer of settlement from the Multistate Work Group consisting of certain injunctive relief and the consideration of two areas of monetary relief: (1) restitution to consumers and (2) a $20 million payment by these companies for the violations alleged by the Multistate Work Group and to reimburse the Multistate Work Group for its investigation costs. FTD.COM and Classmates, Inc. rejected the Multistate Work Group's offer. FTD.COM and Classmates, Inc. have since had ongoing discussions with the Multistate Work Group regarding the non-monetary aspects of a negotiated resolution. In December 2013, FTD.COM and Classmates, Inc. proposed to the Multistate Work Group to resolve the matter without admitting liability by making a settlement payment of $2.2 million. On February 11, 2014, the Multistate Work Group responded to the companies' offer of $2.2 million with a counter offer of $17.5 million and restitution by Classmates, Inc. to a group of purchasers of its subscription services. FTD.COM and Classmates, Inc. rejected the Multistate Work Group's counter offer and on April 9, 2014 made a new proposal to the Multistate Work Group to resolve the matter without admitting liability by making a settlement payment of $4.2 million. On May 22, 2014, the

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. CONTINGENCIES—LEGAL MATTERS (Continued)

Multistate Work Group responded to the companies' offer of $4.2 million with a counter offer seeking a payment from FTD.COM and Classmates, Inc. of $14 million and $2 million (uncapped) restitution by Classmates, Inc. to a group of purchasers of its subscription services; however, to the extent the restitution claims exceed $2 million the $14 million payment would be reduced dollar for dollar up to a maximum credit of $4 million. FTD.COM and Classmates, Inc. rejected the Multistate Work Group's counter offer and on June 30, 2014 made a new proposal to the Multistate Work Group to resolve the matter without admitting liability by making a settlement payment of $5 million and $1 million (capped) restitution by Classmates, Inc. to a group of purchasers of its subscription services. On July 28, 2014, the Multistate Work Group responded to the companies' June 30, 2014 offer with a counter offer seeking a payment from FTD.COM and Classmates, Inc. of $12.5 million and restitution from Classmates, Inc. up to a maximum of $5 million; however, to the extent the restitution claims exceed $2 million the $12.5 million payment would be reduced dollar for dollar up to a maximum credit of $3 million. FTD.COM and Classmates, Inc. have not yet responded to the Multistate Work Group's latest counter offer. While the companies anticipate that settlement discussions will be ongoing, there can be no assurances as to the terms on which the companies and the Multistate Work Group may agree to settle this matter, or that any settlement of this matter may be reached. If no settlement is reached, certain Attorneys General of the Multistate Work Group may file litigation against FTD.COM and Classmates, Inc. and, in the event of litigation, FTD.COM intends to vigorously defend itself.

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

        In December 2008, Interflora, Inc. (in which the Company has a two-thirds ownership interest) and Interflora issued proceedings against Marks and Spencer plc ("Marks and Spencer") seeking injunctive relief, damages, interest, and costs in an action claiming infringement of U.K. trademark registration number 1329840 and European Community trademark registration number 909838, both for the word "Interflora". Marks and Spencer did not make a counterclaim. In July 2009, the High Court of Justice of England and Wales (the "High Court"), referred certain questions to the Court of Justice of European Union ("CJEU") for a preliminary ruling. In September 2011, the CJEU handed down its judgment on the questions referred by the High Court. In February 2012, the High Court scheduled the trial for April 2013. In September 2012, Interflora executed an indemnity agreement by which Interflora agreed to indemnify Interflora, Inc. against all losses and expenses arising out of this action which Interflora, Inc. may incur after July 10, 2012. The trial in this matter concluded in April 2013. In May 2013, the High Court ruled that Marks and Spencer infringed the Interflora trademarks. In June 2013, the High Court issued an injunction prohibiting Marks and Spencer from infringing the Interflora trademarks in specified jurisdictions and ordered Marks and Spencer to provide certain disclosures in order for damages to be quantified. The High Court granted Marks and Spencer permission to appeal the ruling. The appeal was heard by the Court of Appeal at a hearing held July 8-10, 2014 based both on those grounds on which permission had been granted by the High Court and certain additional grounds on which Marks and Spencer sought permission before the Court of Appeal. No date has been set to hand down judgment.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. CONTINGENCIES—LEGAL MATTERS (Continued)

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

        The Company records a liability when it believes that it is both probable that a loss will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate, (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At June 30, 2014 and December 31, 2013, the Company had reserves totaling $1.8 million and $0.8 million, respectively, for estimated losses related to certain of the matters noted above. With respect to the other legal matters described above, the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

15. SUPPLEMENTAL CASH FLOW INFORMATION

        The following table sets forth supplemental cash flow disclosures (in thousands):

	Six Months Ended June 30,
	2014	2013
Cash paid for interest	$2,352	$5,946
Cash paid for income taxes, net	10,055	13,478

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16. SUBSEQUENT EVENT

        On July 30, 2014, FTD entered into a stock purchase agreement (the "Stock Purchase Agreement") with Liberty and Provide Commerce pursuant to which the Company will acquire from Liberty all of the issued and outstanding shares of Provide Commerce's common stock (the "Acquisition") for an aggregate purchase price of $430 million. The purchase price consists of cash consideration of $121 million and 10.2 million shares (the "FTD Shares") of the Company's common stock. The stock portion of the purchase price consists of the number of shares of the Company's common stock that would equal 35% of the total number of shares issued and outstanding immediately following closing (based on the number of shares issued and outstanding on July 29, 2014), valued at the volume weighted average closing price of the Company's common stock for the ten trading days ended July 28, 2014. The Company incurred $1.7 million in transaction-related costs during the quarter ended June 30, 2014 associated with this proposed acquisition.

        The closing of the Acquisition is subject to various customary closing conditions, including regulatory approval and approval by the Company's stockholders of the issuance of the FTD Shares. The Stock Purchase Agreement contains customary representations and warranties made by each of the Company, Liberty and Provide Commerce and contains certain termination rights for both the Company and Liberty which provide that the parties must pay certain termination fees to the other under certain circumstances. The parties have also agreed that prior to the closing Liberty will separate, by means of a distribution, the RedEnvelope business from Provide Commerce.

        Concurrent with the closing of the Acquisition, Liberty and the Company will enter into an investor rights agreement governing certain rights of and restrictions on Liberty in connection with the shares of the Company's common stock Liberty will own following the Acquisition. In addition, the Company will increase the size of its board of directors from seven to eleven directors, with Liberty selecting four new directors for appointment to the board.

        Completion of the Acquisition is anticipated to occur by the end of 2014, although there can be no assurance the Acquisition will occur within the expected timeframe or at all.

        In connection with the signing of the Stock Purchase Agreement, the Company entered into a financing commitment letter (the "Commitment Letter") with Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Bank, National Association and Wells Fargo Securities, LLC (the "Lenders"). The Commitment Letter provides, subject to the terms and conditions set forth therein, for an advance under the 2013 Credit Agreement or a new backstop bank facility in connection with the closing of the Acquisition to be used to finance the cash portion of the Acquisition purchase price and a new term loan facility in an aggregate principal amount of $130 million, the proceeds of which will be used to repay outstanding revolving loans under the 2013 Credit Agreement or the new backstop bank facility, as applicable. The financing commitments of the Lenders are subject to certain conditions set forth in the Commitment Letter.

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

Recent Developments

        On July 30, 2014, we entered into a stock purchase agreement (the "Stock Purchase Agreement") with Liberty Interactive Corporation ("Liberty") under which we will acquire Liberty's Provide Commerce, Inc. ("Provide Commerce") floral and gifting businesses (the "Acquisition"). Under the terms of the $430 million transaction, Liberty will receive 10.2 million shares of our common stock, representing 35% of our shares issued and outstanding immediately following closing (based on the number of shares issued and outstanding on July 29, 2014), and $121 million in cash.

        Under the terms of the Stock Purchase Agreement, Provide Commerce's RedEnvelope business will be excluded from the Acquisition and retained by Liberty. We expect to complete the Acquisition by the end of 2014, although there can be no assurance the Acquisition will occur within the expected timeframe or at all. The closing of the Acquisition is subject to customary closing conditions, including regulatory approvals and the approval of our stockholders. The Stock Purchase Agreement contains certain termination rights for both us and Liberty.

        In connection with the signing of the Stock Purchase Agreement, we entered into a financing commitment letter (the "Commitment Letter") with Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Bank, National Association and Wells Fargo Securities, LLC (the "Lenders"). The Commitment Letter provides, subject to the terms and conditions set forth therein, for an advance under the 2013 Credit Agreement (as defined below) or a new backstop bank facility in connection with the closing of the Acquisition to be used to finance the cash portion of the Acquisition purchase price and a new term loan facility in an aggregate principal amount of

$130 million, the proceeds of which will be used to repay outstanding revolving loans under the 2013 Credit Agreement or the new backstop bank facility, as applicable. The financing commitments of the Lenders are subject to certain conditions set forth in the Commitment Letter.

        See Note 16—"Subsequent Event" of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this "Form 10-Q") for a further discussion of the Acquisition.

Separation from United Online

        Prior to November 1, 2013, FTD was a wholly-owned subsidiary of United Online. On November 1, 2013, United Online separated into two independent, publicly-traded companies: FTD Companies, Inc. and United Online, Inc. (the "Separation"). The Separation was consummated through a tax-free dividend involving the distribution of all shares of FTD Companies, Inc. common stock to United Online's stockholders. Following completion of the Separation, FTD Companies, Inc. became an independent, publicly-traded company on the NASDAQ Global Select Market utilizing the symbol "FTD".

        Following the Separation, United Online has no continuing ownership interest in FTD, however, as part of the Separation, FTD entered into various agreements with United Online, including The Separation and Distribution Agreement, The Transition Services Agreement, The Tax Sharing Agreement, and The Employee Matters Agreement. These agreements, which became effective on November 1, 2013, govern the relationship between United Online and the Company after the Separation, and set forth, among other things, the rights and obligations of FTD and United Online regarding the Separation including: the rights and obligations related to tax payments and the administration of tax matters post-Separation; transitional services to be provided by United Online after the Separation; the rights and authority of United Online to control and settle certain litigation as disclosed in Note 14—"Contingencies—Legal Matters" of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q; and the treatment of certain employee matters. The transition services were completed on April 15, 2014.

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

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except for average order values, average revenues per member, and average currency exchange rates)
Consolidated:
Consolidated revenues	$168,094	$164,279	$3,815	2%	$357,947	$354,562	$3,385	1%
Consumer:
Segment revenues(a)	$96,053	$98,260	$(2,207)	(2)%	$183,669	$191,272	$(7,603)	(4)%
Segment operating income	$10,588	$11,628	$(1,040)	(9)%	$18,678	$21,901	$(3,223)	(15)%
Consumer orders	1,342	1,425	(83)	(6)%	2,541	2,708	(167)	(6)%
Average order value	$67.55	$64.92	$2.63	4%	$68.27	$66.60	$1.67	3%
Florist:
Segment revenues(a)	$41,713	$41,365	$348	1%	87,823	$88,903	$(1,080)	(1)%
Segment operating income	$12,078	$12,318	$(240)	(2)%	$25,246	$25,910	$(664)	(3)%
Average revenues per member	$3,203	$3,011	$192	6%	$6,582	$6,365	$217	3%
International:
Segment revenues	$35,835	$30,472	$5,363	18%	$96,832	$85,454	$11,378	13%
Segment operating income	$3,533	$2,858	$675	24%	$11,567	$10,052	$1,515	15%
Consumer orders	535	496	39	8%	1,456	1,417	39	3%
Average order value (in GBP)	£33.08	£33.05	£0.03	—%	£33.33	£32.99	£0.34	1%
Average order value (in USD)	$55.68	$50.80	$4.88	10%	$55.55	$50.72	$4.83	10%
Average currency exchange rate: GBP to USD	1.68	1.54			1.67	1.54

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

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages and per share amounts)
Revenues	$168,094	$164,279	$3,815	2%	$357,947	$354,562	$3,385	1%
Operating expenses:
Cost of revenues	105,823	103,227	2,596	3%	229,312	225,477	3,835	2%
Sales and marketing	29,418	27,723	1,695	6%	59,946	58,010	1,936	3%
General and administrative	17,039	14,999	2,040	14%	32,937	29,114	3,823	13%
Amortization of intangible assets	4,429	6,396	(1,967)	(31)%	8,841	12,803	(3,962)	(31)%
Restructuring and other exit costs	287	—	287	N/A	287	—	287	N/A

Total operating expenses	156,996	152,345	4,651	3%	331,323	325,404	5,919	2%

Operating income	11,098	11,934	(836)	(7)%	26,624	29,158	(2,534)	(9)%
Interest expense, net	(1,243)	(3,017)	1,774	59%	(2,481)	(6,040)	3,559	59%
Other income, net	86	82	4	5%	472	240	232	97%

Income before income taxes	9,941	8,999	942	10%	24,615	23,358	1,257	5%
Provision for income taxes	5,232	3,530	1,702	48%	10,286	8,583	1,703	20%

Net income	$4,709	$5,469	$(760)	(14)%	$14,329	$14,775	$(446)	(3)%

Earnings per common share:
Basic	$0.24	$0.29	$(0.05)	(17)%	$0.74	$0.79	$(0.05)	(6)%

Diluted	$0.24	$0.29	$(0.05)	(17)%	$0.74	$0.79	$(0.05)	(6)%

Consolidated Revenues

        Consolidated revenues increased $3.8 million for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013. Foreign currency exchange rates favorably impacted revenues by $3.1 million during the quarter ended June 30, 2014. The increase in consolidated revenues was primarily due to a $5.4 million increase ($2.3 million in constant currency) in revenues from our International segment and a $0.3 million increase in revenues from our Florist segment, partially offset by a $2.2 million decrease in revenues from our Consumer segment (prior to intersegment eliminations).

        Consolidated revenues increased $3.4 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. Foreign currency exchange rates favorably impacted revenues by $7.5 million during the six months ended June 30, 2014. The increase in consolidated revenues was primarily due to a $11.4 million increase ($3.9 million in constant currency) in revenues from our International segment, partially offset by a $7.6 million decrease in revenues from our Consumer segment (prior to intersegment eliminations) and a $1.1 million decrease is revenues from our Florist segment.

Consolidated Cost of Revenues

        Consolidated cost of revenues increased $2.6 million for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013. Foreign currency exchange rates had a $2.2 million unfavorable impact on cost of revenues for the quarter ended June 30, 2014. The increase in consolidated cost of revenues was primarily due to a $4.0 million increase ($1.8 million in constant currency) in cost of revenues associated with our International segment and a $0.2 million increase in cost of revenues associated with our Florist segment, partially offset by a $1.9 million decrease in cost of revenues associated with our Consumer segment. Consolidated cost of revenues, as a percentage of consolidated revenues, remained consistent at 63% for the quarter ended June 30, 2014 and the quarter ended June 30, 2013.

        Consolidated cost of revenues increased $3.8 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. Foreign currency exchange rates had a $5.3 million unfavorable impact on cost of revenues for the six months ended June 30, 2014. The increase in consolidated cost of revenues was primarily due to a $8.6 million increase ($3.3 million in constant currency) in cost of revenues associated with our International segment, partially offset by a $4.8 million decrease in cost of revenues associated with our Consumer segment and a $0.4 million decrease in cost of revenues associated with our Florist segment. Consolidated cost of revenues, as a percentage of consolidated revenues, remained consistent at 64% for the six months ended June 30, 2014 and the six months ended June 30, 2013.

Consolidated Sales and Marketing

        Consolidated sales and marketing expenses increased $1.7 million during the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013. Foreign currency exchange rates had a $0.4 million unfavorable impact on sales and marketing for the quarter ended June 30, 2014. The increase in consolidated sales and marketing expenses was primarily due to a $0.8 million increase in our Consumer segment, a $0.3 million increase ($0.1 million decrease in constant currency) in our International segment, and a $0.1 million increase ($0.5 million excluding intersegment transactions) in our Florist segment. Consolidated sales and marketing expenses, as a percentage of consolidated revenues, was 18% for the quarter ended June 30, 2014 as compared to 17% for the quarter ended June 30, 2013.

        Consolidated sales and marketing expenses increased $1.9 million during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. Foreign currency exchange rates had a $0.9 million unfavorable impact on sales and marketing for the six months ended June 30, 2014. The increase in consolidated sales and marketing expenses was due to a $1.1 million increase ($0.2 million in constant currency) in our International segment, a $0.3 million increase in our Consumer segment, partially offset by a $0.4 million decrease ($0.3 million increase excluding intersegment transactions) in our Florist segment. Consolidated sales and marketing expenses, as a percentage of consolidated revenues, was 17% for the six months ended June 30, 2014 as compared to 16% for the six months ended June 30, 2013.

Consolidated General and Administrative

        Consolidated general and administrative expenses increased $2.0 million for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013, primarily due to $1.7 million in transaction-related costs incurred during the quarter ended June 30, 2014 associated with the proposed acquisition of Provide Commerce. Costs related to professional services fees, insurance, and technology-related expenses increased $1.3 million. Personnel-related costs increased $1.0 million primarily due to increased headcount, stock-based compensation, and other compensation costs. Much of these increased costs are associated with the operations of the Company as a stand-alone public company. Partially offsetting the increases described above for the quarter ended June 30, 2014 was a decrease of $1.4 million related to United Online direct and general corporate cost allocations which were incurred during the quarter ended June 30, 2013 while we were a wholly-owned subsidiary of United Online and a further decrease of $1.4 million related to costs incurred in conjunction with the Separation. In addition, during the quarter ended June 30, 2013 we received a $1.7 million interim award for reimbursement of legal fees in the Marks and Spencer litigation which reduced legal expenses during that period. Excluding such reimbursement, legal expenses during the quarter ended June 30, 2014 decreased $1.2 million, compared to the quarter ended June 30, 2013. Consolidated general and administrative expenses, as a percentage of consolidated revenues, remained consistent at 10% for the quarter ended June 30, 2014 and quarter ended June 30, 2013.

        Consolidated general and administrative expenses increased $3.8 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. We incurred $1.7 million in transaction-related costs associated with the proposed acquisition of Provide Commerce during the six months ended June 30, 2014. Costs related to professional services fees, insurance, and technology-related expenses increased $2.8 million. Personnel-related costs increased $2.6 million primarily due to increased headcount, stock-based compensation, and other compensation costs. In addition, depreciation expense increased $0.6 million. Much of these increased costs are associated with the operations of the Company as a stand-alone public company. The remaining increase in general and administrative expenses related primarily to an increase of $0.4 million in litigation and dispute settlement charges during the six months ended June 30, 2014. Partially offsetting the increases described above for the six months ended June 30, 2014 was a decrease of $3.0 million related to United Online direct and general corporate cost allocations which were incurred during the six months ended June 30, 2013 while we were a wholly-owned subsidiary of United Online, and a further decrease of $1.4 million of costs associated with the Separation. In addition, during the six months ended June 30, 2013 we received a $1.7 million interim award for reimbursement of legal fees in the Marks and Spencer litigation which reduced legal expenses during that period. Excluding such reimbursement, legal expenses during the six months ended June 30, 2014 decreased $1.8 million, compared to the six months ended June 30, 2013. Consolidated general and administrative expenses, as a percentage of consolidated revenues, was 9% for the six months ended June 30, 2014 as compared to 8% for the six months ended June 30, 2013.

Amortization of Intangible Assets

        Amortization of intangible assets decreased $2.0 million and $4.0 million for the quarter and six months ended June 30, 2014, compared to the quarter and six months ended June 30, 2013, respectively, primarily due to certain complete technology intangible assets becoming fully amortized during the third quarter of 2013.

Interest Expense, Net

        Net interest expense decreased $1.8 million and $3.6 million for the quarter and six months ended June 30, 2014, compared to the quarter and six months ended June 30, 2013, respectively, due to lower interest rates as a result of the refinancing of our credit facility in July 2013 and lower debt principal balances outstanding.

Provision for Income Taxes

        Our effective income tax rate was 53% and 42% for the quarter and six months ended June 30, 2014, respectively, compared to 39% and 37% for the quarter and six months ended June 30, 2013, respectively. The increase in our effective tax rate was primarily due to non-deductible costs related to the proposed acquisition of Provide Commerce.

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

CONSUMER SEGMENT

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages and average order values)
Segment revenues	$96,053	$98,260	$(2,207)	(2)%	$183,669	$191,272	$(7,603)	(4)%
Segment operating income	$10,588	$11,628	$(1,040)	(9)%	$18,678	$21,901	$(3,223)	(15)%
Key metrics and other financial data:
Consumer orders	1,342	1,425	(83)	(6)%	2,541	2,708	(167)	(6)%
Average order value	$67.55	$64.92	$2.63	4%	$68.27	$66.60	$1.67	3%
Segment operating margin	11%	12%			10%	11%

Consumer Segment Revenues

        Consumer segment revenues decreased $2.2 million, or 2%, for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013. The quarter benefited from a shift of the Easter holiday from the first quarter in 2013 to the second quarter in 2014. Compared to the prior year, consumer order volume declined 6% while average order value increased 4%.

        Consumer segment revenues decreased $7.6 million, or 4%, for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily driven by a 6% decrease in consumer order volume resulting from significant competitive advertising, the Friday timing of the Valentine's Day holiday, and adverse weather conditions across the U.S in the first quarter of 2014. The decrease was partially offset by a 3% increase in average order value.

Consumer Segment Operating Income

        Consumer segment operating income decreased $1.0 million, or 9%, for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013, as the revenue decrease of $2.2 million was partially offset by a $1.2 million decrease in operating expenses. Cost of revenues decreased $1.9 million primarily driven by a decrease in product and shipping costs associated with the lower revenues. In addition, sales and marketing expenses decreased $0.8 million due to lower order volume. Partially offsetting these decreases was an increase in sales and marketing expenses of $1.5 million, primarily due to higher cost marketing programs during the period. Consumer segment operating margin declined to 11% for the quarter ended June 30, 2014, compared to 12% for the quarter ended June 30, 2013.

        Consumer segment operating income decreased $3.2 million, or 15%, for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, as the revenue decrease of $7.6 million was partially offset by a $4.4 million decrease in operating expenses. Cost of revenues decreased $4.8 million primarily driven by a decrease in product and shipping costs associated with the lower revenues. In addition, sales and marketing expenses decreased $1.7 million due to lower order volume. Partially offsetting these decreases was an increase in sales and marketing expenses of $1.9 million, primarily due to higher cost marketing programs during the period. Consumer segment operating margin declined to 10% for the six months ended June 30, 2014, compared to 11% for the six months ended June 30, 2013.

FLORIST SEGMENT

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages and average revenues per member)
Segment revenues	$41,713	$41,365	$348	1%	$87,823	$88,903	$(1,080)	(1)%
Segment operating income	$12,078	$12,318	$(240)	(2)%	$25,246	$25,910	$(664)	(3)%
Key metrics and other financial data:
Average revenues per member	$3,203	$3,011	$192	6%	$6,582	$6,365	$217	3%
Segment operating margin	29%	30%			29%	29%

Florist Segment Revenues

        Florist segment revenues increased $0.3 million, or 1%, for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013. Services revenues increased $0.2 million due to a $0.4 million increase in order related revenues offset by a $0.2 million decrease in subscription and other services revenues. In addition, product revenues increased $0.2 million primarily due to an increase in sales of fresh flowers. Average revenues per member increased 6% to $3,203 for the quarter ended June 30, 2014, compared to $3,011 for the quarter ended June 30, 2013.

        Florist segment revenues decreased $1.1 million, or 1%, for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. Services revenues decreased $0.6 million due to a decrease in subscription and other services revenues. In addition, product revenues decreased $0.5 million primarily due to a $0.6 million decrease in sales of containers and floral related supplies to floral network members, partially offset by a $0.3 million increase in sales of fresh flowers. Average revenues per member increased 3% to $6,582 for the six months ended June 30, 2014, compared to $6,365 for the six months ended June 30, 2013.

Florist Segment Operating Income

        Florist segment operating income decreased $0.2 million, or 2%, for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013, as the $0.3 million increase in revenues was more than offset by a $0.5 million increase in operating expenses. Cost of revenues increased $0.2 million, primarily driven by the increase in revenues. The remaining increase in operating expenses primarily relates to the increase in marketing expenditures related to floral network orders. The Florist segment operating margin declined to 29% for the quarter ended June 30, 2014, compared to 30% for the quarter ended June 30, 2013.

        Florist segment operating income decreased $0.7 million, or 3%, for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, as the revenue decrease of $1.1 million was offset by a $0.4 million decrease in operating expenses. The Florist segment operating margin remained consistent at 29% for the six months ended June 30, 2014, compared to the six months ended June 30, 2013.

INTERNATIONAL SEGMENT

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages and average order values)
Segment revenues	$35,835	$30,472	$5,363	18%	$96,832	$85,454	$11,378	13%
Segment operating income	$3,533	$2,858	$675	24%	$11,567	$10,052	$1,515	15%
Key metrics and other financial data:
Consumer orders	535	496	39	8%	1,456	1,417	39	3%
Average order value (in GBP)	£33.08	£33.05	£0.03	—%	£33.33	£32.99	£0.34	1%
Average order value (in USD)	$55.68	$50.80	$4.88	10%	$55.55	$50.72	$4.83	10%
Segment operating margin	10%	9%			12%	12%
Average currency exchange rate: GBP to USD	1.68	1.54			1.67	1.54

        We present certain results from our International segment on a constant currency basis. Such constant currency information compares results between periods as if foreign currency exchange rates had remained constant period- over-period. We calculate constant currency by applying the foreign currency exchange rate for the prior period to the local currency results for the current period.

International Segment Revenues

        International segment revenues increased $5.4 million, or 18% ($2.3 million, or 7%, in constant currency), for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013. The increase in revenue was primarily due to an increase of $4.6 million in consumer order revenues ($2.0 million in constant currency) associated with the 8% increase in order volume and a $0.4 million increase ($0.3 million in constant currency) in wholesale product sales primarily related to fresh-cut flowers. Excluding the favorable impact of foreign currency exchange rates, average order value was flat for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013.

        International segment revenues increased $11.4 million, or 13% ($3.9 million, or 5%, in constant currency), for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The increase in revenue was primarily due to an increase of $9.0 million in consumer order revenues ($2.7 million in constant currency) associated with the 3% increase in order volume and the 10% increase in average order value (1% in constant currency). In addition, wholesale product sales increased $1.3 million ($1.2 million in constant currency) primarily related to incremental sales of fresh-cut flowers.

International Segment Operating Income

        International segment operating income increased $0.7 million, or 24% (13% in constant currency), for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013. Revenue increases of $5.4 million ($2.3 million in constant currency) were offset by a $4.7 million ($1.9 million in constant currency) increase in operating expenses. Cost of revenues increased $4.0 million ($1.8 million in constant currency) primarily driven by increased product costs related to the increase in revenues. Operating income for the quarter ended June 30, 2013 was positively impacted by an interim award of $1.7 million for the reimbursement of legal fees in the Marks and Spencer litigation. International segment operating margin increased to 10% for the quarter ended June 30, 2014, compared to 9% for the quarter ended June 30, 2013.

        International segment operating income increased $1.5 million, or 15% (6% in constant currency), for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. Revenue increases of $11.4 million ($3.9 million in constant currency) were offset by a $9.9 million ($3.3 million in constant currency) increase in operating expenses. Cost of revenues increased $8.6 million ($3.3 million in constant currency) primarily driven by increased product costs related to the increase in revenues. Sales and marketing expenses increased $1.1 million ($0.2 million in constant currency) primarily due to incremental advertising. Operating income for the six months ended June 30, 2013 was positively impacted by an interim award of $1.7 million for the reimbursement of legal fees in the Marks and Spencer litigation. International segment operating margin remained consistent at 12% for the six months ended June 30, 2014, compared to the six months ended June 30, 2013.

UNALLOCATED EXPENSES

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Unallocated expenses	$7,999	$6,295	$1,704	27%	$14,838	$11,477	$3,361	29%

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

        Unallocated expenses increased $1.7 million for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013, primarily related to $1.7 million in transaction-related costs incurred during the quarter ended June 30, 2014 associated with the proposed acquisition of Provide Commerce. In addition, personnel-related costs increased $1.1 million, primarily due to increased headcount, stock-based compensation, and other compensation costs. Costs related to insurance and professional services fees increased $1.1 million. Much of these increased costs are associated with the operations of the Company as a stand-alone public company. Restructuring and other exit costs of $0.3 million were incurred during the quarter ended June 30, 2014. Partially offsetting these increases for the quarter ended June 30, 2014 was a decrease of $1.3 million related to United Online direct and general corporate cost allocations incurred during the quarter ended June 30, 2013 while we were a wholly-owned subsidiary of United Online and a decrease of $1.4 million related to costs incurred during the quarter ended June 30, 2013 associated with the Separation.

        Unallocated expenses increased $3.4 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. During the six months ended June 30, 2014, we incurred $1.7 million in transaction-related costs associated with the proposed acquisition of Provide Commerce. In addition, personnel-related costs increased $2.6 million, primarily due to increased headcount, stock-based compensation, and other compensation costs. Costs related to insurance and professional services fees increased $2.2 million. Much of these increased costs are associated with the operations of the Company as a stand-alone public company. Litigation and dispute settlement charges increased $0.4 million, compared to the six months ended June 30, 2013, and restructuring and other exit costs of $0.3 million were incurred during the six months ended June 30, 2014. Partially offsetting these increases for the six months ended June 30, 2014 was a decrease of $2.8 million related to United Online direct and general corporate cost allocations incurred during the six months ended June 30, 2013 while we were a wholly-owned subsidiary of United Online and a decrease of $1.4 million related to costs incurred during the quarter ended June 30, 2013 associated with the Separation.

LIQUIDITY AND CAPITAL RESOURCES

2013 Credit Agreement

        On July 17, 2013, FTD Companies, Inc. entered into a new credit agreement (the "2013 Credit Agreement") with Interflora British Unit, certain wholly-owned domestic subsidiaries of FTD Companies, Inc. party thereto as guarantors, the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of America, N.A., as administrative agent for the lenders, which provides for a $350 million five-year revolving credit facility. On July 17, 2013, FTD Companies, Inc. drew $220 million of the new $350 million revolving credit facility and used this, together with approximately $19 million of its existing cash balance, to repay the outstanding balance under its prior credit agreement (the "2011 Credit Agreement") in full and pay fees and expenses related to the 2013 Credit Agreement. The 2011 Credit Agreement was terminated in connection with this repayment.

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

        The interest rate set forth in the 2013 Credit Agreement is either LIBOR plus a margin ranging from 1.50% per annum to 2.25% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.25% per annum, calculated according to the net leverage ratio of FTD Companies, Inc. and its subsidiaries. The initial base rate margin was 0.75% per annum and the initial LIBOR margin was 1.75% per annum. In addition, FTD Companies, Inc. pays a commitment fee ranging from 0.20% per annum to 0.35% per annum on the unused portion of the revolving credit facility. The interest rate (based on LIBOR) and commitment fee rate at June 30, 2014 was 1.98% and 0.25%, respectively. The 2013 Credit Agreement contains customary representations and warranties, events of default, affirmative covenants, and negative covenants, that, among other things, require FTD Companies, Inc. and its subsidiaries to maintain compliance with a maximum net leverage ratio and a minimum interest coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, asset sales, and our ability to incur additional debt and additional liens. FTD Companies, Inc. was in compliance with all covenants under the 2013 Credit Agreement at June 30, 2014. Under the terms of the 2013 Credit Agreement, FTD Companies, Inc. was generally restricted from transferring funds and other assets to United Online, with certain exceptions prior to the Separation in connection with the reimbursement of certain expenses.

        The degree to which our assets are leveraged and the terms of our debt could materially and adversely affect our ability to obtain additional capital, as well as the terms at which such capital might be offered to us. We currently expect to have sufficient liquidity to fulfill our interest payment obligations, at least in the next twelve months.

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

        Our total cash and cash equivalents balance increased by $15.3 million to $63.5 million at June 30, 2014, compared to $48.2 million at December 31, 2013. Our summary cash flows for the periods presented were as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$19,234	$15,036
Net cash used for investing activities	$(3,139)	$(4,067)
Net cash used for financing activities	$(1,031)	$(28,864)

        Net cash provided by operating activities increased by $4.2 million. Net cash provided by operating activities is driven by our net income adjusted for non-cash items including, but not limited to, depreciation and amortization, stock-based compensation, loss on extinguishment of debt, deferred taxes, and changes in working capital. The increase in net cash provided by operating activities was primarily due to a $7.4 million favorable change in working capital, partially offset by a decrease in non-cash items. The change in working capital primarily relates to the timing of vendor and income tax payments. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing, and other factors.

        Net cash used for investing activities decreased by $0.9 million due to a decrease in purchases of property and equipment. We currently anticipate that our total capital expenditures for 2014 will be approximately $10 million excluding the impact of the proposed acquisition of Provide Commerce. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities decreased by $27.8 million. The decrease in net cash used for financing activities was primarily due to $18.1 million in dividends paid to United Online and payment of $10.9 million of debt during the six months ended June 30, 2013. These decreases were partially offset by a payment of $1.8 million related to withholding taxes on vested restricted stock units during the six months ended June 30, 2014. The Company withholds shares to cover withholding taxes on vested restricted stock units and pays these taxes in cash.

        Based on our current projections, we expect to continue to generate positive cash flows from operations at least for the next twelve months. We may use our existing cash balances and future cash generated from operations to fund, among other things, working capital, stock repurchases, interest payments under the 2013 Credit Agreement, capital expenditures, and acquisitions.

        As discussed above under "Recent Developments," in connection with our entry into the Stock Purchase Agreement, we entered into the Commitment Letter with the Lenders, which provides for an advance under the 2013 Credit Agreement or a new backstop bank facility to be used to finance the cash portion of the Acquisition purchase price and a new term loan facility in an aggregate principal amount of $130 million, the proceeds of which will be used to repay outstanding revolving loans under the 2013 Credit Agreement or the new backstop bank facility, as applicable. We expect the financing under the Commitment Letter, together with cash balances, to be sufficient to provide the financing necessary to pay the cash portion of the purchase price under the Stock Purchase Agreement. The financing commitments of the lenders are subject to certain conditions set forth in the Commitment Letter.

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

        On February 27, 2014, our Board of Directors authorized a common stock repurchase program that allows us to repurchase up to $50 million of our common stock from time to time over a two-year period in both open market and privately negotiated transactions. The Company did not repurchase any shares under this program during the period ended June 30, 2014.

Contractual Obligations and Other Commitments

        There have been no material changes, outside the ordinary course of business, related to the Company's contractual obligations or other commitments as disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

        At June 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

        In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as codified in ASC 606. The amendments in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The amendments in this update require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. We are currently assessing the impact of this update on our consolidated financial statements.

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

 PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        For a description of our material pending legal proceedings, please refer to Note 14—"Contingencies—Legal Matters" of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in "Risk Factors" included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 with the exception of the following:

        Consummation of the Acquisition is subject to customary closing conditions. There are a variety of risks, contingencies and other uncertainties associated with the Acquisition that could result in the failure of the Acquisition to be consummated or, if consummated, that could have a material and adverse effect on our business, financial condition, results of operations, and cash flows.

        These risks, contingencies and other uncertainties include:

  •
  failure to satisfy required closing conditions to the Acquisition, including the failure to obtain necessary stockholder, regulatory or other approvals; the imposition of conditions to required regulatory approvals that are not anticipated, including conditions that could significantly reduce the anticipated benefits of the Acquisition; failure to consummate the Acquisition in a timely manner; the occurrence of any event, change or other circumstances that could give rise to the right of a party to terminate the Acquisition;

  •
  that we will continue to incur significant additional costs and expend significant additional time and effort prior to the closing of the Acquisition and if the Acquisition is delayed or not consummated, we may not be able to realize any benefit therefrom; possible distraction of our management from ongoing business operations due to the Acquisition or the integration of Provide Commerce following the Acquisition;

  •
  the effect of the announcement of the Acquisition on our and Provide Commerce's ability to retain customers and retain and hire key personnel, maintain relationships with suppliers, and on operating results and businesses generally;

  •
  that we may not be able to obtain the financing we intend to obtain in order to complete the Acquisition;

  •
  the effects of any litigation that may be commenced in connection with the Acquisition;

  •
  the impact of the issuance of our common stock as consideration in the Acquisition on our current stockholders, including dilution of their ownership and voting interests;

  •
  that we may not be able to achieve the synergies expected from the Acquisition, or that there may be delays in achieving any such synergies; and

  •
  failure to promptly and effectively integrate Provide Commerce, or that we may be required to expend significant additional resources in order to integrate Provide Commerce's businesses into ours.

        Additional information regarding the risks and uncertainties associated with the Acquisition will be contained in the proxy statement we will file in connection with the solicitation of approval of our stockholders of the issuance of our common stock in the Acquisition.

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

Date: August 12, 2014	FTD COMPANIES, INC. (Registrant)
	By:	/s/ BECKY A. SHEEHAN Becky A. Sheehan Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
2.1	Stock Purchase Agreement, by and among FTD Companies, Inc., Liberty Interactive Corporation and Provide Commerce, Inc., dated July 30, 2014		8-K/A	001-35901	7/31/2014
10.1	Form of Investor Rights Agreement, by and between Liberty Interactive Corporation and FTD Companies, Inc.		8-K/A	001-35901	7/31/2014
10.2

Commitment Letter, by and among Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC and FTD Companies, Inc., dated July 30, 2014

			8-K/A	001-35901	7/31/2014
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X