Form 10-Q
period 2014-09-30
FTD Companies, Inc.
filed 2014-11-13
CIK 1575360

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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

        There were 18,987,996 shares of the Registrant's common stock outstanding at November 10, 2014.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$62,783	$48,162
Accounts receivable, net of allowances of $8,814 and $8,757 at September 30, 2014 and December 31, 2013, respectively	25,794	25,493
Inventories	6,527	8,451
Deferred tax assets, net	9,427	5,359
Prepaid expenses	6,623	7,898

Total current assets	111,154	95,363
Property and equipment, net	29,911	32,254
Intangible assets, net	159,522	172,097
Goodwill	338,902	340,940
Other assets	17,139	14,610

Total assets	$656,628	$655,264

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,018	$53,266
Accrued liabilities	17,423	14,908
Accrued compensation	9,378	9,922
Deferred revenue	8,212	6,363
Income taxes payable	2,299	1,674
Current portion of long-term debt	15,000	—

Total current liabilities	86,330	86,133
Long-term debt	205,000	220,000
Deferred tax liabilities, net	52,224	55,823
Other liabilities	2,721	2,786

Total liabilities	346,275	364,742

Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, 5,000,000 shares, par value $0.0001, authorized; no shares issued and outstanding	—	—
Common stock, 60,000,000 shares, par value $0.0001, authorized; 18,949,011 and 18,829,454 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	309,318	304,870
Retained earnings	22,820	3,877
Accumulated other comprehensive loss	(21,787)	(18,227)

Total stockholders' equity	310,353	290,522

Total liabilities and stockholders' equity	$656,628	$655,264

The accompanying notes are an integral part of these
condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Products	$94,052	$88,633	$379,498	$370,980
Services	31,048	29,894	103,549	102,109

Total revenues	125,100	118,527	483,047	473,089
Operating expenses:
Cost of revenues—products	71,097	67,667	290,049	283,427
Cost of revenues—services	4,983	4,802	15,343	14,519
Sales and marketing	22,650	21,184	82,596	79,194
General and administrative	19,737	16,709	52,674	45,823
Amortization of intangible assets	2,777	5,721	11,618	18,524
Restructuring and other exit costs	(67)	—	220	—

Total operating expenses	121,177	116,083	452,500	441,487

Operating income	3,923	2,444	30,547	31,602
Interest income	144	153	442	496
Interest expense	(1,557)	(4,067)	(4,336)	(10,450)
Other (expense) income, net	(74)	25	398	265

Income (loss) before income taxes	2,436	(1,445)	27,051	21,913
Provision (benefit) for income taxes	(2,178)	(1,625)	8,108	6,958

Net income	$4,614	$180	$18,943	$14,955

Earnings per common share:
Basic earnings per share	$0.24	$0.01	$0.98	$0.80

Diluted earnings per share	$0.24	$0.01	$0.98	$0.80

The accompanying notes are an integral part of these
condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$4,614	$180	$18,943	$14,955
Other comprehensive (loss) income:
Foreign currency translation	(7,678)	8,336	(3,141)	4,503
Cash flow hedges:
Changes in net (losses) gains on derivatives, net of tax of $(3) and $(142) for the quarters ended September 30, 2014 and 2013 and $(268) and $183 for the nine months ended September 30, 2014 and 2013, respectively	(4)	(226)	(419)	286
Other hedges:
Changes in net (losses) gains on derivatives, net of tax of $(24) for the quarter ended September 30, 2013 and $39 for the nine months ended September 30, 2013	—	(37)	—	62

Other comprehensive (loss) income	(7,682)	8,073	(3,560)	4,851

Comprehensive (loss) income	$(3,068)	$8,253	$15,383	$19,806

The accompanying notes are an integral part of these
condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited, in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2013	18,829	$2	$304,870	$3,877	$(18,227)	$290,522
Net income	—	—	—	18,943	—	18,943
Other comprehensive loss	—	—	—	—	(3,560)	(3,560)
Stock-based compensation	—	—	5,509	—	—	5,509
Tax benefits from equity awards	—	—	387	—	—	387
Vesting of restricted stock units	108	—	—	—	—	—
Repurchases of common stock	—	—	(1,760)	—	—	(1,760)
Exercise of stock options and purchases from employee stock plans	12	—	312	—	—	312

Balance at September 30, 2014	18,949	$2	$309,318	$22,820	$(21,787)	$310,353

The accompanying notes are an integral part of these
condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$18,943	$14,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,297	25,151
Stock-based compensation	5,509	3,598
Provision for doubtful accounts receivable	1,342	1,200
Accretion of discounts and amortization of deferred financing and debt issue costs	598	664
Loss on extinguishment of debt	101	2,348
Non-cash allocations from parent company, net	—	715
Deferred taxes, net	(7,212)	(6,991)
Excess tax benefits from equity awards	(387)	(122)
Other, net	24	227
Changes in operating assets and liabilities:
Accounts receivable, net	(1,751)	(2,289)
Inventories	1,907	1,908
Other assets	1,447	371
Accounts payable and accrued liabilities	(17,562)	(25,040)
Deferred revenue	1,914	1,690
Income taxes payable	1,040	(4,424)
Intercompany payable to United Online, Inc.	—	1,267
Other liabilities	(106)	(660)

Net cash provided by operating activities	25,104	14,568

Cash flows from investing activities:
Purchases of property and equipment	(5,364)	(6,473)
Proceeds from sales of investments	—	124
Purchases of investments	—	(61)

Net cash used for investing activities	(5,364)	(6,410)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	200,000	220,000
Payments on long-term debt	(200,000)	(246,013)
Payments for debt issue costs	(3,806)	(2,924)
Exercise of stock options and purchases from employee stock plans	312	—
Repurchases of common stock	(1,760)	—
Excess tax benefits from equity awards	387	122
Dividends paid to United Online, Inc.	—	(18,201)

Net cash used for financing activities	(4,867)	(47,016)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(252)	(142)
Change in cash and cash equivalents	14,621	(39,000)
Cash and cash equivalents, beginning of period	48,162	67,347

Cash and cash equivalents, end of period	$62,783	$28,347

The accompanying notes are an integral part of these
condensed consolidated financial statements.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

        FTD Companies, Inc. (together with its subsidiaries, "FTD" or the "Company"), a Delaware corporation, through its operating subsidiaries, is a leading provider of floral, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions primarily in the United States ("U.S."), Canada, the United Kingdom ("U.K."), and the Republic of Ireland. The business uses the highly-recognized FTD® and Interflora® brands, both supported by the iconic Mercury Man logo. While the Company operates primarily in the U.S., Canada, the U.K., and the Republic of Ireland, the Company has worldwide presence as its Mercury Man logo is displayed in nearly 40,000 floral shops in approximately 150 countries. The Company's portfolio of brands also includes Flying Flowers, Flowers Direct, and Drake Algar in the U.K. FTD does not currently own or operate any retail locations, with the exception of one retail shop located in the U.K. While floral arrangements and plants are FTD's primary offerings, the Company also markets and sells gift items, including jewelry, chocolate dip delights™ and other sweets, gift baskets, wine and champagne, fruit, and spa products.

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

Separation from United Online

        Prior to November 1, 2013, FTD was a wholly-owned subsidiary of United Online, Inc. ("United Online"). On November 1, 2013, United Online separated into two independent, publicly-traded companies: FTD Companies, Inc. and United Online, Inc. (the "Separation"). The Separation was consummated through a tax-free dividend involving the distribution of all shares of FTD Companies, Inc. common stock (FTD common stock) to United Online's stockholders. Following completion of the Separation, FTD Companies, Inc. became an independent, publicly-traded company on the NASDAQ Global Select Market utilizing the symbol "FTD".

Proposed Acquisition

        On July 30, 2014, FTD entered into a stock purchase agreement (the "Stock Purchase Agreement") with Liberty Interactive Corporation ("Liberty") and Provide Commerce Inc. ("Provide Commerce") pursuant to which the Company will acquire from Liberty all of the issued and outstanding shares of Provide Commerce's common stock (the "Acquisition") for an aggregate purchase price of approximately $430 million. The purchase price consists of $121 million in cash and 10.2 million shares of FTD common stock, which is the number of shares that would equal 35% of the post-closing issued and outstanding shares of FTD common stock (based on the number of shares issued and outstanding on July 29, 2014). On September 4, 2014 FTD received notice of early

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the proposed Acquisition. Termination of the waiting period satisfies one of the conditions required for completion of the Acquisition. The closing of the Acquisition is subject to customary closing conditions, including the approval of FTD stockholders of the issuance of shares of FTD common stock in connection with the Acquisition. The definitive proxy statement related to the special meeting of our stockholders to be held on December 11, 2014 to obtain this approval was filed with the U.S. Securities and Exchange Commission (the "SEC") on November 3, 2014. The Company expects the Acquisition to be completed by January 1, 2015, although there can be no assurance that the Acquisition will occur within the expected timeframe or at all. The Stock Purchase Agreement contains certain termination rights for both FTD and Liberty.

Basis of Presentation

        These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), including those for interim financial information, and with the instructions for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. Significant intercompany accounts and transactions, other than those with the Company's former parent, United Online, have been eliminated in consolidation. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial position and operating results for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for any future periods. The condensed consolidated balance sheet information at December 31, 2013, was derived from the Company's audited consolidated financial statements, included in the Company's Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 2013, but does not include all of the disclosures required by GAAP.

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

Recent Accounting Pronouncements

        In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, as codified in FASB Accounting Standards Codification ("ASC") 740, Income Taxes. The amendments in this update state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

        Below is a reconciliation of segment revenues to consolidated revenues (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Products revenues:
Consumer	$54,714	$52,820	$238,383	$244,092
Florist	10,123	10,606	37,023	37,977
International	32,381	28,291	117,454	102,912

Segment products revenues	$97,218	$91,717	$392,860	$384,981
Services revenues:
Florist	$26,115	$25,477	$87,038	$87,009
International	4,998	4,472	16,757	15,305

Segment services revenues	31,113	$29,949	103,795	$102,314
Intersegment eliminations	(3,231)	(3,139)	(13,608)	(14,206)

Consolidated revenues	$125,100	$118,527	$483,047	$473,089

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. SEGMENT INFORMATION (Continued)

        Intersegment revenues represent amounts charged from one segment to the other for services provided based on order volume at a set rate per order. Intersegment revenues were as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Intersegment revenues:
Consumer	$(3,166)	$(3,084)	$(13,362)	$(14,001)
Florist	(65)	(55)	(246)	(205)

Total intersegment revenues	$(3,231)	$(3,139)	$(13,608)	$(14,206)

        Below is a reconciliation of segment operating income to consolidated operating income and income before income taxes (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment operating income(a):
Consumer	$5,060	$5,361	$23,738	$27,262
Florist	10,660	10,094	35,906	36,004
International	3,763	3,508	15,330	13,560

Total segment operating income	19,483	18,963	74,974	76,826
Unallocated expenses(b)	(10,292)	(8,596)	(25,130)	(20,073)
Depreciation expense and amortization of intangible assets	(5,268)	(7,923)	(19,297)	(25,151)

Operating income	3,923	2,444	30,547	31,602
Interest expense, net	(1,413)	(3,914)	(3,894)	(9,954)
Other (expense) income, net	(74)	25	398	265

Income (loss) before income taxes	$2,436	$(1,445)	$27,051	$21,913

(a)
Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges or gains, transaction-related costs, and restructuring and other exit costs. Stock-based compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income (expense).

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

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. SEGMENT INFORMATION (Continued)

        Geographic revenues to external customers were as follows for the periods presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
U.S.	$87,721	$85,764	$348,836	$354,872
U.K.	37,379	32,763	134,211	118,217

Consolidated revenues	$125,100	$118,527	$483,047	$473,089

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

	September 30, 2014	December 31, 2013
U.S.	$39,285	$38,439
U.K.	7,765	8,425

Total long-lived assets	$47,050	$46,864

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

        Credit quality of financing receivables was as follows (in thousands):

	September 30, 2014	December 31, 2013
Current	$11,091	$11,649
Past due	3,254	3,295

Total	$14,345	$14,944

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. BALANCE SHEET COMPONENTS (Continued)

        The aging of past due financing receivables was as follows (in thousands):

	September 30, 2014	December 31, 2013
1 - 150 days past due	202	169
151 - 364 days past due	151	159
365 - 730 days past due	236	335
731 or more days past due	2,665	2,632

Total	$3,254	$3,295

        Financing receivables on nonaccrual status at September 30, 2014 and December 31, 2013 totaled $3.3 million and $3.4 million, respectively.

        The allowance for credit losses and the recorded investment in financing receivables were as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Allowance for credit losses:
Balance at January 1	$3,213	$3,464
Provision	178	74
Write-offs charged against allowance	(216)	(237)

Balance at September 30	$3,175	$3,301

Ending balance collectively evaluated for impairment	$3,157	$3,297

Ending balance individually evaluated for impairment	$18	$4

Recorded investments in financing receivables:
Balance collectively evaluated for impairment	$3,294	$3,414

Balance individually evaluated for impairment	$11,051	$11,845

        Individually evaluated impaired loans, including the recorded investment in such loans, the unpaid principal balance, and the allowance related to such loans, each totaled less than $0.1 million at both September 30, 2014 and December 31, 2013. The average recorded investment in such loans was less than $0.1 million in each of the nine months ended September 30, 2014 and 2013. Interest income recognized on impaired loans was less than $0.1 million in each of the nine months ended September 30, 2014 and 2013.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. BALANCE SHEET COMPONENTS (Continued)

Property and Equipment

        Property and equipment consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Land and improvements	$1,623	$1,628
Buildings and improvements	16,243	16,168
Computer equipment	22,270	20,545
Computer software	33,002	29,977
Furniture and fixtures	3,808	3,958

	76,946	72,276
Accumulated depreciation	(47,035)	(40,022)

Total	$29,911	$32,254

        Depreciation expense, including the amortization of leasehold improvements, was $2.5 million and $2.2 million for the quarters ended September 30, 2014 and 2013, respectively, and $7.7 million and $6.6 million for the nine months ended September 30, 2014 and 2013, respectively.

4. TRANSACTIONS WITH RELATED PARTIES

Transactions with United Online-Prior to Separation

        Prior to the Separation, the condensed consolidated financial statements include direct costs of the Company incurred by United Online on the Company's behalf and allocations of certain general corporate costs incurred by United Online. Direct costs include finance, legal, human resources, technology development, and other services and were determined based on the level of services expended by United Online for services provided to the Company. General corporate costs include, without limitation, executive oversight, accounting, internal audit, treasury, tax, and legal. The allocations of these general corporate costs were based primarily on estimated time incurred and/or activities associated with the Company. Management believes the allocations of these corporate costs from United Online were reasonable and does not believe the Company's costs would have been significantly different on a stand-alone basis prior to the Separation. However, the allocated costs may not include all of the costs that would have been incurred had the Company been a stand-alone company during the periods prior to the Separation, and accordingly, the Company's condensed consolidated financial statements may not reflect the financial position, results of operations, and cash flows had the Company been a stand-alone company during the periods prior to the Separation.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. TRANSACTIONS WITH RELATED PARTIES (Continued)

        Costs incurred and allocated by United Online were included in the condensed consolidated statements of operations as follows (in thousands):

	Quarter Ended	Nine Months Ended
	September 30, 2013
Cost of revenues—products	$62	$242
Cost of revenues—services	112	495
Sales and marketing	28	89
General and administrative	4,839	10,516

Total allocated expenses	$5,041	$11,342

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

        In addition, in the nine months ended September 30, 2013, a dividend totaling $18.2 million was declared by FTD Companies, Inc. and paid to United Online, of which $3.2 million represented reimbursement for certain equity-related compensation expenses, as defined and permitted under the terms of the 2011 Credit Agreement (as defined in Note 6—"Financing Arrangements").

        Transactions with United Online for the nine months ended September 30, 2013, including both direct and general corporate costs discussed above, are summarized as follows (in thousands):

Cash transactions:
Dividends paid	$18,201
Allocated expenses settled in cash	8,743
Non-cash transactions:
Stock-based compensation and tax benefits from equity awards	3,776
Allocated expenses not settled in cash, net	715

Transactions with United Online—Post-Separation

        In connection with the Separation, FTD entered into various agreements with United Online, including The Separation and Distribution Agreement, The Transition Services Agreement, The Tax Sharing Agreement, and The Employee Matters Agreement. These agreements, which became effective on November 1, 2013, govern the relationship between United Online and the Company after the Separation, and set forth, among other things, the rights and obligations of FTD and United Online regarding the Separation including: the rights and obligations related to tax payments and the administration of tax matters post-Separation; transitional services to be provided by United Online after the Separation; the rights and authority of United Online to control and settle certain litigation as disclosed in Note 14—"Contingencies—Legal Matters;" and the treatment of certain employee matters. The transition services were completed on April 15, 2014.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. TRANSACTIONS WITH RELATED PARTIES (Continued)

The I.S. Group Limited

        Interflora holds a 20.4% investment in The I.S. Group Limited ("I.S. Group"), which totaled $1.8 million and $1.6 million at September 30, 2014 and December 31, 2013, respectively, and is included in other assets in the condensed consolidated balance sheets. The share of equity earnings was not material for separate presentation in these condensed consolidated financial statements. I.S. Group supplies floral-related products to Interflora's floral network members in both the U.K. and the Republic of Ireland as well as to other customers. Interflora derives revenues from I.S. Group from (i) the sale of products (sourced from third-party suppliers) to I.S. Group for which revenue is recognized on a gross basis, (ii) the sale of products (sourced from a subsidiary of I.S. Group) to I.S. Group for which revenue is recognized on a net basis, (iii) commissions on products sold by I.S. Group (sourced from third-party suppliers) to floral network members, and (iv) commissions for acting as a collection agent on behalf of I.S. Group. Revenues related to products sold to and commissions earned from I.S. Group were $0.7 million and $0.6 million in the quarters ended September 30, 2014 and 2013, respectively, and $2.3 million and $2.1 million for the nine months ended September 30, 2014 and 2013, respectively. In addition, Interflora purchases products from I.S. Group for sale to consumers. The cost of revenues related to products purchased from I.S. Group was less than $0.1 million in the quarters ended September 30, 2014 and 2013, and was $0.2 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively. Amounts due from I.S. Group were $0.5 million at both September 30, 2014, and December 31, 2013 and amounts payable to I.S. Group were $1.4 million at both September 30, 2014 and December 31, 2013.

5. GOODWILL, INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS

Goodwill

        The changes in the net carrying amount of goodwill for the nine months ended September 30, 2014 were as follows (in thousands):

	Consumer Segment	Florist Segment	International Segment	Total
Goodwill at December 31, 2013	$133,226	$109,651	$98,063	$340,940
Foreign currency translation	—	—	(2,038)	(2,038)

Goodwill at September 30, 2014	$133,226	$109,651	96,025	338,902

        In 2008, the Company recorded an impairment charge of $116.3 million. The table above reflects the Company's goodwill balances net of this accumulated impairment charge. The gross goodwill balance was $455.2 million at September 30, 2014.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. GOODWILL, INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS (Continued)

Intangible Assets

        Intangible assets are primarily related to the acquisition of the Company by United Online in August 2008 and consist of the following (in thousands):

	September 30, 2014			December 31, 2013
	Gross Value	Accumulated Amortization	Net	Gross Value	Accumulated Amortization	Net
Complete technology	$41,815	$(41,714)	$101	$41,959	$(41,761)	$198
Customer contracts and relationships	105,974	(105,669)	305	106,409	(94,679)	11,730
Trademarks and trade names	159,359	(243)	159,116	160,340	(171)	160,169

Total	$307,148	$(147,626)	$159,522	$308,708	$(136,611)	$172,097

        The Company's trademarks and trade names are primarily indefinite-lived for which there is no associated amortization expense or accumulated amortization. At September 30, 2014 and December 31, 2013, such indefinite-lived assets, after impairment and foreign currency translation adjustments, totaled $158.4 million and $159.3 million, respectively.

        Estimated future intangible assets amortization expense at September 30, 2014 was as follows (in thousands):

October - December 2014	$154
Year ending December 31, 2015	334
Year ending December 31, 2016	142
Year ending December 31, 2017	102
Year ending December 31, 2018	101
Year ending December 31, 2019	101
Thereafter	234

Total	$1,168

6. FINANCING ARRANGEMENTS

Amended and Restated Credit Agreement

        On July 17, 2013, FTD Companies, Inc. entered into a credit agreement (the "2013 Credit Agreement") with Interflora, certain wholly-owned domestic subsidiaries of FTD Companies, Inc. party thereto as guarantors, the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of America, N.A., as administrative agent (in such capacity, the "Administrative Agent"), which provided for a $350 million five-year revolving credit facility. On July 17, 2013, FTD Companies, Inc. drew $220 million of the new $350 million revolving credit facility and used this, together with approximately $19 million of its existing cash balance, to repay amounts outstanding under the 2011 Credit Agreement (as defined below) in full and pay fees and expenses related to the 2013 Credit Agreement. The 2011 Credit Agreement was terminated in connection with the entry into the 2013 Credit Agreement.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. FINANCING ARRANGEMENTS (Continued)

        In connection with the signing of the Stock Purchase Agreement relating to the Acquisition, the Company entered into a financing commitment letter (the "Commitment Letter"). Pursuant to the terms of the Commitment Letter, on September 19, 2014, the Company entered into an amendment to the 2013 Credit Agreement (the "Credit Agreement Amendment"), with Interflora, the guarantors party thereto, the lenders party thereto (the "Lenders"), and the Administrative Agent. The Credit Agreement Amendment amended and restated the 2013 Credit Agreement in its entirety (as amended and restated, the "Amended and Restated Credit Agreement"). Among other things, the Amended and Restated Credit Agreement provides for a term loan in an aggregate principal amount of $200 million and sets forth the terms and conditions under which a revolving loan advance (the "Acquisition Advance") would be made available to finance the cash portion of the Acquisition purchase price.

        The proceeds of the term loan were used to repay a portion of outstanding revolving loans under the Amended and Restated Credit Agreement. The commitments of the Lenders to fund the Acquisition Advance are subject to certain limited conditions set forth in the Amended and Restated Credit Agreement.

        The obligations under the Amended and Restated Credit Agreement are guaranteed by certain of FTD Companies, Inc.'s wholly-owned domestic subsidiaries (together with FTD Companies, Inc., the "U.S. Loan Parties"). In addition, the obligations under the Amended and Restated Credit Agreement are secured by a lien on substantially all of the assets of the U.S. Loan Parties, including a pledge of all of the outstanding capital stock of certain direct subsidiaries of the U.S. Loan Parties (except with respect to foreign subsidiaries and certain domestic subsidiaries whose assets consist primarily of foreign subsidiary equity interests, in which case such pledge is limited to 66% of the outstanding capital stock).

        The interest rates applicable to borrowings under the Amended and Restated Credit Agreement are based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to the Company's net leverage ratio. The initial base rate margin was 0.75% per annum and the initial LIBOR margin was 1.75% per annum. In addition, the Company pays a commitment fee ranging from 0.20% per annum to 0.40% per annum on the unused portion of the revolving credit facility. The interest rates (based on LIBOR) at September 30, 2014 under the term loan and the revolving credit facility were 1.98% and 1.90%, respectively. The commitment fee rate at September 30, 2014 was 0.25%. The Amended and Restated Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, that, among other things, require the Company to maintain compliance with a maximum net leverage ratio and a minimum consolidated fixed charge coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, and asset sales, and the Company's ability to incur additional debt and additional liens.

        The term loan is subject to quarterly amortization payments and customary mandatory prepayments under certain conditions. The outstanding balance of the term loan and all amounts outstanding under the revolving credit facility are due upon maturity in September 2019. The future

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. FINANCING ARRANGEMENTS (Continued)

minimum principal payments through the maturity date of the Amended and Restated Credit Agreement were as follows at September 30, 2014 (in thousands):

Year Ending December 31
2015	$20,000
2016	20,000
2017	20,000
2018	20,000
2019	140,000

Total	$220,000

        At September 30, 2014, the remaining borrowing capacity under the Amended and Restated Credit Agreement, which was reduced by $1.3 million in outstanding letters of credit, was $328.7 million, of which $121 million was designated to fund the Acquisition Advance.

2011 Credit Agreement

        Prior to entering into the 2013 Credit Agreement, the Company had outstanding debt under the 2011 Credit Agreement. On September 10, 2011, FTD Group entered into a credit agreement (the "2011 Credit Agreement") with Wells Fargo Bank, National Association, as Administrative Agent for the lenders, to refinance its previously outstanding credit facility. The 2011 Credit Agreement provided FTD Group with a $315 million senior secured credit facility consisting of (i) a $265 million seven-year term loan (the "2011 Term Loan") and (ii) a $50 million five-year revolving credit facility (the "2011 Revolving Credit Facility"), and certain other financial accommodations, including letters of credit.

        The interest rates on both the 2011 Term Loan and the 2011 Revolving Credit Facility under the 2011 Credit Agreement were either a base rate plus 2.5% per annum, or LIBOR plus 3.5% per annum (with a LIBOR floor of 1.25% in the case of the 2011 Term Loan and step downs in the LIBOR margin on the 2011 Revolving Credit Facility depending on FTD Group's net leverage ratio). In addition, there was a commitment fee, which was equal to 0.45% per annum on the unused portion of the 2011 Revolving Credit Facility.

        The refinancing of both the 2013 Credit Agreement and the 2011 Credit Agreement were accounted for in accordance with ASC 470, Debt. Losses on extinguishment of debt of $0.1 million and $2.3 million were recorded in interest expense in connection with the refinancing of the 2013 Credit Agreement and the 2011 Credit Agreement during the quarters ended September 30, 2014 and September 30, 2013, respectively.

7. DERIVATIVE INSTRUMENTS

        In March 2012, the Company entered into forward starting interest rate cap instruments based on 3-month LIBOR that are effective from January 2015 to June 2018 and have aggregated notional values totaling $130 million. The interest rate cap instruments are designated as cash flow hedges against expected future cash flows attributable to future 3-month LIBOR interest payments on a portion of the Company's outstanding borrowings. The gains or losses on the instruments are reported in other comprehensive income to the extent that they are effective and will be reclassified into

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. DERIVATIVE INSTRUMENTS (Continued)

earnings when the expected future cash flows, beginning in January 2015 through June 2018 and attributable to future 3-month LIBOR interest payments, are recognized in earnings.

        The estimated fair values and notional values of outstanding derivative instruments were as follows (in thousands):

		Estimated Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
	Balance Sheet Location	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Derivative Assets:
Interest rate caps	Other assets	$557	$1,244	$130,000	$130,000
Forward foreign currency exchange contracts	Other assets	$2	$—	$2,430	$—

        The Company recognized the following gains (losses) from derivatives, before tax, in other comprehensive loss (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate caps	$(7)	$(368)	$(687)	$469
Derivatives Designated as Net Investment Hedging Instruments:
Forward foreign currency exchange contracts	$—	$(61)	$—	$101

        The effective portion, before tax effect, of the Company's interest rate caps designated as cash flow hedging instruments was $1.4 million and $0.7 million at September 30, 2014 and December 31, 2013, respectively. No amounts were reclassified out of accumulated other comprehensive loss during the nine months ended September 30, 2014. There was no ineffectiveness related to the Company's forward foreign currency exchange contracts designated as net investment hedging instruments for the nine months ended September 30, 2013.

        In September 2014, the Company entered into a forward foreign currency exchange contract, notional value of $2.4 million, which was not designated as a hedging instrument. Accordingly, gains and losses related to changes in the fair value of such contract are reflected in other income (expense) in the condensed consolidated statement of operations for the quarter ended September 30, 2014.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. FAIR VALUE MEASUREMENTS

        The following table presents estimated fair values of financial assets and derivative instruments that were required to be measured at fair value on a recurring basis (in thousands):

	September 30, 2014			December 31, 2013
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Money market funds	$61,333	$61,333	$—	$46,736	$46,736	$—
Derivative assets	559	—	559	1,244	—	1,244

Total	$61,892	$61,333	$559	$47,980	$46,736	$1,244

        The Company estimated the fair value of its long-term debt using a discounted cash flow approach that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimated credit spread. The Company estimated a credit spread of 1.8% and 2.4% at September 30, 2014 for its term loan and revolving credit facility, respectively, and estimated a credit spread of 2.0% at December 31, 2013 for the revolving credit facility. The resulting yield-to-maturity estimate for the term loan and the revolving credit facility was 3.6% and 4.2%, respectively, at September 30, 2014 and was 3.5% for the revolving credit facility at December 31, 2013. The table below summarizes the carrying amounts and estimated fair values for long-term debt (in thousands):

	September 30, 2014		December 31, 2013
		Estimated Fair Value		Estimated Fair Value
	Carrying Amount		Carrying Amount
		Level 2		Level 2
Total debt	$220,000	$220,000	$220,000	$220,658

        Fair value approximates the carrying amount of financing receivables because such receivables are discounted at a rate comparable to market. Fair values of cash and cash equivalents, short-term accounts receivable, accounts payable, and accrued liabilities approximate their carrying amounts because of their short-term nature.

9. STOCKHOLDERS' EQUITY

Common Stock Repurchases

        On February 27, 2014, the Company's Board of Directors authorized a common stock repurchase program (the "Program") that allows FTD Companies, Inc. to repurchase up to $50 million of FTD common stock from time to time over a two-year period in both open market and privately negotiated transactions. As of September 30, 2014, the Company had not repurchased any shares under the Program.

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

(Unaudited)

9. STOCKHOLDERS' EQUITY (Continued)

under the Program. The Company then pays the minimum statutory withholding taxes in cash. During the nine months ended September 30, 2014, 164,786 RSUs vested for which 57,200 shares were withheld to cover the minimum statutory withholding taxes of $1.8 million.

10. INCENTIVE COMPENSATION PLANS

        The FTD Companies, Inc. Amended and Restated 2013 Incentive Compensation Plan (the "2013 Plan"), which became effective upon the Separation, authorizes the granting of awards to employees and non-employee directors, including stock options, stock appreciation rights, RSUs and other stock-based awards. Under the 2013 Plan, 1.6 million shares of FTD common stock have been reserved for issuance of awards. At September 30, 2014, 0.3 million shares were available for issuance under the 2013 Plan. In addition, in January 2014, eligible employees of the Company were able to begin participating in the FTD Amended and Restated 2013 Employee Stock Purchase Plan (the "ESPP"). On October 30, 2014, the FTD Board of Directors approved the termination of the ESPP, which termination will be effective as of May 1, 2015, following the close of the six-month purchase interval under the ESPP that ends on April 30, 2015.

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

        The following table summarizes the non-cash stock-based compensation incurred under the 2013 Plan and the United Online stock-based compensation plans that has been included in the condensed consolidated statements of operations (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$39	$11	$98	$42
Sales and marketing	668	475	1,828	1,349
General and administrative	1,239	500	3,583	1,428

Total stock-based compensation	$1,946	$986	$5,509	$2,819

        For the quarter and nine months ended September 30, 2013, allocated expenses from United Online include stock-based compensation of $0.3 million and $0.8 million, respectively, for the employees of United Online whose cost of services were partially allocated to the Company. These

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. INCENTIVE COMPENSATION PLANS (Continued)

costs are not reflected in the table above; however, these costs are included in general and administrative expenses in the condensed consolidated statements of operations. For additional information related to costs allocated to the Company by United Online, see Note 4—"Transactions with Related Parties."

11. INCOME TAXES

        The Company recorded a $2.2 million tax benefit for the quarter ended September 30, 2014 on pre-tax income of $2.4 million. The benefit resulted primarily from the release of $2.8 million of the valuation allowance related to foreign tax credits during the quarter, partially offset by the treatment of non-deductible costs related to the Acquisition.

        The Company's effective income tax rate for the nine months ended September 30, 2014 of 30% was lower than the U.S. federal statutory tax rate of 35% primarily due to the reduction in the valuation allowance during the period, partially offset by the treatment of non-deductible costs related to the Acquisition.

12. EARNINGS PER SHARE

        Certain of the Company's RSUs are considered participating securities because they contain a non-forfeitable right to dividends, irrespective of whether dividends are actually declared or paid or the awards ultimately vest. Accordingly, the Company computes earnings per share pursuant to the two-class method in accordance with ASC 260, Earnings Per Share.

        The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$4,614	$180	$18,943	$14,955
Income allocated to participating securities	(108)	—	(420)	—

Net income attributable to common stockholders	$4,506	$180	$18,523	$14,955

Denominator:
Basic average common shares outstanding	18,949	18,584	18,921	18,584

Add: Dilutive effect of non-participating securities	63	—	51	—

Diluted average common shares outstanding	19,012	18,584	18,972	18,584

Basic earnings per common share	$0.24	$0.01	$0.98	$0.80

Diluted earnings per common share	$0.24	$0.01	$0.98	$0.80

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. EARNINGS PER SHARE (Continued)

        Immediately prior to the Separation, the authorized shares of FTD Companies, Inc. capital stock were increased from 10,000 to 65,000,000, divided into 60,000,000 shares of FTD common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. The 10,000 shares of FTD common stock, par value $0.01 per share, that were previously issued and outstanding were, upon the Separation, automatically reclassified as and became 18,583,927 shares of FTD common stock, par value $0.0001 per share. In connection with the Separation, on November 1, 2013, holders of United Online common stock received one share of FTD common stock for every five shares of United Online common stock held on October 10, 2013, the record date. The same number of shares was used to calculate basic and diluted earnings per share for the periods prior to the Separation since no FTD stock-based awards were outstanding prior to the Separation.

        The diluted earnings per common share computations exclude stock options and RSUs, which are antidilutive. Weighted-average antidilutive shares for the quarter and nine months ended September 30, 2014 were 0.3 million and 0.2 million, respectively.

13. RESTRUCTURING AND OTHER EXIT COSTS

        Restructuring and other exit costs were as follows (in thousands):

Accrued restructuring and other exit costs at December 31, 2013	$166
Restructuring and other exit costs	220
Cash paid for restructuring and other exit costs	(370)
Other	(16)

Accrued restructuring and other exit costs at September 30, 2014	$—

        During the nine months ended September 30, 2014, the Company paid $0.4 million of restructuring and other exit costs related to the closure of all six concession stands located within garden centers in the U.K. of which $0.2 million was accrued at December 31, 2013. The Company did not record or pay any restructuring and other exit costs during the nine months ended September 30, 2013.

14. CONTINGENCIES—LEGAL MATTERS

        In 2010, FTD.COM and Classmates, Inc. (a wholly-owned subsidiary of United Online) received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that consists of the Attorneys General for the following states: Alabama, Alaska, Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, Nebraska, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, Texas, Vermont, Washington, and Wisconsin. The primary focus of the inquiry concerns certain post-transaction sales practices in which these companies previously engaged with certain third-party vendors. In the second quarter of 2012, FTD.COM and Classmates, Inc. received an offer of settlement from the Multistate Work Group consisting of certain injunctive relief and the consideration of two areas of monetary relief: (1) restitution to consumers and (2) a $20 million payment by these companies for the violations alleged by the Multistate Work Group and to reimburse the Multistate Work Group for its investigation costs. FTD.COM and

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. CONTINGENCIES—LEGAL MATTERS (Continued)

Classmates, Inc. rejected the Multistate Work Group's offer. FTD.COM and Classmates, Inc. have since had ongoing discussions with the Multistate Work Group regarding a negotiated resolution, with the most recent proposal made by the companies on September 19, 2014 to resolve the matter without admitting liability by making a settlement payment of $7 million and $2 million (capped) restitution by Classmates, Inc. to a group of purchasers of its subscription services. On October 20, 2014, the Multistate Work Group responded to the companies' September 19, 2014 offer with a counter offer seeking a payment from FTD.COM and Classmates, Inc. of $9 million and restitution from Classmates, Inc. of $4 million. FTD.COM and Classmates, Inc. have not yet responded to the Multistate Work Group's latest counter offer. While the companies anticipate that settlement discussions will be ongoing, there can be no assurances as to the terms on which the companies and the Multistate Work Group may agree to settle this matter, or that any settlement of this matter may be reached. If no settlement is reached, certain Attorneys General of the Multistate Work Group may file litigation against FTD.COM and Classmates, Inc. and, in the event of litigation, FTD.COM intends to vigorously defend itself.

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

        In December 2008, Interflora, Inc. (in which the Company has a two- thirds ownership interest) and Interflora issued proceedings against Marks and Spencer plc ("Marks and Spencer") seeking injunctive relief, damages, interest, and costs in an action claiming infringement of U.K. trademark registration number 1329840 and European Community trademark registration number 909838, both for the word "Interflora". Marks and Spencer did not make a counterclaim. In July 2009, the High Court of Justice of England and Wales (the "High Court"), referred certain questions to the Court of Justice of European Union ("CJEU") for a preliminary ruling. In September 2011, the CJEU handed down its judgment on the questions referred by the High Court. In February 2012, the High Court scheduled the trial for April 2013. In September 2012, Interflora executed an indemnity agreement by which Interflora agreed to indemnify Interflora, Inc. against all losses and expenses arising out of this action which Interflora, Inc. may incur after July 10, 2012. The trial in this matter concluded in April 2013. In May 2013, the High Court ruled that Marks and Spencer infringed the Interflora trademarks. In June 2013, the High Court issued an injunction prohibiting Marks and Spencer from infringing the Interflora trademarks in specified jurisdictions and ordered Marks and Spencer to provide certain disclosures in order for damages to be quantified. The High Court granted Marks and Spencer permission to appeal the ruling. The appeal was heard by the Court of Appeal at a hearing held July 8-10, 2014. On November 5, 2014, the Court of Appeal issued its judgment upholding the appeal but did not determine the case in favor of either party, and instead remitted the case for a retrial by the High Court. On November 12, 2014, the Court of Appeal determined the order from its judgment, which will become effective as of November 18, 2014, setting aside the order of the High Court from June of 2013. Pursuant to the order, Interflora must make an interim payment of $0.3 million to Marks and Spencer towards the cost of the appeal and repay the $1.8 million payment on account of its costs of the first High Court trial that Marks and Spencer was ordered to pay to Interflora in 2013. The part of the order lifting the injunction prohibiting Marks and Spencer from infringing the Interflora trademarks is suspended until November 21, 2014. On November 12, 2014, Interflora made an

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. CONTINGENCIES—LEGAL MATTERS (Continued)

application to the High Court to extend the injunction until the retrial of the action. The hearing for such application has been set for November 19, 2014. No date has been set for the retrial.

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

        The Company records a liability when it believes that it is both probable that a loss will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate, (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At September 30, 2014 and December 31, 2013, the Company had reserves totaling $2.7 million and $0.8 million, respectively, for estimated losses related to certain legal matters. With respect to other legal matters, the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

15. SUPPLEMENTAL CASH FLOW INFORMATION

        The following table sets forth supplemental cash flow disclosures (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash paid for interest	$4,307	$6,620
Cash paid for income taxes, net	14,281	19,300

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a premier floral and gifting company with a vision to be the leading and most trusted floral and gifting company in the world. Our mission is to inspire, support, and delight our customers when expressing life's most important sentiments. We provide floral, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. Our business uses the highly-recognized FTD and Interflora brands, both supported by the iconic Mercury Man logo. While we operate primarily in the United States ("U.S."), Canada, the United Kingdom ("U.K."), and the Republic of Ireland, we have worldwide presence as our iconic Mercury Man logo is displayed in nearly 40,000 floral shops in approximately 150 countries. Our portfolio of brands also includes Flying Flowers, Flowers Direct, and Drake Algar in the U.K. While floral arrangements and plants are our primary offerings, we also market and sell gift items, including jewelry, chocolate dip delights™ and other sweets, gift baskets, wine and champagne, fruit, and spa products.

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

Recent Developments

        On July 30, 2014, we entered into a stock purchase agreement (the "Stock Purchase Agreement") with Liberty Interactive Corporation ("Liberty") and Provide Commerce Inc. ("Provide Commerce") pursuant to which we will acquire from Liberty all of the issued and outstanding shares of Provide Commerce's common stock (the "Acquisition") for an aggregate purchase price of approximately $430 million. The purchase price consists of $121 million in cash and 10.2 million shares of FTD common stock, which is the number of shares that would equal 35% of the post-closing issued and outstanding shares of FTD common stock (based on the number of shares issued and outstanding on July 29, 2014).

        On September 4, 2014 we received notice of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the proposed Acquisition. Termination of the waiting period satisfies one of the conditions required for completion of the Acquisition. The closing of the Acquisition is subject to customary closing conditions, including the approval of FTD stockholders of the issuance of shares of FTD common stock in connection with the Acquisition. The definitive proxy statement related to the special meeting of our stockholders to be held on December 11, 2014 to obtain this approval was filed with the Securities and Exchange Commission (the "SEC") on November 3, 2014. We expect the Acquisition to be completed by January 1, 2015, although there can be no assurance the Acquisition will occur within the expected timeframe or at all. The Stock Purchase Agreement contains certain termination rights for both us and Liberty.

        In connection with the signing of the Stock Purchase Agreement relating to the Acquisition, the Company entered into a financing commitment letter (the "Commitment Letter"). Pursuant to the terms of the Commitment Letter, on September 19, 2014, the Company entered into an amendment to the 2013 Credit Agreement (the "Credit Agreement Amendment"), with Interflora, the guarantors party thereto, the lenders party thereto (the "Lenders"), and the Administrative Agent. The Credit Agreement Amendment amended and restated the 2013 Credit Agreement in its entirety (as amended and restated, the "Amended and Restated Credit Agreement"). Among other things, the Amended and Restated Credit Agreement provides for a term loan in an aggregate principal amount of $200 million and sets forth the terms and conditions under which a revolving loan advance (the "Acquisition Advance") would be made available to finance the cash portion of the Acquisition purchase price.

        The proceeds of the term loan were used to repay a portion of outstanding revolving loans under the Amended and Restated Credit Agreement. The commitments of the Lenders to fund the Acquisition Advance are subject to certain limited conditions set forth in the Amended and Restated Credit Agreement.

Separation from United Online

        Prior to November 1, 2013, FTD was a wholly-owned subsidiary of United Online. On November 1, 2013, United Online separated into two independent, publicly-traded companies: FTD Companies, Inc. and United Online, Inc. (the "Separation"). The Separation was consummated through a tax-free dividend involving the distribution of all shares of FTD common stock to United Online's stockholders. Following completion of the Separation, FTD Companies, Inc. became an independent, publicly-traded company on the NASDAQ Global Select Market utilizing the symbol "FTD".

        Following the Separation, United Online has no continuing ownership interest in FTD, however, as part of the Separation, FTD entered into various agreements with United Online, including The Separation and Distribution Agreement, The Transition Services Agreement, The Tax Sharing Agreement, and The Employee Matters Agreement. These agreements, which became effective on November 1, 2013, govern the relationship between United Online and the Company after the Separation, and set forth, among other things, the rights and obligations of FTD and United Online regarding the Separation including: the rights and obligations related to tax payments and the administration of tax matters post-Separation; transitional services to be provided by United Online after the Separation; the rights and authority of United Online to control and settle certain litigation as disclosed in Note 14—"Contingencies—Legal Matters"; of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q; and the treatment of certain employee matters. The transition services were completed on April 15, 2014.

Items Affecting Comparability of Financial Results

        The historical condensed consolidated financial statements for the periods prior to the Separation include direct costs of the Company incurred by United Online on the Company's behalf and allocations of certain general corporate costs incurred by United Online. Direct costs include finance, legal, human resources, technology development, and other services and were determined based on the estimated level of services expended by United Online for services provided to the Company. Allocations of certain general corporate costs include, without limitation, executive oversight, accounting, internal audit, treasury, tax, and legal. The allocations of these general corporate costs were based primarily on time incurred and/or activities associated with the Company. Management believes the allocations of these corporate costs from United Online were reasonable and does not believe the Company's costs would have been significantly different on a stand-alone basis prior to the Separation.

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

KEY BUSINESS METRICS

        We review a number of key business metrics to help us monitor our performance and trends affecting our segments, and to develop forecasts and budgets. These key metrics include the following:

        Segment operating income.    Our chief operating decision maker uses segment operating income to evaluate the performance of our business segments and to make decisions about allocating resources among segments. Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges or gains, transaction-related costs, and restructuring and other exit costs. Stock-based compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income (expense). See Note 2—"Segment Information" of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a reconciliation of segment operating income to consolidated operating income and consolidated income before income taxes.

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

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except for average order values, average revenues per member, and average currency exchange rates)
Consolidated:
Consolidated revenues	$125,100	$118,527	$6,573	6%	$483,047	$473,089	$9,958	2%
Consumer:
Segment revenues(a)	$54,714	$52,820	$1,894	4%	$238,383	$244,092	$(5,709)	(2)%
Segment operating income	$5,060	$5,361	$(301)	(6)%	$23,738	$27,262	$(3,524)	(13)%
Consumer orders	709	712	(3)	—%	3,250	3,420	(170)	(5)%
Average order value	$72.64	$69.89	$2.75	4%	$69.23	$67.28	$1.95	3%
Florist:
Segment revenues(a)	$36,238	$36,083	$155	—%	124,061	$124,986	$(925)	(1)%
Segment operating income	$10,660	$10,094	$566	6%	$35,906	$36,004	$(98)	—%
Average revenues per member	$2,858	$2,649	$209	8%	$9,447	$9,015	$432	5%
International:
Segment revenues	$37,379	$32,763	$4,616	14%	$134,211	$118,217	$15,994	14%
Segment operating income	$3,763	$3,508	$255	7%	$15,330	$13,560	$1,770	13%
Consumer orders	549	538	11	2%	2,005	1,955	50	3%
Average order value (in GBP)	£33.70	£32.76	£0.94	3%	£33.43	£32.93	£0.50	2%
Average order value (in USD)	$56.24	$50.85	$5.39	11%	$55.74	$50.75	$4.99	10%
Average currency exchange rate: GBP to USD	1.67	1.55			1.67	1.54

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

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages and per share amounts)
Revenues	$125,100	$118,527	$6,573	6%	$483,047	$473,089	$9,958	2%
Operating expenses:
Cost of revenues	76,080	72,469	3,611	5%	305,392	297,946	7,446	2%
Sales and marketing	22,650	21,184	1,466	7%	82,596	79,194	3,402	4%
General and administrative	19,737	16,709	3,028	18%	52,674	45,823	6,851	15%
Amortization of intangible assets	2,777	5,721	(2,944)	(51)%	11,618	18,524	(6,906)	(37)%
Restructuring and other exit costs	(67)	—	(67)	N/A	220	—	220	N/A

Total operating expenses	121,177	116,083	5,094	4%	452,500	441,487	11,013	2%

Operating income	3,923	2,444	1,479	61%	30,547	31,602	(1,055)	(3)%
Interest expense, net	(1,413)	(3,914)	2,501	64%	(3,894)	(9,954)	6,060	61%
Other (expense) income, net	(74)	25	(99)	(396)%	398	265	133	50%

Income (loss) before income taxes	2,436	(1,445)	3,881	269%	27,051	21,913	5,138	23%
Provision (benefit) for income taxes	(2,178)	(1,625)	(553)	34%	8,108	6,958	1,150	17%

Net income	$4,614	$180	$4,434	nm	$18,943	$14,955	$3,988	27%

Earnings per common share:
Basic	$0.24	$0.01	$0.23	nm	$0.98	$0.80	$0.18	23%

Diluted	$0.24	$0.01	$0.23	nm	$0.98	$0.80	$0.18	23%

nm = not meaningful

Consolidated Revenues

        Consolidated revenues increased $6.6 million for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013. Foreign currency exchange rates favorably impacted revenues by $2.6 million during the quarter ended September 30, 2014. The increase in consolidated revenues was primarily due to a $4.6 million increase ($2.0 million in constant currency) in revenues from our International segment, a $1.9 million increase in revenues from our Consumer segment (prior to intersegment eliminations), and a $0.2 million increase in revenues from our Florist segment.

        Consolidated revenues increased $10.0 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. Foreign currency exchange rates favorably impacted revenues by $10.1 million during the nine months ended September 30, 2014. The increase in consolidated revenues was primarily due to a $16.0 million increase ($5.9 million in constant currency) in revenues from our International segment, partially offset by a $5.7 million decrease in revenues from our Consumer segment (prior to intersegment eliminations), and a $0.9 million decrease in revenues from our Florist segment.

Consolidated Cost of Revenues

        Consolidated cost of revenues increased $3.6 million for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013. Foreign currency exchange rates had a $1.8 million unfavorable impact on cost of revenues for the quarter ended September 30, 2014. The increase in consolidated cost of revenues was primarily due to a $3.4 million increase ($1.6 million in constant currency) in cost of revenues associated with our International segment, a $0.6 million increase in cost of revenues associated with our Consumer segment, partially offset by a $0.6 million decrease in cost of revenues associated with our Florist segment. Consolidated cost of revenues, as a percentage of consolidated revenues, remained consistent at 61% for the quarters ended September 30, 2014 and September 30, 2013.

        Consolidated cost of revenues increased $7.4 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. Foreign currency exchange rates had a $7.0 million unfavorable impact on cost of revenues for the nine months ended September 30, 2014. The increase in consolidated cost of revenues was primarily due to a $11.9 million increase ($4.9 million in constant currency) in cost of revenues associated with our International segment, a $0.3 million increase in depreciation expense, partially offset by a $4.2 million decrease in cost of revenues associated with our Consumer segment, and a $1.0 million decrease in cost of revenues associated with our Florist segment. Consolidated cost of revenues, as a percentage of consolidated revenues, remained consistent at 63% for the nine month periods ended September 30, 2014 and September 30, 2013.

Consolidated Sales and Marketing

        Consolidated sales and marketing expenses increased $1.5 million during the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013. Foreign currency exchange rates had a $0.3 million unfavorable impact on consolidated sales and marketing expenses for the quarter ended September 30, 2014. The increase was primarily due to a $1.4 million increase in sales and marketing expenses in our Consumer segment. Consolidated sales and marketing expenses, as a percentage of consolidated revenues, remained consistent at 18% for the quarters ended September 30, 2014 and September 30, 2013.

        Consolidated sales and marketing expenses increased $3.4 million during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. Foreign currency exchange rates had a $1.2 million unfavorable impact on consolidated sales and marketing expenses for the nine months ended September 30, 2014. The increase was due to a $1.1 million increase ($0.1 million decrease in constant currency) in sales and marketing expenses in our International segment, a $1.7 million increase in sales and marketing expenses in our Consumer segment, partially offset by a $0.4 million decrease ($0.2 million increase excluding intersegment transactions) in sales and marketing expenses in our Florist segment. Consolidated sales and marketing expenses, as a percentage of consolidated revenues, remained consistent at 17% for the nine month periods ended September 30, 2014 and September 30, 2013.

Consolidated General and Administrative

        Consolidated general and administrative expenses increased $3.0 million for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013. We incurred $3.4 million in transaction-related costs associated with the Acquisition during the quarter ended September 30, 2014. Personnel-related costs increased $1.4 million primarily due to increased headcount, stock-based compensation, and other compensation costs. Costs related to insurance, facilities, and technology-related expenses increased $0.8 million. Much of these increased costs are associated with the operations of the Company as a stand-alone public company. In addition, litigation and dispute settlement charges increased $1.2 million primarily related to the increase in legal reserves and legal expenses increased $1.1 million primarily related to the repayment of previously awarded legal fees in the Marks and Spencer litigation. Partially offsetting these increases was a decrease of $3.3 million related to costs incurred during the quarter ended September 30, 2013 in conjunction with the Separation, and a further decrease of $1.7 million related to United Online direct and general corporate cost allocations which were incurred during the quarter ended September 30, 2013 while we were a wholly-owned subsidiary of United Online. Consolidated general and administrative expenses, as a percentage of consolidated revenues, were 16% for the quarter ended September 30, 2014, compared to 14% for the quarter ended September 30, 2013.

        Consolidated general and administrative expenses increased $6.9 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to $5.1 million in transaction-related costs associated with the Acquisition incurred during the nine months ended September 30, 2014. Costs related to professional services fees, insurance, technology-related expenses, and facilities increased $3.6 million. Personnel-related costs increased $4.0 million primarily due to increased headcount, stock-based compensation, and other compensation costs. In addition, depreciation expense increased $0.8 million. Much of these increased costs are associated with the operations of the Company as a stand-alone public company. The remaining increase in general and administrative expenses related primarily to an increase of $1.6 million in litigation and dispute settlement charges and a $1.0 million increase in legal expenses during the nine months ended September 30, 2014 due to the repayment of previously awarded legal fees in the Marks and Spencer litigation. During the nine months ended September 30, 2013, legal expenses were reduced by $1.7 million related to such interim award for reimbursement of legal fees. Partially offsetting these increases was a decrease of $4.8 million related to United Online direct and general corporate cost allocations which were incurred during the nine months ended September 30, 2013 while we were a wholly-owned subsidiary of United Online, and a further decrease of $4.7 million of costs associated with the Separation. Consolidated general and administrative expenses, as a percentage of consolidated revenues, were 11% for the nine months ended September 30, 2014, compared to 10% for the nine months ended September 30, 2013.

Amortization of Intangible Assets

        Amortization of intangible assets decreased $2.9 million and $6.9 million for the quarter and nine months ended September 30, 2014, compared to the quarter and nine months ended September 30, 2013, respectively, primarily due to certain complete technology intangible assets becoming fully amortized during the third quarter of 2013.

Interest Expense, Net

        Net interest expense decreased $2.5 million for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013. Interest expense for the quarter ended September 30, 2014 included a loss on extinguishment of debt of $0.1 million related to the refinancing of our credit facility in September 2014. Interest expense in the quarter ended September 30, 2013 included a $2.3 million loss on extinguishment of debt associated with the refinancing of our credit facility in July 2013. Net interest expense decreased $6.1 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, due to lower interest rates as a result of the refinancing of our credit facility in July 2013 and lower debt principal balances outstanding.

Provision for Income Taxes

        During the quarter ended September 30, 2014, we recorded a tax benefit of $2.2 million on pre-tax income of $2.4 million. This benefit was primarily due to a $2.8 million tax benefit recorded related to a reduction in the valuation allowance for foreign tax credits. Additionally, during the quarter ended

September 30, 2013, we recorded a tax benefit of $1.4 million due to a reduction in the U.K. statutory corporation tax rate, which resulted in the re-measurement of deferred tax balances. Partially offsetting these benefits was the treatment of non-deductible costs related to the Acquisition and the Separation during the quarters ended September 30, 2014 and 2013, respectively.

        Our effective income tax rate was 30% for the nine months ended September 30, 2014, compared to 32% for nine months ended September 30, 2013. The effective income tax rates for the nine months ended September 30, 2014 and September 30, 2013 were impacted by the reduction in the valuation allowance related to foreign tax credits during 2014 and the reduction in the U.K. statutory corporation tax rate during 2013, which were partially offset by the treatment of non-deductible costs related to the Acquisition and Separation, respectively.

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

CONSUMER SEGMENT

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages and average order values)
Segment revenues	$54,714	$52,820	$1,894	4%	$238,383	$244,092	$(5,709)	(2)%
Segment operating income	$5,060	$5,361	$(301)	(6)%	$23,738	$27,262	$(3,524)	(13)%
Key metrics and other financial data:
Consumer orders	709	712	(3)	—%	3,250	3,420	(170)	(5)%
Average order value	$72.64	$69.89	$2.75	4%	$69.23	$67.28	$1.95	3%
Segment operating margin	9%	10%			10%	11%

Consumer Segment Revenues

        Consumer segment revenues increased $1.9 million, or 4%, for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013, primarily driven by a 4% increase in average order value.

        Consumer segment revenues decreased $5.7 million, or 2%, for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily driven by a 5% decrease in consumer order volume in the first half of 2014 compared to the first half of 2013, with declines at the Mother's Day and Valentine's Day holidays. Consumer segment performance was impacted by heightened levels of competitive spending on media, online, and certain partner programs across the broader industry, which negatively impacted our business and caused these programs to become more expensive to secure and maintain. Consumer order volume was also negatively impacted by the Friday timing of the Valentine's Day holiday. The decrease in order volume was partially offset by a 3% increase in average order value.

Consumer Segment Operating Income

        Consumer segment operating income decreased $0.3 million, or 6%, for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013, as the revenue increase of $1.9 million was more than offset by a $2.2 million increase in operating expenses. Cost of revenues increased $0.6 million primarily driven by an increase in product and shipping costs associated with the higher revenues. In addition, sales and marketing expenses increased $1.4 million primarily related to higher cost marketing programs during the period. Consumer segment operating margin declined to 9% for the quarter ended September 30, 2014, compared to 10% for the quarter ended September 30, 2013.

        Consumer segment operating income decreased $3.5 million, or 13%, for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, as the revenue decrease of $5.7 million was partially offset by a $2.2 million decrease in operating expenses. Cost of revenues decreased $4.2 million primarily driven by a decrease in product and shipping costs associated with the lower revenues. Partially offsetting this decrease was an increase in sales and marketing expenses of $1.7 million, primarily due to higher cost marketing programs. Consumer segment operating margin declined to 10% for the nine months ended September 30, 2014, compared to 11% for the nine months ended September 30, 2013.

FLORIST SEGMENT

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages and average revenues per member)
Segment revenues	$36,238	$36,083	$155	—%	124,061	$124,986	$(925)	(1)%
Segment operating income	$10,660	$10,094	$566	6%	$35,906	$36,004	$(98)	—%
Key metrics and other financial data:
Average revenues per member	$2,858	$2,649	$209	8%	$9,447	$9,015	$432	5%
Segment operating margin	29%	28%			29%	29%

Florist Segment Revenues

        Florist segment revenues increased $0.2 million for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013. Services revenues increased $0.6 million primarily due to a $0.7 million increase in order-related revenues. Offsetting these increases was a decrease in product revenues of $0.5 million primarily due to a decrease in sales of containers and floral-related supplies. Average revenues per member increased 8% to $2,858 for the quarter ended September 30, 2014, compared to $2,649 for the quarter ended September 30, 2013.

        Florist segment revenues decreased $0.9 million, or 1%, for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. Product revenues decreased $1.0 million primarily due to a decrease in sales of containers and floral-related supplies. Services revenues were flat as a $0.7 million increase in order-related revenues was offset by a $0.7 million decline in subscription and other services revenues. Average revenues per member increased 5% to $9,447 for the nine months ended September 30, 2014, compared to $9,015 for the nine months ended September 30, 2013.

Florist Segment Operating Income

        Florist segment operating income increased $0.6 million, or 6%, for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013, as revenues increased $0.2 million and operating expenses decreased $0.4 million. Cost of revenues decreased $0.6 million, primarily driven by the decrease in product revenues. In addition, sales and marketing expenses were relatively flat, as an increase in marketing expenditures related to floral network orders was offset by a reduction in other marketing related expenses. The Florist segment operating margin increased to 29% for the quarter ended September 30, 2014, compared to 28% for the quarter ended September 30, 2013.

        Florist segment operating income decreased $0.1 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, as the revenue decrease of $0.9 million was offset by a $0.8 million decrease in operating expenses. Cost of revenues decreased $1.0 million, primarily driven by the reduction in product revenues. In addition, sales and marketing expenses decreased $0.4 million, as an increase of $0.5 million in marketing expenditures related to floral network orders was more than offset by a $0.9 million decrease in other marketing related expenses. Partially offsetting these decreases in operating expenses were increases in information technology and headcount related expenses. The Florist segment operating margin remained consistent at 29% for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.

INTERNATIONAL SEGMENT

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages and average order values)
Segment revenues	$37,379	$32,763	$4,616	14%	$134,211	$118,217	$15,994	14%
Segment operating income	$3,763	$3,508	$255	7%	$15,330	$13,560	$1,770	13%
Key metrics and other financial data:
Consumer orders	549	538	11	2%	2,005	1,955	50	3%
Average order value (in GBP)	£33.70	£32.76	£0.94	3%	£33.43	£32.93	£0.50	2%
Average order value (in USD)	$56.24	$50.85	$5.39	11%	$55.74	$50.75	$4.99	10%
Segment operating margin	10%	11%			11%	11%
Average currency exchange rate: GBP to USD	1.67	1.55			1.67	1.54

        We present certain results from our International segment on a constant currency basis. Such constant currency information compares results between periods as if foreign currency exchange rates had remained constant period- over-period. We calculate constant currency by applying the foreign currency exchange rate for the prior period to the local currency results for the current period.

International Segment Revenues

        International segment revenues increased $4.6 million, or 14% ($2.0 million, or 6%, in constant currency), for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013. The increase in revenues was primarily due to an increase of $3.6 million in consumer order revenues ($1.4 million in constant currency) associated with a 2% increase in order volume and a 3% increase in average order value (in constant currency) and a $0.7 million increase ($0.6 million in constant currency) in wholesale product sales primarily related to fresh-cut flowers.

        International segment revenues increased $16.0 million, or 14% ($5.9 million, or 5%, in constant currency), for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. The increase in revenues was primarily due to an increase of $12.5 million in consumer order revenues ($4.1 million in constant currency) associated with a 3% increase in order volume and a 2% increase in average order value (in constant currency). In addition, wholesale product sales increased $2.0 million ($1.8 million in constant currency) primarily related to incremental sales of fresh-cut flowers.

International Segment Operating Income

        International segment operating income increased $0.3 million, or 7% (1% decrease in constant currency), for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013. Revenue increases of $4.6 million ($2.0 million in constant currency) were offset by a $4.4 million ($2.0 million in constant currency) increase in operating expenses. Cost of revenues increased $3.4 million ($1.6 million in constant currency) primarily driven by increased product costs related to the increase in revenues. In addition, general and administrative expense increased $1.0 million ($0.8 million in constant currency) primarily related to the repayment of previously awarded legal fees in the Marks and Spencer litigation. These increases were partially offset by a decrease in sales and marketing expenses of $0.4 million in constant currency related to the concession stands which were operating during 2013 but closed in the first half of 2014. International segment operating margin decreased to 10% for the quarter ended September 30, 2014, compared to 11% for the quarter ended September 30, 2013.

        International segment operating income increased $1.8 million, or 13% (4% in constant currency), for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. Revenue increases of $16.0 million ($5.9 million in constant currency) were offset by a $14.2 million ($5.3 million in constant currency) increase in operating expenses. Cost of revenues increased $11.9 million ($4.9 million in constant currency) primarily driven by increased product costs related to the increase in revenues. General and administrative expense increased $1.2 million ($0.6 million in constant currency) primarily related to the repayment of previously awarded legal fees in the Marks and Spencer litigation. In addition, sales and marketing expenses increased $1.1 million ($0.1 million decrease in constant currency). Sales and marketing expenses decreased on a constant currency basis as a result of the closure of all six concession stands which were operating during 2013. Operating expenses for the nine months ended September 30, 2013 were positively impacted by the interim award of $1.7 million for the reimbursement of legal fees in the Marks and Spencer litigation. International segment operating margin remained consistent at 11% for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.

UNALLOCATED EXPENSES

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Unallocated expenses	$10,292	$8,596	$1,696	20%	$25,130	$20,073	$5,057	25%

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

        Unallocated expenses increased $1.7 million for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013. During the quarter ended September 30, 2014, we incurred $3.4 million in transaction-related costs associated with the Acquisition. In addition, personnel-related costs increased $1.4 million, primarily due to increased stock-based compensation, headcount, and other compensation costs. Costs related to professional services fees and insurance increased $0.7 million. Much of these increased costs are associated with the operations of the Company as a stand-alone public company. In addition, litigation and dispute settlement charges increased $1.2 million primarily related to the increases in our legal reserves. Partially offsetting these increases was a decrease of $3.3 million related to costs incurred during the quarter ended September 30, 2013 associated with the

Separation, and a further decrease of $1.6 million related to United Online direct and general corporate cost allocations incurred during the quarter ended September 30, 2013 while we were a wholly-owned subsidiary of United Online.

        Unallocated expenses increased $5.1 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013 primarily related to $5.1 million in transaction-related costs associated with the Acquisition. In addition, personnel-related costs increased $4.0 million, primarily due to increased stock-based compensation, headcount, and other compensation costs. Costs related to professional services fees and insurance increased $2.7 million. Much of these increased costs are associated with the operations of the Company as a stand-alone public company. Litigation and dispute settlement charges increased $1.6 million, compared to the nine months ended September 30, 2013, and restructuring and other exit costs of $0.3 million were incurred during the nine months ended September 30, 2014. Partially offsetting these increases for the nine months ended September 30, 2014 was a decrease of $4.7 million related to costs incurred during the nine months ended September 30, 2013 associated with the Separation, and a further decrease of $4.4 million related to United Online direct and general corporate cost allocations incurred during the nine months ended September 30, 2013 while we were a wholly-owned subsidiary of United Online.

LIQUIDITY AND CAPITAL RESOURCES

Amended and Restated Credit Agreement

        On July 17, 2013, FTD Companies, Inc. entered into a credit agreement (the "2013 Credit Agreement") with Interflora British Unit, certain wholly-owned domestic subsidiaries of FTD Companies, Inc. party thereto as guarantors, the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and the Administrative Agent, which provided for a $350 million five-year revolving credit facility. On July 17, 2013, FTD Companies, Inc. drew $220 million of the $350 million revolving credit facility and used this, together with approximately $19 million of its existing cash balance, to repay amounts outstanding under the 2011 Credit Agreement in full and pay fees and expenses related to the 2013 Credit Agreement. The 2011 Credit Agreement was terminated in connection with the entry into the 2013 Credit Agreement.

        In connection with the signing of the Stock Purchase Agreement relating to the Acquisition, the Company entered into the Commitment Letter. Pursuant to the terms of the Commitment Letter, on September 19, 2014, the Company entered into the Credit Agreement Amendment, which amended and restated the 2013 Credit Agreement in its entirety. Among other things, the Amended and Restated Credit Agreement provides for a term loan in an aggregate principal amount of $200 million and sets forth the terms and conditions under which the Acquisition Advance would be made available to finance the cash portion of the Acquisition purchase price.

        The proceeds of the term loan were used to repay a portion of outstanding revolving loans under the Amended and Restated Credit Agreement. The commitments of the Lenders to fund the Acquisition Advance are subject to certain limited conditions set forth in the Amended and Restated Credit Agreement.

        The obligations under the Amended and Restated Credit Agreement are guaranteed by certain of FTD Companies, Inc.'s wholly-owned domestic subsidiaries (together with FTD Companies, Inc., the "U.S. Loan Parties"). In addition, the obligations under the Amended and Restated Credit Agreement are secured by a lien on substantially all of the assets of the U.S. Loan Parties, including a pledge of all of the outstanding capital stock of certain direct subsidiaries of the U.S. Loan Parties (except with respect to foreign subsidiaries and certain domestic subsidiaries whose assets consist primarily of foreign subsidiary equity interests, in which case such pledge is limited to 66% of the outstanding capital stock).

        The interest rates applicable to borrowings under the Amended and Restated Credit Agreement are based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to the Company's net leverage ratio. The initial base rate margin was 0.75% per annum and the initial LIBOR margin was 1.75% per annum. In addition, the Company pays a commitment fee ranging from 0.20% per annum to 0.40% per annum on the unused portion of the revolving credit facility. The interest rates (based on LIBOR) at September 30, 2014 under the term loan and the revolving credit facility were 1.98% and 1.90%, respectively. The commitment fee rate at September 30, 2014 was 0.25%. The Amended and Restated Credit Agreement contains customary representations and warranties, events of default, affirmative covenants, and negative covenants, that, among other things, require the Company to maintain compliance with a maximum net leverage ratio and a minimum consolidated fixed charge coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, and asset sales, and the Company's ability to incur additional debt and additional liens. The Company was in compliance with all covenants under the Amended and Restated Credit Agreement at September 30, 2014.

        The term loan is subject to quarterly amortization payments and customary mandatory prepayments under certain conditions. The outstanding balance of the term loan and all amounts outstanding under the revolving credit facility are due upon maturity in September 2019.

        The degree to which our assets are leveraged and the terms of our debt could materially and adversely affect our ability to obtain additional capital, as well as the terms at which such capital might be offered to us. We currently expect to have sufficient liquidity to meet our obligations for at least the next twelve months, including interest payment obligations, quarterly amortization payments and mandatory prepayments, if any, under the Amended and Restated Credit Agreement, and the cash portion of the purchase price under the Stock Purchase Agreement.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

        Our total cash and cash equivalents balance increased by $14.6 million to $62.8 million at September 30, 2014, compared to $48.2 million at December 31, 2013. Our summary cash flows for the periods presented were as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$25,104	$14,568
Net cash used for investing activities	$(5,364)	$(6,410)
Net cash used for financing activities	$(4,867)	$(47,016)

        Net cash provided by operating activities increased by $10.5 million. Net cash provided by operating activities is driven by our net income adjusted for non-cash items including, but not limited to, depreciation and amortization, stock-based compensation, loss on extinguishment of debt, deferred taxes, and changes in working capital. The increase in net cash provided by operating activities was due to a $14.1 million favorable change in operating assets and liabilities and a $4.0 million increase in net income which was partially offset by a decrease of $7.5 million in non-cash items. The change in operating assets and liabilities primarily relates to the timing of vendor and income tax payments. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing, and other factors.

        Net cash used for investing activities decreased by $1.0 million due to a decrease in purchases of property and equipment. We currently anticipate that our total capital expenditures for 2014 will be approximately $9 million excluding the impact of the Acquisition. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities decreased by $42.1 million. During the nine months ended September 30, 2013, we paid dividends of $18.2 million to United Online and drew $220 million on the revolving credit facility under the 2013 Credit Agreement and used the borrowing along with our existing cash balance to repay the 2011 Credit Agreement of $246 million in full. During the nine months ended September 30, 2014 we paid $3.8 million of debt issuance costs associated with the Amended and Restated Credit Agreement compared to 2013 payments of $2.9 million of debt issuance costs associated with the 2013 Credit Agreement. In addition, during the nine months ended September 30, 2014 we paid $1.8 million related to withholding taxes on vested restricted stock units. The Company withholds shares to cover withholding taxes on vested restricted stock units and pays these taxes in cash. There was no change to our debt balance as a result of the Amended and Restated Credit Agreement.

        Based on our current projections, we expect to continue to generate positive cash flows from operations at least for the next twelve months. We may use our existing cash balances and future cash generated from operations to fund, among other things, the cash portion of the purchase price under the Stock Purchase Agreement, working capital, stock repurchases, interest payment obligations, quarterly amortization payments and mandatory prepayments, if any, under the Amended and Restated Credit Agreement, capital expenditures, and acquisitions.

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

        On February 27, 2014, our Board of Directors authorized a common stock repurchase program that allows us to repurchase up to $50 million of FTD common stock from time to time over a two-year period in both open market and privately negotiated transactions. As of September 30, 2014, the Company had not repurchased any shares under this program.

Contractual Obligations and Other Commitments

        Other than the planned Acquisition, there have been no material changes, outside the ordinary course of business, related to the Company's contractual obligations or other commitments as disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

        At September 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, as codified in FASB Accounting Standards Codification ("ASC") 740. The amendments in this update state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU will be effective for us for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We do not expect this update to have a material impact on our consolidated financial statements.

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

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in "Risk Factors" included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, except as disclosed in the Company's definitive proxy statement filed with the SEC on November 3, 2014. Such risk factors are incorporated into this Form 10-Q.

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

Date: November 12, 2014	FTD COMPANIES, INC. (Registrant)
	By:	/s/ BECKY A. SHEEHAN Becky A. Sheehan Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
10.1	Employment Agreement by and between FTD Companies, Inc. and Robert S. Apatoff	X
10.2	Employment Agreement by and between FTD Companies, Inc. and Becky A. Sheehan	X
10.3	Employment Agreement by and between FTD Companies, Inc. and Scott D. Levin	X
10.4

First Amendment to Credit Agreement, dated as of September 19, 2014, among FTD Companies, Inc. Interflora British Unit, the guarantor party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent for the lenders.

			8-K	001-35901	9/23/2014
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X