Form 10-K
period 2014-12-31
FTD Companies, Inc.
filed 2015-03-13
CIK 1575360

Use these links to rapidly review the document

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
FTD COMPANIES, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS & SUPPLEMENTAL SCHEDULE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes ☐    No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2014), based upon the closing sale price of the registrant's common stock as reported on the NASDAQ Global Select Market was $594.0 million. At February 27, 2015, there were 29,291,989 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant's definitive proxy statement relating to the 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year ended December 31, 2014.

FTD COMPANIES, INC.
INDEX TO FORM 10-K
For the Year Ended December 31, 2014

        In this document, references to "FTD Companies," "FTD," the "Company," "we," "us," and "our" refer to FTD Companies, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

Forward-Looking Statements

        This Annual Report on Form 10-K (this "Form 10-K") and the documents incorporated herein by reference contain certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about our strategies; statements regarding expected synergies and benefits of our acquisition of Provide Commerce, Inc.; expectations about future business plans, prospective performance and opportunities, including potential acquisitions; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness and invest in initiatives; our products and services; pricing; marketing plans; competition; settlement of legal matters; and the impact of accounting changes and other pronouncements. Potential factors that could affect such forward-looking statements include, among others, the factors disclosed in the section entitled "Risk Factors" in this Form 10-K and additional factors that accompany the related forward-looking statements in this Form 10-K and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.    BUSINESS

Overview

        We are a premier floral and gifting company with a vision to be the leading and most trusted floral and gifting company in the world. Our mission is to inspire, support, and delight our customers when expressing life's most important sentiments. We provide floral, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. Our business uses the highly-recognized FTD® and Interflora® brands, both supported by the iconic Mercury Man logo. While we operate primarily in the United States ("U.S."), Canada, the United Kingdom ("U.K."), and the Republic of Ireland, we have worldwide presence as our Mercury Man logo is displayed in nearly 40,000 floral shops in approximately 150 countries. Our portfolio of brands also includes Flying Flowers, Flowers Direct, and Drake Algar in the U.K. While floral arrangements and plants are our primary offerings, we also market and sell gift items, including jewelry, chocolate dip delights™ and other sweets, gift baskets, wine and champagne, fruit, and spa products.

        On December 31, 2014, we acquired from a wholly-owned subsidiary of Liberty Interactive Corporation ("Liberty") all of the issued and outstanding shares of common stock of Provide Commerce Inc., an indirect wholly-owned subsidiary of Liberty ("Provide Commerce"), for a purchase price consisting of (i) cash consideration of approximately $145 million, which included $23 million for Provide Commerce's estimated cash on hand, net of an estimated working capital adjustment, and (ii) 10,203,010 shares of FTD common stock, representing approximately 35% of the issued and outstanding shares of FTD common stock (the "Acquisition"). Upon the closing of the Acquisition, Provide Commerce became an indirect wholly-owned subsidiary of FTD. For additional information and risks associated with the Acquisition, see "Risk Factors," which appears in Item 1A of this Form 10-K.

        We believe the Acquisition furthers our vision to become the leading and most trusted floral and gifting company in the world as it unites two complementary businesses to offer customers a greater variety of floral and gifting products and an enhanced shopping experience. We believe the Acquisition expands the breadth of our brand and results in the following strategic benefits, among others:

  •
  enhanced consumer floral and gifting categories by combining FTD's iconic brands, FTD and Interflora, and the Mercury Man logo with Provide Commerce's respected and highly recognizable e-commerce brands, as described below;

  •
  diversified revenue streams and broadened consumer demographics through the combination of FTD's and Provide Commerce's complementary businesses and customer bases, with opportunities for cross-selling brands; and

  •
  generation of significant cost synergies to increase stockholder value, including approximately $25 million in annual synergies expected by the end of 2017, through efficiencies in operations, including procurement and fulfillment, general and administrative overhead, marketing, information technology and customer service costs.

        Our offerings of floral, gift and related products have expanded with our acquisition of Provide Commerce and our portfolio of brands now includes: ProFlowers® and ProPlants® for fresh-cut flowers, floral arrangements, and plants; Shari's Berries® for gourmet-dipped berries and other products; Personal Creations® for personalized gifts; Cherry Moon Farms® for premium fresh fruits; Gifts.com™ for a wide variety of everyday gifting options searchable through its proprietary gifting tools; and Sincerely™ for mobile gifting apps.

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

        Similar to our U.S. history, our international business, Interflora Business Unit ("Interflora"), was founded in the U.K. in 1923, under the name "Florists' Telegraph Delivery Association" as a network of florists offering flower and gift delivery across the U.K. and later in the Republic of Ireland. In the 1950's, we adopted the name "Interflora" and, from that point, we have been one of the most recognized brands in the U.K. and the Republic of Ireland. Our Interflora brand recognition within the flower delivery market has prompted and unprompted awareness more than twice that of our competitors. In April 2012, Interflora acquired certain assets of the Gifts Division of Flying Brands Limited, including the Flying Flowers, Flowers Direct, and Drake Algar businesses.

        Today, the gold "Mercury Man" is one of the most recognized logos in the world and we are one of the largest and most trusted online floral and gift retailers in the world.

        On November 1, 2013, FTD Companies, Inc. became an independent, publicly-traded company on the NASDAQ Global Select Market ("NASDAQ") under the symbol "FTD." Prior to November 1, 2013, FTD was a wholly-owned subsidiary of United Online, Inc. ("United Online"). On November 1, 2013, United Online separated into two independent, publicly-traded companies: FTD Companies, Inc. and United Online, Inc. (the "Separation"). The Separation was consummated through a tax-free dividend involving the distribution of all shares of FTD common stock to United Online's stockholders. In connection with the Separation, holders of United Online common stock received one share of FTD common stock for every five shares of United Online common stock held on the record date (prior to giving effect to a reverse stock split of United Online shares). For additional information and risks associated with our separation from United Online, see "Risk Factors," which appears in Item 1A of this Form 10-K.

        As discussed above under—"Overview," on December 31, 2014, we acquired Provide Commerce from a wholly-owned subsidiary of Liberty. Upon the closing of the Acquisition, Provide Commerce became an indirect wholly-owned subsidiary of FTD.

        Provide Commerce was founded in 1998 under the name ProFlowers, Inc. In 2003, ProFlowers, Inc. changed its name to Provide Commerce, Inc. Subsequent to its initial public offering in 2003 and prior to its acquisition by Liberty in 2006, Provide Commerce was an independent, publicly-traded company.

        Concurrent with the closing of the Acquisition, FTD and Liberty entered into an investor rights agreement (the "Investor Rights Agreement"), which governs certain rights of and restrictions on Liberty in connection with the shares of FTD common stock that Liberty owns as a result of the Acquisition. In addition, in connection with the close of the Acquisition, the FTD board of directors was increased from seven to eleven directors, with Liberty selecting four new directors for appointment to the FTD board.

        FTD Companies, Inc. is a Delaware corporation headquartered in Downers Grove, Illinois that was formed in April 2008 in connection with United Online's acquisition of FTD Group, Inc. ("FTD Group"). FTD Group is a Delaware corporation that was formed in 2003 by a private investment fund affiliated with Leonard Green & Partners, L.P. solely for the purpose of acquiring majority ownership of FTD, Inc. FTD, Inc. is a Delaware corporation that commenced operations in 1994 when FTD converted from a not-for-profit cooperative to a for-profit corporation. FTD, Inc.'s principal operating subsidiaries are Florists' Transworld Delivery, Inc., FTD.COM Inc. ("FTD.COM"), Interflora and, upon the closing of the Acquisition on December 31, 2014, Provide Commerce. In April 2012, Interflora acquired certain assets of the Gifts Division of Flying Brands Limited, including the Flying Flowers, Flowers Direct, and Drake Algar businesses.

Our Businesses

        Our consumer business in the U.S. and Canada operates primarily through our www.ftd.com website, associated mobile sites, and the 1-800-SEND-FTD telephone number. While fresh-cut flowers, floral arrangements, and plants are our primary offerings, we also market and sell gift items, including jewelry, chocolate dip delights and other sweets, gift baskets, wine and champagne, fruits, and spa products. The majority of consumer orders are hand-delivered by our floral network members, with same-day delivery available in most locations. The other consumer orders are fulfilled and shipped directly to the recipient in an elegant gift box by third parties via next-day and future-day delivery services.

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

        Interflora offers the widest range of products and delivery options, and the highest service levels in the U.K. and the Republic of Ireland. Interflora operates primarily through its www.interflora.co.uk and www.interflora.ie websites, associated mobile sites, and various telephone numbers. Our portfolio of brands also includes Flying Flowers, Flowers Direct, and Drake Algar. Our products include: floral gift products, sympathy arrangements, personalized items, and occasion-specific gifts and plants. Consumers can also design their own bouquet, stem by stem, online using My Interflora Creation. In addition to our floral offerings, we also offer a wide range of finishing touches such as bears, chocolates, and wine together with a range of non-floral gifts, including tailored food gifts through My Interflora Creation. Interflora's floral gift offerings are made possible through its network of florists in the U.K. and the Republic of Ireland, with the majority of its products being delivered through its floral network. Consumers also have the option of ordering specific products that are presented in specially designed elegant gift boxes and delivered by third-party couriers. We also provide products and services to floral network members, funeral directors, independent gift shops, other retailers, and other companies in need of floral and gifting solutions.

        Our recently acquired Provide Commerce business operates primarily through the www.proflowers.com, www.berries.com, www.personalcreations.com, www.cherrymoonfarms.com, www.proplants.com, and www.gifts.com websites, associated mobile sites, mobile apps, and various telephone numbers. Floral and gift offerings include fresh-cut flowers, floral arrangements, plants, gourmet-dipped berries and other products, premium fresh fruits, personalized gifts and other gifting products. Consumer orders are fulfilled primarily through our company-operated distribution facilities or by third-party suppliers who ship directly to the recipient.

"Emerging Growth Company" Reporting Requirements

        The Company qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"). For as long as the Company is deemed to be an "emerging growth company," the Company may take advantage of certain exemptions from various regulatory reporting requirements that are applicable to other public companies. Among other things, the Company is not required to (1) provide an auditor's attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new rules that may be adopted by the Public Company Accounting Oversight Board ("PCAOB") requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the Securities and Exchange Commission ("the SEC") determines otherwise, (4) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (5) provide certain disclosure regarding executive compensation required of larger public companies, or (6) hold a nonbinding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.

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

        The Company will remain an "emerging growth company" until the earliest of (1) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (2) the date on which the Company is deemed to be a "large accelerated filer," as defined in Rule 12b-2 under the Exchange Act or any successor statute, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (3) the date on which the Company issues more than $1 billion in non-convertible debt during the preceding three-year period, or (4) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act. As a result of the Acquisition, we anticipate that we will no longer qualify as an "emerging growth company" as of December 31, 2015.

Industry Background

Floral Industry

        Floral industry retail purchases in the U.S., including flowers, potted plants, and seeds were approximately $27 billion in 2014, according to the U.S. Department of Commerce. Floral industry retail purchases in the U.K., including fresh-cut flowers and indoor plants, were approximately £2.2 billion in 2013, according to the latest available study by Mintel, a market research company. Both the U.S. and U.K. markets are highly fragmented, with thousands of floral industry participants. Trends in the floral retail markets include the following:

  •
  Floral mass marketers, such as our consumer business, capture floral orders from consumers via websites, associated mobile sites and telephone. The floral mass marketers' share of retail floral purchases has expanded due to shifting consumer preferences towards purchasing floral products online and through mobile sites or apps, and the emergence of prominent brands with national or international exposure.

  •
  Increasing consumer interest in floral arrangements shipped directly to consumer recipients via common carrier has also benefited floral mass marketers in recent years.

        There were approximately 14,600 retail florists in the U.S. in 2012, according to the U.S. Census Bureau. Supermarkets, mass merchants, and other retailers have established or increased their presence in the floral retail market by adding a variety of floral and related gift products to their merchandise assortments. The emergence of supermarkets and mass merchants as increasingly important distribution channels within the floral retail market has led many traditional retail florists to expand their merchandise offerings to include a larger selection of gift items, outdoor nursery stock, and seasonal decorations, among other items.

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

Specialty Food and Gift Industry

        The retail specialty food market generated approximately $70 billion of sales in 2013, reflecting growth of 8% versus 2012, according to Specialty Food Magazine. Manufacturer sales of specialty foods direct to consumers represented 15% of such sales in 2013. In addition, purchases of sweets and personalized items as gifts totaled approximately $25 billion in 2012, based on research conducted by a third-party market research firm retained by Provide Commerce. Trends in the specialty food and gift industry have included the following:

  •
  Online gifting businesses capture food and personalized gift orders from consumers via websites, associated mobile sites, mobile apps, and telephone. The research noted above showed that 72% of individuals over the age of 18 report having purchased a gift online.

  •
  Consumer interest in purchasing one-of-a-kind gifts, and a willingness to pay a premium for them, has rewarded gifting companies offering innovative food and gift-themed merchandise, leveraging personalization and customization extensively.

Our Business Strategy

        Our vision is to be the leading and most trusted floral and gifting company in the world. Our mission is to inspire, support, and delight our customers when expressing life's most important sentiments. We strive to attain these goals through the following key strategies:

  •
  Innovative Product Selection:  Our extensive range of fresh-cut flowers and floral arrangements, plants, gourmet food products, personalized gifts, wine and champagne, jewelry and other gifting items provides our customers with innovative offerings in expressing life's most important sentiments. We offer exclusive FTD, Interflora, ProFlowers, Shari's Berries, Personal Creations, and Cherry Moon Farms products and other exclusive products designed with our strategic partners. Our premium and branded floral gift products include The FTD College Rose Collection, FTD Floral Jewels™ Birthstone Collection, FTD Color Your Day™ Collection, Better Homes and Gardens Collection, FTD Luxury Collection™, My Interflora Creation™, USO Collection, Jane Seymour Silk Botanicals, and Vera Wang Bridal and Everyday Collections, along with Baccarat, Nambé, Orrefors, Rogaska, Waterford, and Wedgewood, among others. The aforementioned trademarks are the registered and unregistered trademarks of their respective owners.

  •
  Strong Brand Awareness:  We believe that building greater awareness of our brands and communicating brand differentiation, both within and beyond the existing customer base, are important for growth. We promote our brands through a variety of traditional and digital marketing and promotional techniques, including online, social, print, radio, email, direct mail, public relations and television.

  •
  Delivery Services:  Our products can be purchased through numerous websites, associated mobile sites, mobile apps, by telephone, or in retail shops. We offer a variety of delivery options, including same-day delivery to the U.S., Canada, the U.K., and the Republic of Ireland and next-day and future-day delivery service throughout the world (subject to certain limitations); and three-hour, as well as, morning and afternoon delivery options in the U.K. Our fulfillment model includes independent retail florists, third-party suppliers who ship directly to our customers and now, with the addition of Provide Commerce, company-operated distribution facilities that ship product directly to our customers. Further, we are part of an international network with nearly 40,000 floral shops displaying our iconic Mercury Man logo, enabling consumers to purchase products for delivery in approximately 150 countries. We will continue to optimize our distribution network, enabling us to deliver our products to customers in a high quality manner while improving the efficiency of our fulfillment and logistics operations.

  •
  Strong Relationships with High-Quality Suppliers:  Having strong relationships with quality suppliers is crucial to the success of our platform. To maintain high standards, we have established quality assurance programs to review and test our suppliers on an ongoing basis. We continue to work with suppliers to explore new methods to preserve quality and freshness, ensure a diverse product offering, maintain efficient technology, and reduce costs. In addition, we regularly seek out new suppliers to provide the broadest available selection of quality products for the benefit of our customers.

  •
  Strong Relationships with Our Floral Network Members:  Maintaining strong relationships with our floral network members is key to our success. We continually seek to add high quality floral network members to enhance the strength of our network. To maintain high standards among our floral network members we have member training programs and have established a quality assurance program to review and test the quality of our floral network members.

  •
  Quality of Products and Services:  We offer our customers a satisfaction guarantee for fresh, beautiful floral arrangements, plants and gifts. We strive to deliver high-caliber customer service to our consumer customers, floral network members, and other customers. We operate a customer service center in our headquarters in Downers Grove, Illinois, San Diego, California, and in other locations in the U.S. and the U.K., and also in outsourced locations. High quality products and excellent customer service are critical to our brand strength and brand loyalty.

  •
  Strong Operating Performance and Cash Flows:  We manage our business with a focus on profitability and discipline in our cost structure, and cash flow generation.

        As part of our business strategy, we continue to expand the breadth of our brands through organic growth and, where appropriate, through the acquisition of complementary businesses. The Acquisition is part of this strategy. We will explore opportunities to differentiate our floral and gift branded product offerings with a mind to providing customers greater options in expressing life's most important sentiments. We also seek to provide higher value offerings to our customers, which may, for example, include bundled floral and gift product offerings. In addition, we believe our ability to acquire and retain customers effectively is critical to our success. We continue to seek expansion of our business by, among other things, marketing to our current and potential consumer and floral network customers.

Our marketing efforts are primarily focused on generating orders from new and existing customers; increasing the value offerings to our customers thereby increasing average order value; increasing the penetration of sales of our services and products to our floral network members; attracting new members to our floral networks; and marketing our products and services to alternative channels such as supermarkets, mass merchants and other retail locations.

        In an effort to acquire and retain consumers, we engage in multi-channel, integrated marketing efforts, which include online advertising and marketing, including search engine marketing and optimization; social media and group-buying programs; co-marketing and affiliate partnerships and loyalty programs such as airlines, credit card companies and hotel chains; database marketing to existing consumer customers featuring email promotions; direct mail and other forms of print advertising; an email-based reminder service that provides consumers with personalized reminders of occasions such as birthdays, anniversaries, and key gift-giving holidays; and radio, public relations, television and other offline advertising. As consumer shopping continues to migrate from computers to mobile devices, we are committed to providing the best shopping experience from all types of devices. In addition, we modify our website formats and redesign our offerings based on customer purchasing patterns. Our objective is to continually innovate and evolve the customer experience, inspiring unprecedented brand loyalty and passion.

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

Reportable Segments

        Prior to the Separation, we reported our business operations in one operating and reportable segment. With the management changes that occurred in conjunction with the Separation, we began reporting our business operations in three operating and reportable segments: Consumer, Florist and International. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for all periods presented reflects this three operating and reportable segment presentation.

        As a result of the Acquisition, our operating and reportable segments changed to include a fourth segment: Provide Commerce. Accordingly, as of December 31, 2014, our operating and reportable segments consist of Consumer, Florist, International and Provide Commerce. However, as the Acquisition was completed on December 31, 2014, no results of operations of Provide Commerce were included in the Company's consolidated statement of operations for the year ended December 31, 2014 and our MD&A is presented based on our previous three reportable segments. For additional information about our reportable segments refer to MD&A and Note 3—"Segment Information" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. The Company's consolidated balance sheet at December 31, 2014 included the Provide Commerce assets acquired and liabilities assumed in the Acquisition.

        Consumer Segment.    Through our Consumer segment, we are a leading direct marketer of floral and gift products for consumers, primarily in the U.S. and Canada. We operate primarily through the www.ftd.com website, associated mobile sites, and the 1-800-SEND-FTD telephone number. The majority of consumer orders are hand-delivered by our floral network members, who provide same-day and future-day delivery services The other consumer orders are fulfilled and shipped directly to the recipient in an elegant gift box by third parties, who provide next-day and future-day delivery services. This segment has a negative working capital model as consumers generally pay us before payment is required to be made to the floral network members and other third-party vendors.

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

        International Segment.    Our International segment consists of Interflora, which operates primarily in the U.K. and the Republic of Ireland. Interflora is a leading direct marketer of floral and gift products for consumers and operates primarily through its www.interflora.co.uk and www.interflora.ie websites, associated mobile sites, and various telephone numbers. Our portfolio of brands also includes Flying Flowers, Flowers Direct, and Drake Algar. Orders are transmitted to floral network members or third-party suppliers for processing and delivery. The majority of consumer orders are hand-delivered by our floral network members, who provide same-day delivery, including three-hour, as well as, morning and afternoon delivery options, and future-day delivery services. The remaining consumer orders are fulfilled and shipped directly to the recipient in an elegant gift box by third parties, who provide next-day and future-day delivery services. This segment has a negative working capital model as consumers generally pay us before payment is required to be made to floral network members or other third-party vendors. Interflora also provides products and services to floral network members, funeral directors, independent gift shops, other retailers, and to other companies in need of floral and gifting solutions. These include access to the Interflora brand and the Mercury Man logo, services that enable our members to send, receive, and deliver floral and gift orders, and e-commerce website services. In addition, we sell fresh-cut flowers, certain associated gift products, and floral-related supplies to our floral network members and other customers. Our large floral network provides an order fulfillment vehicle for our consumer orders that allows us to offer multiple delivery options (subject to certain limitations) to recipients throughout the U.K. and the Republic of Ireland.

        Provide Commerce Segment.    Through our Provide Commerce segment, we are a leading direct marketer of floral and gift products, including gourmet foods, personalized gifts, and other gifting products for consumers, primarily in the U.S. We operate primarily through our www.proflowers.com, www.berries.com, www.personalcreations.com, www.cherrymoonfarms.com, www.proplants.com, and www.gifts.com websites, associated mobile sites, mobile apps and various telephone numbers. Consumer orders for this segment are fulfilled by us or third-party suppliers and shipped directly to the recipient in a gift box on the delivery date specified by the sender.

        As the Acquisition was completed on December 31, 2014, no results of operations of Provide Commerce were included in the Company's consolidated statement of operations for the year ended December 31, 2014. Segment revenues from external customers, as a percentage of total revenues, for our three reportable segments that were in effect through the year ended December 31, 2014, were as follows:

	Year Ended December 31,
	2014	2013	2012
Consumer	47%	48%	49%
Florist	25%	26%	26%
International	28%	26%	25%

Total revenues	100%	100%	100%

Competition

        Consumer market.    The consumer market for flowers and gifts is highly competitive and fragmented as consumers can purchase the products we offer from numerous sources, including traditional local retail florists, supermarkets, mass merchants, gift retailers, floral and gift mass marketers, specialty markets and catalog companies. The nature of the internet as a marketplace facilitates competitive entry and comparative shopping, which further drives competition. We believe the primary competitive factors in the consumer market are strength of brand, price, quality of products, selection, fulfillment capabilities, customer service, website performance, and ordering convenience. The acquisition of Provide Commerce increased our participation in the U.S. consumer floral and gift market. In the U.S., our key competitors include online, catalog, floral and gift retailers, and mass market retailers, including such companies as 1-800-FLOWERS.COM, Inc. In addition, in the fresh fruit category we also compete with local farmers' markets and online and specialty companies, such as Edible Arrangements, LLC and Golden Edibles, LLC. Further, we compete with personalized gift retailers, such as Things Remembered and Personalization Mall, and other general gift companies.

        Floral network services market.    The floral network services market is highly competitive as well, and retail florists and other companies may choose from a variety of providers that offer similar products and services. We believe the primary competitive factors in this market are price, order volume, customer service, services offered, strength of brand, and fulfillment capabilities. Our key competitors in the U.S. floral network services market include providers of online or e-commerce services, retailers and wholesalers of floral-related products, and other floral network services providers, such as Teleflora and BloomNet Wire Service, a subsidiary of 1-800-FLOWERS.COM, Inc. The number of retail florists has been declining over the past several years. As the number of retail florists decreases, competition for the business of the remaining retail florists may intensify. However, other non-florist retail locations and other companies may continue to expand their floral and gifting needs.

        International market.    We face strong competition in the consumer markets in the U.K. and the Republic of Ireland, with similar trends and competitive factors as those seen in the U.S. Key competitors in the international consumer market include mass market retailers such as Marks and Spencer, plc ("Marks and Spencer"), Next, Waitrose/John Lewis, Asda Walmart, as well as online catalog and specialty gift retailers such as Serenata, Moonpig, Bunches and Arena. In the business-to-business market there is competition for floral network services primarily from eflorist and iflorist.

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

Seasonality and Cyclicality

        Our revenues and operating results across all four of our segments typically exhibit seasonality. Revenues and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift-giving holidays, which include Mother's Day, Valentine's Day, Christmas, Easter and Thanksgiving, fall within that quarter. Historically, the Provide Commerce business has generated an operating loss during the third quarter. Almost two-thirds of the Provide Commerce revenues and almost all of its operating profit have been generated in the first half of the year. In addition, depending on the year, Easter and the U.K. Mother's Day sometimes fall within the quarter ending March 31 and sometimes fall within the quarter ending June 30. Furthermore, depending on the year, certain of the most popular floral and gift-giving holidays, such as Valentine's Day, may occur on a weekend or government holiday. As a result of these variations, we believe that comparisons of our revenues and operating results for any period with those of the immediately preceding period, or in some instances, the same period of the preceding fiscal year, may be of limited relevance in evaluating our historical performance and predicting our future financial performance. Our working capital, cash and any short-term borrowings may also fluctuate during the year as a result of the factors described above.

Revenue Sources

        We generate revenues primarily from the sale of products and services, as further described below:

  •
  Products revenues.  Products revenues are derived primarily from selling floral, gourmet foods, personalized gifts and other gift items to consumers and include the related shipping and service fees. Products revenues also include revenues generated from sales of branded and non-branded containers, software and hardware systems, fresh-cut flowers, packaging and promotional products, and a wide variety of other floral-related supplies to floral network members.

  •
  Services revenues.  Services revenues related to orders sent through the floral network are variable based on the number of orders and/or on the value of orders and are recognized in the period in which the orders are delivered. Services revenues also include membership and other subscription-based fees from floral network members that are recognized monthly as earned, on a month-to-month basis.

International Operations

        We have international operations primarily in the U.K., through which we provide floral, gift and related products and services to consumers and to floral network members and other companies in need of floral and gifting solutions in the U.K. and the Republic of Ireland.

        In connection with our separation from United Online, we formed a new, wholly-owned subsidiary in the Republic of India, FTD India Private Limited. Our operations in India are primarily responsible for technology development and support. We do not generate revenues directly from our operations in India. For information regarding risks associated with our international operations, see "Risk Factors," which appears in Item 1A of this Form 10-K. For information regarding international long-lived assets, see Note 3—"Segment Information" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

        Geographic revenue information was as follows for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
U.S.	$462,724	$465,954	$456,433
U.K.	177,789	161,389	157,081

Total revenues	$640,513	$627,343	$613,514

Technology

        Our floral network services are provided utilizing internally-developed order processing, order transmission, message processing and customer service systems which provide communication to our floral network members and third-party suppliers. We also have developed reliable and secure e-commerce, supply chain, customer relationship and transaction processing systems utilizing custom-built and third-party technologies, and have developed software to enhance the functionality of certain components of our services, including billing, email, customer support, logistics and fulfillment for floral products. We believe our proprietary supply chain systems, which enable the delivery of product on a specified delivery date, differentiate us from our competitors.

        For all systems, we maintain data centers in multiple locations in the U.S. and the U.K. In most cases, we have redundant systems to provide high levels of service availability and connectivity. We host some of our data center services in third-party co-location facilities.

        In addition to our proprietary technology, we license from third parties a number of our software applications and components, including applications for our customer support, as well as some of our client and server applications. These licenses generally have terms ranging from several years to perpetual.

Government Regulations

        We are subject to a number of international, federal, state, and local laws and regulations, including, without limitation, those relating to taxation, bulk email or "spam" advertising, user privacy and data protection, consumer protection, antitrust, and unclaimed property. In addition, proposed laws and regulations relating to some or all of the foregoing, as well as to other areas affecting our businesses, are continuously debated and considered for adoption in the U.S. and other countries, and such laws and regulations could be adopted in the future. For additional information regarding risks related to international, federal, state, and local laws and regulations, see "Risk Factors" which appears in Item 1A of this Form 10-K.

Proprietary Rights

        Our trade names, trademarks, including the Mercury Man logo, service marks, patents, copyrights, domain names, trade secrets, and other intellectual property are important to the success of our business. In particular, we view our primary trademarks, including the Mercury Man logo, as critical to our success. We principally rely upon patent, trademark, copyright, trade secret, domain name laws, and contract laws to protect our intellectual property and proprietary rights. We also license rights to use some of our intellectual property, including the Mercury Man logo, to third parties. We continuously assess whether to seek patent and other intellectual property protections for those aspects of our business and technologies that we believe constitute innovations providing competitive advantages. We generally enter into confidentiality or license agreements with our employees, consultants, and corporate partners, and generally control access to, and distribution of, our technologies, documentation, and other proprietary information. We consider our trademarks, including our FTD,

Interflora, Flying Flowers, Flowers Direct, Drake Algar, ProFlowers, Shari's Berries, Personal Creations, Cherry Moon Farms, Gifts.com, ProPlants, and Sincerely to be very valuable assets, and most of these trademarks have been registered in the U.S., the U.K. and/or, in certain cases, in other countries. We hold a patent relating to our Provide Commerce fulfillment operations. We also have pending patent applications relating to (i) order fulfillment and operations, (ii) products, and (iii) manufacturing techniques. Patents are generally valid for 14-20 years as long as their registrations are properly maintained. If the patents for which applications have been pending for numerous years are issued, the length of their validity may be shortened.

Employees

        As of December 31, 2014 we had 1,807 employees, 1,463 of which were located in North America, 228 of which were located in the U.K., and 116 of which were located in India. Included in the numbers above are the incremental 875 employees added as a result of the Acquisition on December 31, 2014. We also utilize part-time and temporary employees to respond to fluctuating seasonal demand around holidays and peak periods. None of our employees are subject to collective bargaining agreements, and we consider our relationship with our employees to be good.

Executive Officers

        See Part III, Item 10 "Directors, Executive Officers and Corporate Governance" of this Form 10-K for information about executive officers of the registrant.

Available Information

        FTD's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, changes in the stock ownership of our directors and executive officers, our code of ethics, and any other documents filed with, or furnished to, the SEC are available free of charge at FTD's investor relations website at www.ftdcompanies.com. You can access our filings at our website as soon as reasonably practicable after such reports have been electronically filed with or furnished to the SEC. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding the Company that we file electronically with the SEC. The information on our website is not, and shall not be deemed to be, a part of this Form 10-K or incorporated into any other filings we make with the SEC. Throughout this Form 10-K, we incorporate by reference information from other documents filed with the SEC.

        By referring to our websites, including, without limitation, www.ftdcompanies.com, www.ftd.com, www.ftd.ca, www.interflora.co.uk, www.interflora.ie, www.flyingflowers.co.uk, www.flowersdirect.co.uk, www.drakealgar.com, www.providecommerce.com, www.proflowers.com, www.berries.com, www.cherrymoonfarms.com, www.personal creations.com, www.proplants.com, and www.gifts.com, we do not incorporate these websites or their contents into this Form 10-K.

ITEM 1A.    RISK FACTORS

        Our business and our common stock are subject to a number of risks and uncertainties. In addition, there are a number of risks and uncertainties associated with our recent acquisition of Provide Commerce and our separation from United Online. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-K. Based on information currently known, we believe that the following information identifies the most significant risk factors relating to our business and our common stock, including risks related to our recent acquisition of Provide Commerce and our separation from United Online.

        If any of the following events occur, our business, financial condition, results of operations, and cash flows could be materially adversely affected, and the trading price of our common stock could materially decline.

 Risks Relating to Our Business

If we are unable to successfully integrate the Provide Commerce business with our legacy business, the anticipated benefits of the Acquisition may not be realized. In addition, future results will suffer if we do not effectively manage our expanded operations following the Acquisition.

        The Acquisition involves the combination of two companies that formerly operated as independent companies. Integration will require substantial management attention and could detract attention from the day-to-day business of the combined company. Potential difficulties we may encounter as part of the integration process or consequences of the integration process, all of which could materially and adversely affect our business, financial condition, results of operations, and cash flows, include the following:

  •
  the potential inability to successfully combine the Provide Commerce business with our legacy business in a manner that permits us to achieve the cost synergies expected to be achieved and the inability to achieve other benefits anticipated from the Acquisition;

  •
  the potential inability to integrate Provide Commerce's customer-facing products and services, such as its centralized customer service centers, direct-to-consumer marketing programs, various web-based applications and enhanced technology applications;

  •
  challenges leveraging the customer information and technology of the two companies;

  •
  challenges implementing our diversification strategy, including challenges achieving revenue growth from sales of each company's products and services to the customers of the other company;

  •
  challenges offering products and services across our expanded brand portfolio;

  •
  the need to revisit assumptions about reserves, revenues, capital expenditures, and operating costs, including expected synergies;

  •
  challenges faced by a potential diversion of the attention of our management as a result of the integration, which in turn could adversely affect each company's ability to maintain relationships with customers, floral network members, employees and other constituencies or our ability to achieve the anticipated benefits of the Acquisition;

  •
  the potential loss of key employees, customers or strategic partners of FTD and/or Provide Commerce, or the ability to attract or retain key management and other key personnel, which could have an adverse effect on our ability to integrate and operate the Provide Commerce business;

  •
  complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate culture, management philosophies, inventory management, product delivery and distribution, and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, florists, employees and other constituencies;

  •
  costs and challenges related to the integration of Provide Commerce's internal control over financial reporting with FTD's internal control over financial reporting, including remediation of Provide Commerce's identified material weaknesses; and

  •
  potential unknown liabilities and unforeseen increased expenses.

        The Acquisition is expected to result in a combined company with annual revenues in excess of $1 billion. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. In this regard, there can be no assurances that all of the goals and anticipated benefits of the Acquisition will be achievable, particularly as the achievement of the benefits are in many important respects subject to factors that we do not control. These factors would include such things as the reactions of our floral network members and third parties with whom we enter into contracts and do business and the reactions of investors and analysts.

        If we cannot integrate our legacy business and the Provide Commerce business successfully, we may fail to realize the expected benefits of the Acquisition, including the annual cost synergies of approximately $25 million expected by the end of 2017. We could also encounter additional transaction-related costs and integration costs, may fail to realize all of the benefits anticipated in the Acquisition or be subject to other factors that affect our preliminary estimates of anticipated benefits.

We have a substantial amount of indebtedness, much of which was incurred in connection with the Acquisition. This level of indebtedness could adversely affect our ability to raise additional capital to fund operations, our flexibility in operating our business and our ability to react to changes in the economy or our industry.

        At December 31, 2014, we had $340 million of indebtedness outstanding, on which quarterly payments of $5 million are due from 2015 through July 1, 2019, with the remaining balance due upon maturity in September 2019. In September 2014, we entered into an amendment to our 2013 Credit Agreement (the "Credit Agreement Amendment"). The Credit Agreement Amendment amended and restated the 2013 Credit Agreement (as defined below) in its entirety (as amended and restated, the "Amended and Restated Credit Agreement"). Among other things, the Amended and Restated Credit Agreement provided for a term loan in an aggregate principal amount of $200 million and a revolving loan advance (the "Acquisition Advance") in the amount needed to finance the cash portion of the Acquisition purchase price.

        The proceeds of the term loan were used to repay a portion of outstanding revolving loans under the Amended and Restated Credit Agreement and, at the close of the Acquisition, we borrowed $120 million under the Acquisition Advance to fund the cash portion of the Acquisition purchase price. As a result, following the Acquisition we have indebtedness that is substantially greater than our indebtedness prior to the Acquisition. Our substantial indebtedness could have significant consequences for our business and financial condition. For example:

  •
  If we fail to meet payment obligations or otherwise default under our debt, the lenders will have the right to accelerate the indebtedness and exercise other rights and remedies against us.

  •
  We will be required to dedicate a greater percentage of our cash flows to payments on our debt, thereby reducing the availability of cash flows to fund capital expenditures, pursue other acquisitions or investments in new technologies, make stock repurchases, and fund other general corporate requirements.

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

  •
  We will experience increased vulnerability to, and limited flexibility in planning for, or reacting to, changes in or challenges relating to our business and industry, creating competitive disadvantages compared to other competitors with lower debt levels and borrowing costs.

  •
  We will experience increased vulnerability to general adverse economic conditions, including increases in interest rates if our borrowings bear interest at variable rates or if such indebtedness is refinanced at a time when interest rates are higher.

        We cannot assure you that our cash flows, combined with additional borrowings under the Amended and Restated Credit Agreement and any future credit agreements, will be available in an amount sufficient to enable us to repay our indebtedness, or to fund other liquidity needs.

        In addition, we may incur substantial additional indebtedness in the future, which could cause the related risks to intensify. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. The terms of any additional debt may give the holders rights, preferences, and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of any new debt may also impose additional and more stringent restrictions on our operations than are currently in place. If we are unable to refinance our debt, we may default under the terms of our indebtedness, which could lead to an acceleration of the debt. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness was accelerated.

Current or future economic conditions could materially and adversely affect our business, financial condition, results of operations, and cash flows.

        Economic conditions in the U.S. and the European Union have been and may remain challenging for the foreseeable future. Our products and services are discretionary and dependent upon levels of consumer spending. Consumer spending patterns are difficult to predict and are sensitive to, among other factors, the general economic climate, consumers' levels of disposable income, consumer debt and overall consumer confidence. These challenging economic conditions have adversely impacted certain aspects of our businesses in a number of ways, including reduced demand, more aggressive pricing for similar products and services by our competitors, increased credit risks, increased credit card failures, a loss of customers and increased use of discounted pricing for certain of our products and services. It is likely that these and other factors will continue to adversely impact our businesses, at least in the near term. Challenging economic conditions also may adversely impact our key vendors and customers. Such economic conditions and decreased consumer spending have, in certain cases, resulted in, and may in the future result in, a variety of negative effects such as a reduction in revenues, increased costs, lower gross margin and operating margin percentages, increased allowances for doubtful accounts and write-offs of accounts receivable, increased provisions for excess and obsolete inventories and recognition of impairments of assets, including goodwill and other intangible and long-lived assets. Any of the above factors could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Competition could materially and adversely affect our business, financial condition, results of operations, and cash flows.

        The consumer market for flowers and gifts is highly competitive and fragmented as consumers can purchase the products we offer from numerous sources, including traditional local retail florists, supermarkets, mass merchants, gift retailers, floral and gift mass marketers, specialty markets, and catalog companies. The Acquisition increases our participation in the U.S. consumer floral and gift market. We believe the primary competitive factors in the consumer market are strength of brand, price, quality of products, selection, fulfillment capabilities, customer service, website performance, and ordering convenience. In both the U.S. and the U.K., our key competitors in the consumer market include online, catalog, floral and gift retailers, and mass market retailers with floral departments. In addition, the primary competitors in the fresh fruit category include local farmers' markets and online and specialty catalog companies.

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

        The floral network services market is highly competitive as well, and retail florists and supermarkets may choose from a variety of providers that offer similar products and services. In addition, the number of retail florists has been declining over a number of years. As the number of retail florists decreases, competition for the business of the remaining retail florists will intensify. We believe the primary competitive factors in this market are price, order volume, customer service, services offered, strength of brand, and fulfillment capabilities. Our key competitors in the U.S. floral network services market include providers of online or e-commerce services, retailers and wholesalers of floral-related products and other floral network services. In the international market, our key competitors include other floral network service providers.

        Increased competition in the consumer market or the floral network services market may result in lower revenues, reduced gross margins, loss of market share, and increased marketing expenditures. We cannot provide assurances that we will be able to compete successfully or that competitive pressures will not materially and adversely affect our business, financial condition, results of operations, and cash flows.

Our revenues and operating results fluctuate on a seasonal basis and may suffer if revenues during peak seasons do not meet our expectations. As a result of the acquisition of the Provide Commerce business, we will experience a greater level of seasonality than prior to the Acquisition, which could materially and adversely affect our business, financial condition, results of operations, and cash flows.

        Our business is seasonal, and our quarterly revenues and operating results typically exhibit seasonality. Revenues and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift-giving holidays, which include Mother's Day, Valentine's Day, Christmas, Easter, and Thanksgiving, falls within that quarter. In addition, depending on the year, Easter and the U.K. Mother's Day sometimes fall within the quarter ending March 31 and sometimes fall within the quarter ending June 30. Furthermore, depending on the year, certain of the most popular floral and gift-giving holidays, such as Valentine's Day, may occur on a weekend or government holiday.

        The Provide Commerce business experiences a greater level of seasonality than our legacy business. Historically, the Provide Commerce business has generated an operating loss during the third quarter. Almost two-thirds of its revenue and almost all of its operating profit have been generated in the first half of the year. Any heightened seasonality of our business as a result of the Acquisition could materially and adversely affect our business, financial condition, results of operations, and cash flows.

        Our operating results may suffer if revenues during our peak seasons do not meet expectations, as we may not generate sufficient revenues to offset increased costs incurred in preparation for peak seasons. Our working capital and cash flows also fluctuate during the year as a result of the factors set forth above. Moreover, the operational risks described elsewhere in these risk factors may be significantly exacerbated if those risks were to occur during a peak season. For example, severe weather around Valentine's Day, Mother's Day or another popular floral or gift-giving holiday could materially and adversely affect our business, financial condition, results of operations, and cash flows. Similarly, we could be materially and adversely affected if we do not accurately estimate customer demand and appropriately manage inventory levels in the Provide Commerce business.

We face risks relating to operating and doing business internationally that could materially and adversely affect our business, financial condition, results of operations, and cash flows.

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

  •
  compliance with U.S. laws affecting operations outside the U.S., such as the Foreign Corrupt Practices Act;

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

        The occurrence of any one of these risks could materially and adversely affect our business, financial condition, results of operations, and cash flows.

If the supply of flowers and/or strawberries becomes limited, the price of our floral and/or strawberry products could rise or our products may become unavailable, which could result in our not being able to meet consumer demand and could materially and adversely affect our business, financial condition, results of operations, and cash flows.

        Many factors, such as weather conditions, agricultural limitations, restrictions relating to the management of pests and disease, and fair trade and other social or environmental issues, affect the supply of flowers and strawberries and the price of our floral and strawberry products. If the supply of flowers and/or strawberries available for sale is limited, the wholesale prices of flowers and strawberries could rise, which would cause us to increase our prices or could result in a reduction in our profits. An increase in our prices could result in a decline in consumer demand for our floral and strawberry products, which would decrease our revenues. Alternatively, we may not be able to obtain high-quality flowers and/or strawberries in an amount sufficient to meet consumer demand. Even if available, flowers and strawberries from alternative sources may be of lesser quality or be more expensive than those currently offered by us. A large portion of our supply of flowers is sourced from Colombia, Ecuador, Holland, and Kenya and a large portion of our supply of strawberries is sourced from the U.S. and Mexico.

        The availability and price of our products could be affected by a number of other factors affecting suppliers, including:

  •
  severe weather;

  •
  disease, infestation, and other biological problems;

  •
  import duties and quotas;

  •
  time-consuming import regulations or controls at airports;

  •
  changes in trading status;

  •
  economic uncertainties and currency fluctuations;

  •
  foreign government laws and regulations;

  •
  political, social, and economic instability, terrorist attacks, and security concerns in general;

  •
  nationalization;

  •
  fair trade and other social or environmental certifications, requirements, or practices;

  •
  governmental bans or quarantines;

  •
  disruption in transportation and delivery;

  •
  trade restrictions, including U.S. retaliation against foreign trade practices; and

  •
  transportation availability and costs.

The success of our business is dependent on our floral network members and on the financial performance of the retail floral industry.

        A significant portion of our profitability is dependent on our floral network members. The amount of revenues and profits we generate from individual floral network members can vary significantly. We have lost, and may continue to lose, floral network members as a result of declines in the number of local retail florists as a result of economic factors and competition, as well as our members choosing not to do business with us. Certain of our floral network members may choose not to do business with us as a result of the Acquisition. There can be no assurance that the decline in the number of floral network members will not increase in the future, or that we will not lose floral network members that generate significant revenues for our business, either of which could materially and adversely affect our business, financial condition, results of operations, and cash flows.

        In addition, the operating and financial success of our business has been, and is expected to continue to be, dependent on the financial performance of the retail floral industry. There can be no assurance that the retail floral industry will not decline, that consumer preferences for, and purchases of, floral products will not decline, or that retail florist revenues or inter-city floral delivery transactions will not decline in absolute terms. A sustained decline in the sales volume of the retail floral industry could materially and adversely affect our business, financial condition, results of operations, and cash flows.

We are dependent on our strategic relationships to help promote our consumer websites. Failure to establish, maintain or enhance these relationships could materially and adversely affect our business, financial condition, results of operations, and cash flows.

        We believe that our strategic relationships with leading online retailers and direct marketers are critical to attract customers, facilitate broad market acceptance of our products and brands and enhance our sales and marketing capabilities. A failure to maintain existing strategic relationships or to establish additional relationships that generate a significant amount of traffic from other websites could limit the growth of our business. Establishing and maintaining relationships with leading online retailers and direct marketers is competitive and expensive. We may not successfully enter into additional strategic relationships. In addition, we may not be able to renew existing strategic relationships beyond their current terms or may be required to pay significant fees to maintain and expand these strategic relationships. Further, many online retailers and direct marketers that we may approach to establish an advertising presence or with whom we already have an existing relationship may also provide advertising services for our competitors. As a result, these companies may be reluctant to enter into, maintain, or expand a strategic relationship with us. Our business, financial condition, results of operations, and cash flows may suffer if we fail to enter into new strategic relationships, or maintain or expand existing strategic relationships, or if these strategic relationships do not result in traffic on our websites sufficient to justify costs.

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

We may be unsuccessful at acquiring future additional businesses, services or technologies. Even if we make acquisitions in the future, it may not improve our results of operations and could also materially and adversely affect our business, financial condition, results of operations, and cash flows.

        Acquisitions of businesses, services or technologies may provide us with an opportunity to diversify the products and services we offer, leverage our assets and core competencies, complement our existing business, or expand our geographic reach. We may evaluate a wide variety of potential strategic transactions that we believe may complement our existing business. However, we may not realize the anticipated benefits and synergies of an acquisition, and our attempts at integrating an acquired business may not be successful. Acquiring businesses, services or technologies involves many operational and financial risks, including risks relating to:

  •
  disruption of our ongoing business and significant diversion of resources and management time from day-to-day responsibilities;

  •
  acquisition financings that involve the issuance of potentially dilutive equity or the incurrence of debt;

  •
  reduction of cash and other resources available for operations and other uses;

  •
  exposure to risks specific to the acquired businesses, services or technologies to which we are not currently exposed;

  •
  risks of entering markets in which we have little or no direct prior experience;

  •
  unforeseen obligations or liabilities;

  •
  difficulty assimilating the acquired customer bases, technologies, and operations;

  •
  difficulty assimilating and retaining management and employees of the acquired businesses;

  •
  potential impairment of relationships with customers or vendors as a result of changes in management of the acquired businesses or other factors;

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

        In addition to the risks set forth above, an acquisition of a foreign business involves risks associated with foreign currency exchange rates, potentially unfamiliar economic, political, and regulatory environments, and integration difficulties due to language, cultural, and geographic differences. Any of these risks, whether the acquired business is domestic or foreign, could materially and adversely affect our business, financial condition, results of operations, and cash flows.

We may be unable to increase capacity or introduce enhancements to our consumer websites, mobile apps, or our various telephone numbers in a timely manner or without service interruptions, which could materially and adversely affect our business, financial condition, results of operations, and cash flows.

        A key element of our business strategy is to generate a high volume of traffic on our consumer websites, through our mobile apps, and through our various telephone numbers. However, we may not be able to accommodate all of the growth in user demand on our consumer websites, mobile apps, or through our various telephone numbers. Our inability to add additional hardware and software to upgrade our existing technology or network infrastructure to accommodate, in a timely manner, increased traffic to our consumer websites or our mobile apps, or our various telephone numbers, may cause decreased levels of customer service and satisfaction. Failure to implement new systems effectively or within a reasonable period of time could materially and adversely affect our business, financial condition, results of operations, and cash flows.

        We also regularly introduce additional or enhanced features and services to retain current customers and attract new customers to our consumer websites and mobile apps. If we introduce a feature or a service that is not favorably received, our current customers may not use our consumer websites or mobile apps as frequently, or we may not be successful in attracting new customers. We may also experience difficulties that could delay or prevent us from introducing new services and features. Furthermore, these new services or features may contain errors that are discovered only after they are introduced. We may need to significantly modify the design of these services or features to correct errors. If customers encounter difficulty with or do not accept new services or features, this could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Our marketing efforts may not be successful or may become more expensive, either of which could increase our costs and materially and adversely affect our business, financial condition, results of operations, and cash flows.

        We spend significant resources marketing our brands, products, and services. We rely on relationships with a wide variety of third parties, including internet search providers such as Google, internet advertising networks, retailers, and direct marketers, to source new customers and to promote our products and services. In addition, from time to time, we may spend a significant amount on marketing, including through television advertising. With any of our brands, products, and services, if our marketing activities are inefficient or unsuccessful, if important third-party relationships or marketing strategies, such as internet search engine marketing and search engine optimization, become more expensive or unavailable, or are suspended or terminated, for any reason, if there is an increase in the proportion of consumers visiting our websites or purchasing our products and services by way of marketing channels with higher marketing costs as compared to channels that have lower or no associated marketing costs, or if our marketing efforts do not result in our products and services being prominently ranked in internet search listings, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

Our consumer business relies heavily on email campaigns, and any disruptions or restrictions on the sending of emails or increase in the associated costs could materially and adversely affect our business, financial condition, results of operations, and cash flows.

        We generate a significant portion of our consumer orders from the emails we send to customers who have previously ordered products from us. We also engage in a number of third-party email marketing campaigns in which such third parties include our marketing offers in the emails they send.

        An increase in the number of customers to whom we are not able to send emails, or who elect to not receive or are unable to receive our emails could adversely affect our business, financial condition, results of operations, and cash flows. From time to time, internet service providers block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails to our customers. Third parties may also block, impose restrictions on, or start to charge for, the delivery of emails through their email systems. Due to the importance of email to our businesses, any disruption or restriction on the distribution of emails or increase in the associated costs could materially and adversely affect our business, financial condition, results of operations, and cash flows.

We are dependent on third parties who fulfill orders and deliver goods and services to our customers and their failure to provide our customers with high-quality products within the required timeframe and maintain a high level of customer service may harm our brands and could materially and adversely affect our business, financial condition, results of operations, and cash flows.

        We believe that our success in promoting and enhancing our brands depends on our ability to provide our customers high-quality products within the required timeframe and maintain a high level of customer service. Our business depends, in part, on the ability of our floral network members and third-party suppliers who fulfill our orders to do so at high-quality levels. We work with our floral network members and third-party suppliers to develop best practices for quality assurance; however, we generally do not directly control or continuously monitor any floral network member or third-party supplier. A failure to maintain our relationships with key floral network members and third-party suppliers, or the failure of our floral network members and third-party suppliers to fulfill orders to our customers' satisfaction, at an acceptable level of quality and within the required timeframe, could adversely impact our brands and cause us to lose customers, which could materially and adversely affect our business, financial condition, results of operations, and cash flows.

        Additionally, because we depend upon third parties for the delivery of our products, strikes or other service interruptions affecting these shippers could have an adverse effect on our ability to deliver our products on a timely basis. If any of our shippers are unable or unwilling to deliver our products, we would have to engage alternative shippers, which could increase our costs. A disruption in any of our shippers' delivery of our products could cause us to lose customers or could increase our costs, which could materially and adversely affect our business, financial condition, results of operations, and cash flows.

We rely on our own distribution facilities to fulfill our customers' orders and to distribute our products into the carrier delivery system. A disruption in service at one or more of our distribution facilities or delivery failures or delays could materially and adversely affect our business, financial condition, results of operations, and cash flows.

        Our Provide Commerce business fulfills many customer orders through company-operated distribution facilities. We may be unable to fulfill our customers' orders through one or more of our various distribution facilities in a timely manner, or at all, due to a number of factors that may affect one or more of such distribution facilities, including:

  •
  a failure to maintain or renew one or more of our existing lease agreements for any of our company-operated distribution facilities;

  •
  a prolonged power or equipment failure;

  •
  an employee strike or other labor stoppage;

  •
  a disruption in the transportation infrastructure including bridges and roads;

  •
  weather issues at our distribution facilities or along the delivery routes;

  •
  a refrigeration failure; or

  •
  a fire, flood, hurricane, tornado or other disaster.

        In the event we are unable to fulfill our customers' orders through one or more of our distribution facilities, we will attempt to fulfill the orders via another source to ensure timely delivery. However, we cannot guarantee that our other distribution facilities or third-party suppliers will have the capacity or the variety of flowers, gifts or berries to fulfill all affected orders in a timely manner. In addition, if operations from one or more of our distribution facilities become permanently disrupted due to any of the factors noted above or other factors, we may not be able to secure a replacement distribution facility in a location on terms acceptable to us or at all. Our business, financial condition, results of operations, and cash flows could be materially and adversely affected if we experience temporary or permanent disruptions at one or more of our distribution facilities.

Issues or concerns related to the quality and safety of our products, ingredients or packaging could cause a product recall and/or result in harm to our reputation, which could materially and adversely affect our business, financial condition, results of operations, and cash flows.

        As a result of the Acquisition, we have expanded our offerings of food products. These expanded offerings increase our exposure to risks posed by food spoilage and contamination, misbranding,

product tampering or other adulteration, allergens, product recall, and consumer product liability claims. Issues related to quality and safety of our products, ingredients or packaging, could jeopardize our image and reputation. Negative publicity related to these types of concerns, or related to product contamination or product tampering, whether valid or not, could decrease demand for our products, or cause delivery disruptions. We may need to recall products if any of our products become unfit for consumption or use or due to misbranding. In addition, we could potentially be subject to litigation or government actions, which could result in payments of fines or damages. Costs and/or lost revenues associated with these potential actions could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Shifts in the mix of products versus services sold, and types of products and services sold, could materially and adversely affect our financial results.

        The cost of revenues associated with our products revenues is generally higher than that associated with our services revenues. In addition, the cost of revenues associated with certain products and services may be higher than that associated with other products and services. As a result, changes in the proportion of revenues that is represented by products revenues versus services revenues, and certain types of products and services versus others, could materially and adversely affect our revenues, cost of revenues, cost of revenues as a percentage of revenues, and operating income.

Shifts in the mix of products and services sold at standard pricing as compared to discounted pricing or the failure to maintain our standard pricing for products and services could materially and adversely affect our financial results.

        Due to economic conditions and for competitive and other reasons, we have been offering broader and greater discounts to the consumer, both on a promotional basis to consumers generally, as well as through strategic arrangements with third parties that have a fixed, and in certain cases greater, discount or other associated costs. We also offer discounts on our floral network service fees from time to time on a promotional basis. Shifts in the mix of products and services sold that have resulted in increases in the proportion of products and services sold at a discount, and at times at greater discounts, including through such strategic arrangements, have resulted, and may in the future result, in reduced revenues, an increase in cost of revenues as a percentage of revenues, and a decrease in operating income. We currently intend to continue selling a portion of our products and services at a discount, including through such strategic arrangements, and there are no assurances that the portion of products and services sold at a discount will not continue to increase. The continued use of discounts, including through such strategic arrangements, for our products and services may result in our becoming more reliant upon offering discounts in order to sell our products and services, which could result in our having to reduce our standard pricing, and could materially and adversely affect our financial results.

Our success is dependent on the intellectual property ("IP") that we use, and any infringement or misappropriation of our IP could materially and adversely affect our business, financial condition, results of operations, and cash flows.

        We regard the "FTD®", "Interflora®", "ProFlowers®", "Shari's Berries®", "Personal Creations®", "Cherry Moon Farms®", "Gifts.com™", "ProPlants™", and "Sincerely™" trademarks, the "Mercury Man" logo, the "www.ftd.com", the "www.proflowers.com", "www.berries.com", "www.personalcreations.com", "www.cherrymoonfarms.com", "www.gifts.com", "www.proplants.com", and the "Interflora.co.uk" and other internet domain names and the other service marks, trademarks, and other intellectual property that we use in our business as being critical to our success. Our company and our subsidiaries have applied for the registration of, and have been issued, trademark registrations for trademarks and service marks used in our business in the U.S., the U.K., and various other foreign countries; however, in some other countries, there are certain pre-existing and potentially conflicting trademark registrations held by third parties. We rely on a combination of copyright, trademark, and trade secret laws, confidentiality procedures, contractual provisions, and license and other agreements with employees, customers and others to protect our intellectual property rights. In addition, we may also rely on the third-party owners of the intellectual property rights we license to protect those rights. We license some of our intellectual property rights, including the Mercury Man logo, to third parties. The steps taken by us and those third parties to protect our intellectual property rights may not be adequate, and other third parties may infringe or misappropriate our intellectual property rights. This could materially and adversely affect our business, financial condition, results of operations, and cash flows. Furthermore, the validity, enforceability, and scope of protection of intellectual property in internet-related industries are uncertain and still evolving.

        We are also subject to the risk of claims alleging that our business practices infringe on the intellectual property rights of others. These claims could result in lengthy and costly litigation. Moreover, resolution of any such claim against us may require our company or one of our subsidiaries to obtain a license to use the intellectual property rights at issue or possibly to cease using those rights altogether. Any of those events could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Significant problems with our key systems or those of our third-party vendors could materially and adversely affect our business, financial condition, results of operations, and cash flows.

        The systems underlying the operations of our business are complex and diverse and must efficiently integrate with third-party systems, such as credit card processors. Key systems include, without limitation, order transmission, distribution, fulfillment and processing, including the systems for transmitting orders through our floral networks and to third-party suppliers; billing; website and database management; customer support; telecommunications network management; and internal financial systems. Some of these systems are outsourced to third parties, and other systems, such as Interflora's order transmission, fulfillment and billing system and our customer service telephone system, are not redundant. All information technology and communication systems are subject to reliability issues, denial of service attacks, integration and compatibility concerns, and security threatening intrusions. The continued and uninterrupted performance of our key systems is critical to our success. Unanticipated problems affecting these systems could cause interruptions in our services. In addition, if our third-party vendors face financial or other difficulties, our business could be adversely impacted. Any significant errors, damage, failures, interruptions, delays, or other problems with our systems or those of our third-party vendors could adversely impact our ability to satisfy our customers and could materially and adversely affect our business, financial condition, results of operations, and cash flows.

In connection with the Acquisition, the FTD board of directors changed, which may affect the strategy and operations of the combined company as compared to that of FTD and Provide Commerce prior to the Acquisition.

        Following the close of the Acquisition, Liberty owns approximately 35% of the issued and outstanding shares of FTD common stock. In connection with the close of the Acquisition, the FTD board of directors increased from seven to eleven directors, with Liberty selecting four new directors for appointment to the FTD board. In addition, the Investor Rights Agreement contains certain rights in favor of Liberty with regard to the appointment and election of Liberty nominees to the FTD board. Although the Liberty directors do not constitute a majority of the FTD board, they may exercise influence over the decisions of the FTD board. This new composition of the FTD board may affect our business strategy and operating decisions subsequent to the Acquisition, as Liberty has significant influence over our affairs, policies, and operations, such as the appointment of management, and the strategic direction of the company, including decisions as to whether to enter into or otherwise pursue strategic transactions. In addition, there can be no assurances that the new board will function effectively as a team and that there will not be any material adverse effects on our business as a result.

Certain of the businesses we acquired from Provide Commerce are in the early stages of operations and therefore subject to additional risks, uncertainties, expenses, and difficulties frequently encountered with respect to early stage businesses.

        Certain of the businesses we acquired from Provide Commerce, including Gifts.com and Sincerely, are in the early stages of operations and require additional investment. The prospects for these businesses must be considered in light of the risks, uncertainties, expenses, and difficulties frequently encountered with respect to businesses in their early stages of operations. These businesses must compete with established competitors having substantially greater experience and resources. Failure by us to implement or execute business strategies successfully could materially and adversely affect our business, financial condition, results of operations, and cash flows.

We may be unable to make, on a timely basis, necessary changes to the internal control structure of Provide Commerce, which was acquired on December 31, 2014.

        In performing the audit of the consolidated financial statements of Provide Commerce for the year ended December 31, 2013, Provide Commerce's external auditor identified several deficiencies in the internal control over financial reporting which were considered to be material weaknesses in Provide Commerce's internal controls.

        As a result of the Acquisition, Provide Commerce is now included in FTD's reporting under the Exchange Act. In addition, under the Sarbanes-Oxley Act of 2002, we must assess whether we maintain effective disclosure controls and procedures and internal control over financial reporting. We may face difficulties or experience delays in developing and implementing changes and improvements to Provide Commerce's internal controls and accounting systems. We may need to commit substantial resources, including substantial time from existing accounting personnel and from external consultants, to implement additional procedures and improved controls. This in turn could materially and adversely affect our business, financial condition, results of operations, and cash flows, or harm our reputation or otherwise cause a decline in investor confidence and our stock price.

Our business could be shut down or could be materially and adversely affected by a catastrophic event.

        Our business could be materially and adversely affected by a catastrophic event. A disaster such as a fire, earthquake, flood, power loss, terrorism, or other similar event, affecting any of our facilities, data centers, or computer systems, or those of our third-party vendors, or a system interruption or delay that slows down the internet or makes the internet or our websites temporarily unavailable, could result in a significant and extended disruption of our operations and services. Any prolonged disruption of our services due to these or other events would severely impact our business. We do not carry flood insurance for our facilities, and the property, business interruption, and other insurance we do carry may not be sufficient to cover all losses, if any, that may occur as a result of any events which cause interruptions in our services.

Our business could suffer as a result of significant credit card or debit card fraud.

        Orders placed on our consumer websites, our mobile apps, or through our various telephone numbers typically are paid for using a credit card or debit card. Our revenues and gross margins could decrease if we experience significant credit card or debit card fraud. Failure to adequately detect and avoid fraudulent credit card or debit card transactions could cause us to lose our ability to accept credit cards or debit cards as forms of payment and result in charge-backs of the fraudulently charged amounts. Furthermore, widespread credit card or debit card fraud may lessen our customers' willingness to purchase products on our consumer websites, through our mobile apps, or via our various telephone numbers. As a result, such failure could materially and adversely affect our business, financial condition, results of operations, and cash flows.

We are exposed to the credit risk of our floral network members.

        When an FTD or Interflora floral network member fulfills an order from an originating member, we become liable to the fulfilling member for payment on the order, even if we do not receive payment from the originating member. Accordingly, we are exposed to the credit risk of our floral network members. Although we reserve for this exposure, we cannot provide assurances that the exposure will not be greater than we anticipate. An increase in this exposure, coupled with material instances of defaults could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Fluctuations in foreign currency exchange rates could materially and adversely affect comparisons of our operating results.

        We transact business in different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, including the British Pound, the Euro, the Canadian Dollar, the Indian Rupee, and the Colombian Peso. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our international businesses are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the fluctuations in foreign currency exchange rates. Certain of our key business metrics, such as average order value, are similarly affected by such foreign currency exchange rate fluctuations. Changes in global economic conditions, market factors, and governmental actions, among other factors, can affect the value of these currencies in relation to the U.S. Dollar. A strengthening of the U.S. Dollar compared to these currencies and, in particular, to the British Pound and the Euro, has had, and in future periods could have, an adverse effect on the comparisons of our revenues and operating income against prior periods. We cannot accurately predict the impact of future foreign currency exchange rate fluctuations on our operating results, and such fluctuations could materially and adversely affect the comparisons of such results against prior periods.

Changes in laws and regulations and new laws and regulations could materially and adversely affect our business, financial condition, results of operations, and cash flows.

        We are subject to a variety of international, federal, state, and local laws and regulations, including, without limitation, those relating to taxation, bulk email or "spam," advertising, including, without limitation, targeted or behavioral advertising, user privacy and data protection, consumer protection, antitrust, and unclaimed property. Compliance with the various laws and regulations, which in many instances are either unclear or unsettled, is complex. New laws and regulations, such as those being considered or recently enacted by certain states or the federal government related to automatic-renewal practices, user privacy, targeted or behavioral advertising, floral-related fees and advertising, and taxation, could impact our revenues or certain of our business practices or those of our advertisers. Any changes in the laws and regulations applicable to us, the enactment of any additional laws or regulations, or the failure to comply with, or increased enforcement activity of, such laws and regulations, could significantly impact our products and services, our costs, or the manner in which we or our advertisers conduct business, all of which could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Foreign, state, and local governments may attempt to impose additional sales and use taxes, value added taxes or other taxes on our business activities, including our past sales, which could decrease our ability to compete, reduce our sales, and could materially and adversely affect our business, financial condition, results of operations, and cash flows.

        In accordance with current industry practice by domestic floral and gift order gatherers and our interpretation of applicable law, our consumer business collects and remits sales and use taxes on consumer orders that are delivered in a limited number of states where it has a physical presence or other form of jurisdictional nexus. If states successfully challenge this practice and impose sales and use taxes on orders delivered in states where we do not have physical presence or another form of jurisdictional nexus, we could incur substantial tax liabilities for past sales and lose future sales as a result of the increased tax cost that would be borne by the customer. Also, states may seek to reclassify the status of internet order gatherers, such as our consumer business, as persons that are deemed to fulfill the underlying order, in which case, a state may seek to impose taxes on the receipts generated from consumer orders fulfilled and delivered by florists or other third parties outside such state. In addition, future changes in the operation of our online, mobile, and telephonic sales channels could result in the imposition of additional sales and use tax or other tax obligations.

        Additionally, in accordance with current industry practice by international floral and gift direct marketers and our interpretation of applicable law, we collect and remit value added taxes on certain consumer orders placed through Interflora. Future changes in the operation of our business could result in the imposition of additional tax obligations. Moreover, if a foreign taxing authority successfully challenges our current practice or implements new legislative initiatives, we could incur substantial tax liabilities for past sales and lose future sales as a result of the increased tax costs that would be borne by the customer. The imposition of additional tax liabilities for past or future sales could decrease our ability to compete with traditional retailers and reduce our sales, which could materially and adversely affect our business, financial condition, results of operations, and cash flows.

        We are subject to income and various other taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our consolidated provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income and other taxes against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions, and our historical recognition of other tax matters. The results of an audit or litigation could materially and adversely affect our business, financial condition, results of operations, and cash flows.

        In connection with our internet-based transactions, a number of states have been considering adopting legislation or instituting policy initiatives, including those that would facilitate a finding of nexus to exist between internet companies with the states, aimed at expanding the reach of sales and use taxes or imposing state income or other taxes on various innovative theories, including agency attribution from independent third-party service providers. Such legislation or initiatives could result in the imposition of additional sales and use taxes, or the payment of state income or other taxes, on certain transactions conducted over the internet. In addition, advertisers and other third parties may choose to not do business with us in order to avoid nexus with certain states. If such legislation is enacted, or such initiatives are instituted, and unless overturned by the courts, the legislation or initiatives could subject us to substantially increased tax liabilities for past and future sales or state income or other taxes, require us to collect additional sales and use taxes, cause our future sales to decrease, or otherwise materially and adversely affect our business, financial condition, results of operations, and cash flows.

Legal actions or investigations could subject us to substantial liability, require us to change our business practices, and materially and adversely affect our business, financial condition, results of operations, and cash flows.

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

        Various governmental agencies have in the past asserted claims, instituted legal actions, inquiries or investigations, or imposed obligations relating to our business practices, such as our marketing, billing, customer retention, renewal, cancellation, refund, and disclosure practices, and they may continue to do so in the future. We received civil investigative demands and subpoenas, as applicable, from the Federal Trade Commission ("FTC") and the Attorneys General of various states, primarily regarding their respective investigations into certain former post-transaction sales practices and certain of our marketing, billing, renewal and privacy practices and disclosures related to our FTD.COM business. We have cooperated with these investigations. However, the outcome of these or any other governmental investigations or their potential implications for our business are uncertain. We may not prevail in existing or future claims and any judgment against us or settlement or resolution of such claims may involve the payment of significant sums, including damages, fines, penalties, or assessments, or changes to our business practices. Defending against lawsuits, inquiries, and investigations also involves significant expense and diversion of management's attention and resources from other matters.

        Additional governmental investigations or other legal actions may be instituted in connection with prior sales practices or other current or former business practices. Enforcement actions or changes in enforcement policies and procedures could result in changes to our business practices, as well as significant damages, fines, penalties or assessments, which could decrease our revenues or increase the costs of operating our business. To the extent that our services and business practices change as a result of claims or actions by governmental agencies or private parties, or we are required to pay significant sums, including damages, fines, penalties, or assessments, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

        The Separation and Distribution Agreement, which was executed between us and United Online in connection with the Separation, provides United Online with the right to control the litigation and settlement of certain litigation matters that relate to us, United Online, and our respective predecessors and consolidated subsidiaries, which were asserted before the Separation, as well as specified litigation matters that are asserted after the Separation. These matters include the ongoing investigation relating to our and United Online's former post-transaction sales practices referenced above and certain other current or former business practices. See Note 15—"Commitments and Contingencies—Legal Matters" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. The Separation and Distribution Agreement also provides United Online with the right to allocate certain liabilities and expenses to us with respect to these matters. We and United Online may not prevail in these or other existing or future legal claims and any judgments against us and, in respect of the matters under United Online's control, we have limited rights to contest the terms of any settlement or other resolution agreed to by United Online and its allocation of liabilities and expenses to us. It is possible that we and United Online may have differing interests in respect of the terms of any such settlement or other resolution of the matters under United Online's control. The settlement or other resolution of litigation claims by us, or by United Online in respect of the matters under United Online's control, may involve the payment of significant sums, including damages, fines, penalties, or assessments, or changes to our business practices, and could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Governmental regulation of the collection and use of personal information or our failure to comply with these regulations could materially and adversely affect our business.

        The FTC has regulations regarding the collection and use of personal information obtained from individuals when accessing websites, with particular emphasis on access by minors. In addition, other governmental authorities have regulations to govern the collection and use of personal information that may be obtained from customers or visitors to websites. These regulations include requirements that procedures be established to disclose and notify users of our websites of our privacy and security policies, obtain consent from users for collection and use of personal information, and provide users with the ability to access, correct or delete personal information stored by us. In addition, the FTC and other governmental authorities have made inquiries and investigations of companies' practices with respect to their users' personal information collection and dissemination practices to confirm these are consistent with stated privacy policies and to determine whether precautions are taken to secure consumers' personal information. The FTC and certain state agencies also have made inquiries, and in a number of situations, brought actions against companies to enforce the privacy policies of these companies, including policies relating to security of consumers' personal information.

        As discussed in the preceding risk factor, we have been cooperating with the Attorneys General of various states in connection with their inquiries and investigations of, among other things, the privacy policy of our FTD.COM business. Becoming subject to the regulatory and enforcement efforts of the FTC, a state agency or other governmental authority could have a material adverse effect on our ability to collect demographic and personal information from users, which, in turn, could have a material adverse effect on our marketing efforts, business, financial condition, results of operations, and cash flows. In addition, the negative publicity regarding the existence or results of an investigation could have an adverse impact on customers' willingness to use our websites and services and thus could adversely impact our future revenues.

        Certain of our international businesses, such as our international consumer and floral network businesses, must also comply with data protection and privacy laws in the U.K., including the Data Protection Act 1998. If we or any of the third-party service providers on which we rely fail to transmit customer information and payment details in a secure manner, or if they otherwise fail to protect customer privacy in online transactions or if they transfer personal information outside the European Economic Area without complying with certain required conditions, then we risk being exposed to civil and criminal liability in the U.K., usually in the form of fines, as well as claims from individuals alleging damages as a result of the alleged non-compliance. We may also be required to alter our data collection and use practices. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Provide Commerce may have liabilities that are not known, probable or estimable at this time.

        As a result of the Acquisition, Provide Commerce has become an indirect wholly-owned subsidiary of FTD and we have effectively assumed all of its liabilities, whether or not asserted. There could be unasserted claims or assessments that we failed or were unable to discover or identify prior to the close of the Acquisition. In addition, there may be liabilities that are neither probable nor estimable at this time which may become probable and estimable in the future. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business. We may learn additional information about Provide Commerce that adversely affects us, such as unknown, unasserted, or contingent liabilities and issues relating to compliance with applicable laws.

We have incurred substantial expenses related to the Acquisition and expect to incur substantial expenses related to the integration of the Provide Commerce business and the achievement of synergies.

        We incurred $12.4 million in transaction-related costs during the year ended December 31, 2014. We expect to incur additional costs, which may be material, associated with integrating the Provide Commerce business and the achievement of synergies. There are many factors beyond our control that could affect the total amount or the timing of our integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. To the extent our integration expenses are higher than anticipated and are material, our business, financial condition, results of operations, and cash flows could be materially and adversely affected and our ability to meet the leverage ratio and fixed charged ratio mandated by our Amended and Restated Credit Agreement may be impaired.

We utilize outsourced staff and temporary employees, who may not be as well-trained or committed to our customers as our permanent employees, and their failure to provide our customers with high-quality customer service may cause our customers not to return, which could materially and adversely affect our business, financial condition, results of operations, and cash flows.

        We utilize and rely on a significant number of outsourced staff and temporary employees, in addition to our permanent employees, to take and distribute orders and respond to customer inquiries. These outsourced staff and temporary employees may not have the same level of commitment to our customers or be as well-trained as our permanent employees. In addition, we may not hire enough outsourced staff or temporary employees to adequately handle the increased volume of telephone calls we receive and orders we fulfill and ship during peak periods. We maintain only a limited number of permanent customer support and distribution center employees and rely on third-party vendors for outsourced customer support. Our permanent employees may not be able to provide the necessary range or level of customer support services in the event that one or more of our third-party vendors unexpectedly become unable or unwilling to provide some or all of these services to us. In addition, we may not be able to adequately staff our distribution centers during peak periods to enable us to fulfill and ship orders on a timely basis. If our customers are dissatisfied with the quality of the customer service they receive they may not place orders with us again, which could materially and adversely affect our business, financial condition, results of operations, and cash flows.

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

        A significant number of our members and customers authorize us to bill their payment card accounts (credit or debit) directly for all amounts charged by us. These members and customers provide payment card information and other personally identifiable information which, depending on the particular payment plan, may be maintained to facilitate future payment card transactions. We rely on third-party and internally-developed encryption and authentication technology to provide the security and authentication to effectively secure transmission of confidential information, including payment card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Non-technical means, for example, actions by an employee, can also result in a data breach. Under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, we could be liable to the banks that issue the payment cards for their related expenses and penalties. In addition, if we fail to follow payment card industry security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give our members and customers the option of using payment cards. If we were unable to accept payment cards or are limited in our acceptance of payment cards, our businesses could be materially and adversely affected.

        We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach related to us or the parties with which we have commercial relationships, could damage our reputation and expose us to a risk of loss, litigation, and possible liability. We cannot assure you that the security measures we take will be effective in preventing these types of activities. We also cannot assure you that the security measures of our third-party vendors, including network providers, providers of customer and billing support services, and other vendors, will be adequate. In addition to potential legal liability, these activities may adversely impact our reputation or our revenues and may interfere with our ability to provide our products and services, all of which could materially and adversely affect our business. In addition, the coverage and limits of our insurance policies may not be adequate to reimburse us for losses caused by security breaches.

If the Separation and related distribution of FTD common stock fails to qualify as a tax-free transaction for U.S. federal income tax purposes, then the distribution could result in significant tax liabilities.

        United Online received a private letter ruling from the Internal Revenue Service ("IRS") and an opinion of tax counsel, each substantially to the effect that the Separation and the distribution of shares of FTD common stock qualifies as a transaction that is tax-free for U.S. federal income tax purposes and will not result in the recognition, for U.S. federal income tax purposes, of income, gain or loss by United Online or its stockholders. The IRS ruling and the tax opinion rely on certain facts, assumptions, and undertakings, and certain representations from United Online and us, regarding the past and future conduct of both respective businesses and other matters, and the tax opinion relies on the IRS ruling. Notwithstanding the IRS ruling and the tax opinion, the IRS could determine that the distribution should be treated as a taxable transaction if it determines that any of these facts, assumptions, representations, or undertakings is not correct, or that the distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the tax opinion that are not covered by the IRS ruling.

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

We are bound by a number of agreements, including the Separation and Distribution Agreement and the Tax Sharing Agreement, that we entered into with United Online in connection with the Separation.

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

The agreements that we entered into with United Online in connection with the Separation may involve, or may appear to involve, conflicts of interest.

        In connection with the Separation, we entered into certain agreements with United Online which provide for the allocation between the Company and United Online of certain assets, liabilities, and obligations of United Online and its subsidiaries, and govern the relationship between United Online and us following the Separation. We negotiated these agreements with United Online while we were still a wholly-owned subsidiary of United Online. Accordingly, some of our executive officers and directors were employees or directors of United Online or its subsidiaries at the time of the negotiations and, as such, had an obligation to serve the interests of United Online and its subsidiaries. As a result, they could be viewed as having had a conflict of interest.

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

        After the Separation, there continue to be several significant areas where the liabilities of United Online may become our obligations. For example, under the Code and the related rules and regulations, each corporation that was a member of the United Online consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the distribution is jointly and severally liable for the U.S. federal income tax liability of the entire United Online consolidated tax reporting group for such taxable period. In connection with the Separation, we entered into a Tax Sharing Agreement with United Online that allocates the responsibility for prior period taxes of the United Online consolidated tax reporting group between our company and United Online. For a more detailed description, see Note 5—"Transactions with Related Parties" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. If United Online were unable to pay any prior period taxes for which it is responsible, however, we could be required to pay the entire amount of such taxes, and such amounts could be significant. Other provisions of federal, state, local, or foreign law may establish similar liability for other matters, including laws governing tax-qualified pension plans, as well as other contingent liabilities.

We might have been able to receive better terms from unaffiliated third parties than the terms we received from United Online in our agreements in connection with the Separation.

        The agreements related to the Separation, including the Separation and Distribution Agreement and the Tax Sharing Agreement, were negotiated in the context of our separation from United Online while we were still part of United Online. Although these agreements were intended to be on an arm's-length basis, they may not reflect terms that would have resulted from arm's-length negotiations among unaffiliated third parties. Conversely, certain agreements related to the Separation may include terms that are more favorable than those that would have resulted from arm's-length negotiations among unaffiliated third parties. Following expiration of these agreements, we will have to enter into new agreements with unaffiliated third parties, and such agreements may include terms that are less favorable to us. The terms of the agreements negotiated in the context of our Separation concerned, among other things, allocations of assets, liabilities, rights, indemnifications, and other obligations between United Online and us.

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

In connection with the Separation, United Online has indemnified us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that United Online's ability to satisfy its indemnification obligations will not be impaired in the future.

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

        The Company's common stock began trading "regular way" on the NASDAQ Global Select Market under the symbol "FTD" on November 1, 2013. There can be no assurance that an active trading market for our common stock will be sustained in the future. The lack of an active trading market may make it more difficult for you to sell our shares and could lead to our share price being depressed or more volatile. In addition, the market price of our common stock may fluctuate significantly.

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

  •
  investor perception of us and the floral and gift retail industry;

  •
  overall market fluctuations; and

  •
  general economic conditions and other external factors.

        Stock markets in general have also experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could materially and adversely affect the trading price of our common stock.

As a significant stockholder of FTD, Liberty has significant influence over actions requiring stockholder approval and its presence may affect the ability of a third party to acquire control of us.

        In connection with the Acquisition, we issued 10,203,010 shares of FTD common stock to Liberty on December 31, 2014, representing approximately 35% of the issued and outstanding shares of FTD common stock at the close of the Acquisition. As a result, the ownership and voting interests in FTD of pre-Acquisition FTD stockholders has been significantly reduced, which decreases the ability of such stockholders to influence the election of directors and influence other matters. Liberty's interests may not in all cases be aligned with the interests of other FTD stockholders. In addition, pre-Acquisition stockholders may experience dilution in their claim to our earnings per share as a result of the issuance of FTD common stock to Liberty.

        Furthermore, having Liberty as a significant stockholder may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from seeking to acquire, a majority of the outstanding shares of FTD common stock or control of the FTD board of directors through a proxy solicitation. In that regard, the Investor Rights Agreement contains certain provisions that may magnify these risks, including Liberty's right, in certain circumstances in response to a third party tender offer for shares of FTD common stock, to commence its own tender offer, restrictions on Liberty's ability to transfer shares of FTD common stock during the restricted period and thereafter, the waiver of Section 203 of the General Corporation Law of the State of Delaware ("DGCL") with respect to Liberty and its affiliates and the prohibition upon FTD from implementing a stockholder rights plan, unless the plan exempts certain actions by Liberty in accordance with the terms of the Investor Rights Agreement.

Future sales of FTD common stock by Liberty, or the perception that such sales could occur, could cause our stock price to decline.

        Liberty may sell shares of FTD common stock following the transaction under certain circumstances. The Investor Rights Agreement, which imposes certain restrictions on Liberty's ability to transfer its shares of FTD common stock, including, among other things, an 18-month prohibition on the transfer of any shares of FTD common stock by Liberty, subject to certain limited exceptions. The Investor Rights Agreement also grants Liberty certain registration rights that, after the 18-month restricted period, would permit Liberty to sell a large number of shares of FTD common stock in a short period of time. The sale of a substantial number of shares of FTD common stock by Liberty or our other stockholders within a short period of time, or the perception that such sales could occur, could cause our stock price to decline, make it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses using our common stock as consideration.

Your percentage ownership in our company may be diluted in the future.

        We have established equity incentive plans that will provide for the grant of common stock-based equity awards to our directors, officers, and employees. Your percentage ownership in our company may be diluted in the future because of equity awards that we expect to grant under these plans. In addition, we may issue equity as all or part of the consideration paid for acquisitions and strategic investments we may make in the future. If we issue additional common equity, either through public or private offerings or rights offerings, your percentage ownership in our company would decline if you do not participate on a ratable basis.

We may issue preferred stock with terms that could dilute the voting power or reduce the value of our common stock.

        While we have no specific plan to issue preferred stock, our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, privileges, preferences, including preferences over our common stock with respect to dividends and distributions, terms of redemption and relative participation, or other rights, if any, of the shares of each such series of preferred stock and any qualifications, limitations or restrictions thereof, as our board of directors may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.

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

We are an "emerging growth company" and the reduced disclosure requirements applicable to "emerging growth companies" may make our common stock less attractive to investors.

        We are an "emerging growth company," as defined in the JOBS Act. For as long as we continue to be an "emerging growth company," we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies. Among other things, we are not required to (1) provide an auditor's attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise, (4) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (5) provide certain disclosure regarding executive compensation required of larger public companies, or (6) hold a nonbinding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved. Accordingly, the information that we provide stockholders in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, and in our other filings with the SEC, may be different than what is available with respect to other public companies. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price could be more volatile and materially and adversely affected.

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

        We will remain an "emerging growth company" until the earliest of (1) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (2) the date on which we are deemed to be a "large accelerated filer," as defined in Rule 12b-2 under the Exchange Act or any successor statute, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period, or (4) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act. As a result of the Acquisition, we anticipate that we will no longer qualify as an "emerging growth company" as of December 31, 2015.

We currently do not expect to pay any cash dividends and the price of our stock may not appreciate.

        We presently intend to retain future earnings, if any, to reinvest in the growth of our businesses, to make interest payments on or pay down our debt and to fund potential acquisitions. As a result, we do not currently expect to pay any cash dividends. If we do not pay dividends, the price of our common stock must appreciate for you to recognize a gain on your investment upon sale. This appreciation may not occur.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We own our corporate headquarters located in Downers Grove, Illinois, which houses our executive offices and our Consumer and Florist segments. We also own the building that is occupied by Interflora in Sleaford, England.

        We lease three facilities in the U.S. that serve as call centers for our Consumer and Provide Commerce segments. We also lease 13 facilities in the U.S. that serve as distribution centers for our Provide Commerce and Florist segments.

        We lease office space in San Diego, Los Angeles, and San Francisco, California and Woodridge, Illinois for our Provide Commerce segment, in Quebec, Canada for our Florist segment, and in Hyderabad, India, for technology development and support related to our Consumer, Florist, and International segments. In addition, the International segment leases a flower shop in London, England. We believe that our existing facilities are in good condition and adequate to meet our current requirements and that suitable additional or substitute space will be available, as needed, to accommodate any physical expansion of our corporate and operations facilities.

        The Amended and Restated Credit Agreement includes a security interest in substantially all of our assets, including a mortgage on the owned real property at our Downers Grove, Illinois location. For additional information regarding our obligations under leases, see Note 15—"Commitments and Contingencies" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS

        In 2010, FTD.COM and Classmates, Inc. (a wholly-owned subsidiary of United Online) received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that consists of the Attorneys General for the following states: Alabama, Alaska, Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, Nebraska, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, Texas, Vermont, Washington, and Wisconsin. The primary focus of the inquiry concerns certain post-transaction sales practices in which these companies previously engaged with certain third-party vendors. In the second quarter of 2012, FTD.COM and Classmates, Inc. received an offer of settlement from the Multistate Work Group consisting of certain injunctive relief and the consideration of two areas of monetary relief: (1) restitution to consumers and (2) a $20 million payment by these companies for the violations alleged by the Multistate Work Group and to reimburse the Multistate Work Group for its investigation costs. FTD.COM and Classmates, Inc. rejected the Multistate Work Group's offer. FTD.COM and Classmates, Inc. have since had ongoing discussions with the Multistate Work Group regarding a negotiated resolution, with the most recent proposal made by the companies on December 23, 2014 to resolve the matter without admitting liability by making a settlement payment in an aggregate amount of $8 million relating to both companies and $2.5 million restitution by Classmates, Inc. to a group of purchasers of its subscription services. On January 15, 2015, the Multistate Work Group responded to the companies' December 23, 2014 offer with a counter offer seeking a payment from FTD.COM and Classmates, Inc. of $8 million and restitution from Classmates, Inc. of $3 million. FTD.COM and Classmates, Inc. have not yet responded to the Multistate Work Group's latest counter offer. While the companies anticipate that settlement discussions will be ongoing, there can be no assurances as to the terms on which the companies and the Multistate Work Group may agree to settle this matter, or that any settlement of this matter may be reached. If no settlement is reached, certain Attorneys General of the Multistate

Work Group may file litigation against FTD.COM and Classmates, Inc. and, in the event of litigation, FTD.COM intends to vigorously defend itself.

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

        In December 2008, Interflora, Inc. (in which the Company has a two-thirds ownership interest) and Interflora issued proceedings against Marks and Spencer plc ("Marks and Spencer") seeking injunctive relief, damages, interest, and costs in an action claiming infringement of U.K. trademark registration number 1329840 and European Community trademark registration number 909838, both for the word "Interflora." Marks and Spencer did not make a counterclaim. In July 2009, the High Court of Justice of England and Wales (the "High Court"), referred certain questions to the Court of Justice of European Union ("CJEU") for a preliminary ruling. In September 2011, the CJEU handed down its judgment on the questions referred by the High Court. In February 2012, the High Court scheduled the trial for April 2013. In September 2012, Interflora executed an indemnity agreement by which Interflora agreed to indemnify Interflora, Inc. against all losses and expenses arising out of this action which Interflora, Inc. may incur after July 10, 2012. The trial in this matter concluded in April 2013. In May 2013, the High Court ruled that Marks and Spencer infringed the Interflora trademarks. In June 2013, the High Court issued an injunction prohibiting Marks and Spencer from infringing the Interflora trademarks in specified jurisdictions and ordered Marks and Spencer to provide certain disclosures in order for damages to be quantified. The High Court granted Marks and Spencer permission to appeal the ruling. The appeal was heard by the Court of Appeal at a hearing held July 8-10, 2014. On November 5, 2014, the Court of Appeal issued its judgment upholding the appeal but did not determine the case in favor of either party, and instead remitted the case for a retrial by the High Court. On November 12, 2014, the Court of Appeal determined the order from its judgment, which became effective as of November 18, 2014, setting aside the order of the High Court from June of 2013. Pursuant to the order, Interflora made an interim payment of $0.3 million to Marks and Spencer towards the cost of the appeal and repaid the $1.8 million payment on account of its costs of the first High Court trial that Marks and Spencer was ordered to pay to Interflora in 2013. The part of the order lifting the injunction prohibiting Marks and Spencer from infringing the Interflora trademarks was lifted on December 2, 2014. No date or other directions have been set for the retrial.

        Commencing on August 19, 2009, the first of a series of consumer class action lawsuits was brought against Provide Commerce and co-defendant Regent Group, Inc. d/b/a Encore Marketing International ("EMI"). These cases were ultimately consolidated during the next three years into Case No. 09-CV-2094 in the United States District Court for the Southern District of California under the title In re EasySaver Rewards Litigation. Plaintiffs' claims arise from their online enrollment in subscription-based membership programs known as EasySaver Rewards, RedEnvelope Rewards, and Preferred Buyers Pass (collectively the "Membership Programs"). Plaintiffs claim that after they ordered items from certain of Provide Commerce's websites, they were presented with an offer to enroll in one of the Membership Programs, each of which is offered and administered by EMI. Plaintiffs purport to represent a putative nationwide class of consumers allegedly damaged by Provide Commerce's purported unauthorized or otherwise allegedly improper transferring of the putative class members' billing information to EMI, who then posted allegedly unauthorized charges to their credit or debit card accounts for membership fees for the Membership Programs. On February 22, 2010, Provide Commerce and EMI respectively filed motions to dismiss. On August 13, 2010, the court entered an order granting in part and denying in part the motions. Between August 13, 2010 and December 2011, plaintiffs filed various amended complaints and added or dismissed certain named plaintiffs. Plaintiffs filed the fourth amended complaint on December 14, 2011. The fourth amended complaint is the operative complaint. Plaintiffs assert ten claims against Provide Commerce and EMI in the fourth amended complaint: (1) breach of contract (against Provide Commerce only); (2) breach of contract (against EMI only); (3) breach of implied covenant of good faith and fair dealing; (4) fraud; (5) violations of the California Consumers Legal Remedies Act; (6) unjust enrichment; (7) violation of the Electronic Funds Transfer Act (against EMI only); (8) invasion of privacy; (9) negligence; and (10) violations of the Unfair Competition Law. Plaintiffs assert their claims individually and on behalf of a putative nationwide class. Plaintiffs sought damages, attorneys' fees, and costs. Provide Commerce and EMI filed motions to dismiss the claims of plaintiffs Lawler, Walters, Cox, and Dickey on January 24, 2012. The motions to dismiss were fully briefed as of February 23, 2012, but the court had not yet conducted a hearing or ruled on the motions. The parties participated in numerous settlement conferences and mediations throughout the case in an effort to resolve this matter. On April 9, 2012, the parties reached an agreement on the high-level terms of a settlement, conditioned on the parties negotiating and executing a complete written agreement. In the weeks following April 9, 2012, the parties negotiated a formal written settlement agreement ("Settlement" or "Agreement"). Upon reaching the Settlement, the hearing on the motions to dismiss was vacated, and Provide Commerce and EMI have not answered the fourth amended complaint in light of the Settlement. The court granted the Plaintiffs' unopposed motion for preliminary approval of the Settlement on June 13, 2012. After notice to the class and briefing by the parties, the court conducted a final approval hearing (also known as a fairness hearing) on January 28, 2013, and took the matter under submission at the conclusion of the hearing. On February 4, 2013, the court entered its final order approving class action settlement, granting plaintiffs' motion for attorneys' fees, costs, and incentive awards, and overruling objections filed by a single objector to the Settlement. The court entered judgment on the settlement on February 21, 2013. The objector filed a notice of appeal with the Ninth Circuit Court of Appeals on March 4, 2013. After the completion of briefing, the Ninth Circuit set oral argument on the appeal for February 2, 2015. But on January 29, 2015, the Ninth Circuit entered an order deferring argument and resolution of the appeal pending the Ninth Circuit's decision in a matter captioned Frank v. Netflix, No. 12-15705+. The Ninth Circuit issued its opinion in Frank v. Netflix, No. 12-15705+ on February 27, 2015, affirming the district court's approval of a settlement between Walmart and a class of Netflix DVD subscribers. It is unclear whether any of the parties to the Frank v. Netflix appeal will take further action before the Ninth Circuit or U.S. Supreme Court or when final resolution of the Frank v. Netflix appeal will occur. As such, the Ninth Circuit has not re-set oral argument or entered any other order since in this matter. The appeal of the Settlement remains pending.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

        Our common stock is listed on the NASDAQ Global Select Market under the symbol "FTD." Prior to the separation from United Online, FTD's common stock began trading on the NASDAQ on a "when-issued" basis on October 10, 2013, and on a "regular way" basis on November 1, 2013, the Separation date. There was no public market for FTD common stock prior to October 10, 2013. The following table sets forth, for the periods presented, the high and low sales prices of FTD common stock on the NASDAQ. The quotations are as reported in published financial sources.

	Sales Price
	High	Low
Fiscal 2014:
Fourth Quarter	$37.14	$31.14
Third Quarter	$36.00	$29.43
Second Quarter	$33.00	$27.60
First Quarter	$34.82	$29.02
Fiscal 2013:
October 10, 2013 - December 31, 2013	$36.99	$29.42

Shareholders

        In connection with the Acquisition, we issued 10,203,010 shares of FTD common stock to Liberty. The FTD shares issued to Liberty represented approximately 35% of FTD's issued and outstanding shares at the closing of the Acquisition. As a result, the proportional ownership and voting interests in FTD of pre-Acquisition stockholders has been significantly reduced following the Acquisition. Concurrent with the closing of the Acquisition, FTD and Liberty entered into an Investor Rights Agreement governing certain rights of and restrictions on Liberty in connection with the shares of FTD common stock that Liberty owns as a result of the Acquisition.

        As of February 27, 2015, there were approximately 401 shareholders of record of FTD common stock.

Dividends

        We have not paid any cash dividends on our common stock since the Separation on November 1, 2013. We do not currently anticipate paying any future cash dividends.

Issuer Purchases of Equity Securities

        On February 27, 2014, the FTD board of directors authorized a common stock repurchase program (the "Program") that allows us to repurchase up to $50 million of FTD common stock from time to time over a two-year period in both open market and privately negotiated transactions. As of December 31, 2014, we had not repurchased any shares under the Program.

        Upon vesting of restricted stock units ("RSUs") or exercise of stock options, we do not collect the minimum statutory withholding taxes in cash from employees. Instead, we automatically withhold, from the RSUs that vest or stock options exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock but are not considered repurchases under the Program. We then pay the minimum statutory withholding taxes in cash.

Stock Performance Graph

        The following graph compares the relative performance of our common stock, the Russell 2000 Index and the S&P SmallCap 600 Consumer Discretionary Index, our Peer Group Index. This graph covers the period from October 10, 2013 (the first day FTD common stock began "when-issued" trading on the NASDAQ Global Select Market) through December 31, 2014. The graph assumes that $100 was invested on October 10, 2013 in the common stock of FTD, the Russell 2000 Index, and our Peer Group Index, and also assumes the reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	10/10/13	12/31/13	12/31/14
FTD Companies, Inc	$100.00	$102.26	$109.29
Russell 2000 Index	$100.00	$109.13	$114.47
S&P SmallCap 600 Consumer Discretionary Index	$100.00	$111.94	$114.30

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents selected consolidated financial data, which should be read in conjunction with our consolidated financial statements and related notes and MD&A included elsewhere in this Form 10-K. The table presents the consolidated statements of operations and cash flow data for the three years ended December 31, 2014, and the consolidated balance sheet data at December 31, 2014 and 2013, which are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The table also presents the consolidated statements of operations and cash flow data for the years ended December 31, 2011 and 2010, and the consolidated balance sheet data at December 31, 2012 and 2011, which were derived from our audited consolidated financial statements that are not included in this Form 10-K.

        Our historical consolidated financial statements prior to November 1, 2013 included allocations of certain corporate costs from United Online, including costs related to senior management, legal, human resources, finance, information technology, and centrally-managed employee benefit arrangements. We believe the allocations of corporate costs from United Online were reasonable and do not believe our costs would have been significantly different on a stand-alone basis prior to the Separation. The historical financial information presented may not necessarily reflect our financial position, results of operations, and cash flows as if we had operated as a stand-alone public company during the periods prior to November 1, 2013. Accordingly, our historical results should not be relied upon as an indicator of our future performance.

        As the Acquisition was completed on December 31, 2014, the Company's consolidated balance sheet included Provide Commerce as of December 31, 2014. No results of operations of Provide Commerce were included in the Company's consolidated statements of operations and cash flow data for the year ended December 31, 2014.

        The following amounts are in thousands, except share and per share data:

	Year Ended December 31,
	2014(a)	2013(a)(b)	2012	2011	2010
Consolidated Statements of Operations and Cash Flow Data:
Revenues	$640,513	$627,343	$613,514	$587,249	$554,576
Operating income	$37,604	$33,666	$44,189	$41,217	$32,113
Net income	$22,830	$12,502	$21,174	$15,721	$6,607
Earnings per common share(c):
Basic	$1.18	$0.67	$1.14	$0.85	$0.36
Diluted	$1.17	$0.67	$1.14	$0.85	$0.36
Net cash provided by operating activities	$47,384	$34,203	$66,955	$43,688	$56,220
Cash dividends paid to United Online(d)	$—	$18,201	$19,299	$15,000	$—
Capital expenditures(e)	$7,486	$10,830	$6,507	$8,064	$9,588

	As of December 31,
	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents(f)	$95,595	$48,162	$67,347	$47,058
Total assets(f)	$1,352,613	$655,264	$684,629	$677,459
Long-term debt(g)	$320,000	$220,000	$233,144	$258,474
Common shares outstanding(c)	29,193	18,829	18,584	18,584

(a)
During the year ended December 31, 2014, the Company incurred transaction-related costs associated with the Acquisition that negatively impacted operating income and cash flow by

  $12.4 million, net income by $9.6 million and earnings per common share by $0.50. In addition, during the year ended December 31, 2013, the Company incurred transaction-related costs associated with the Separation that negatively impacted operating income and cash flow by $13.4 million, net income by $12.3 million and earnings per common share by $0.66.

(b)
On July 17, 2013, the Company refinanced its debt and entered into the 2013 Credit Agreement (as defined below). The Company repaid its 2011 Credit Agreement (as defined below) in full, and in connection with such transaction the Company recorded a $2.3 million pre-tax loss ($1.4 million after tax) on extinguishment of debt during the year ended December 31, 2013, which was recorded in interest expense.

(c)
In connection with the Separation, the Company's previously outstanding 10,000 shares of common stock were automatically reclassified and became 18,583,927 shares of common stock. The same number of shares was used to calculate basic and diluted earnings per share for the periods prior to the Separation. In addition, in connection with the Acquisition, the Company issued 10,203,010 shares of FTD common stock to Liberty, representing approximately 35% of FTD's issued and outstanding shares.

(d)
Prior to the Separation, FTD paid cash dividends to United Online in the amounts noted.

(e)
Capital expenditures of $10.8 million for the year ended December 31, 2013 included $2.3 million of capital expenditures related to the Separation and $1.2 million of payments for capital expenditures that were accrued at December 31, 2012.

(f)
As the Acquisition closed on December 31, 2014, the Company's consolidated balance sheet included Provide Commerce as of December 31, 2014, including acquired cash of $38.1 million.

(g)
On September 19, 2014, the Company amended and restated its 2013 Credit Agreement in its entirety (as amended and restated the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement provided for a $200 million term loan, the proceeds of which were used to repay a portion of outstanding revolving loans under the Amended and Restated Credit Agreement. On December 31, 2014, the Company borrowed $120 million under the Amended and Restated Credit Agreement to finance the cash portion of the Acquisition purchase price.

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

OVERVIEW

        We are a premier floral and gifting company with a vision to be the leading and most trusted floral and gifting company in the world. Our mission is to inspire, support, and delight our customers when expressing life's most important sentiments. We provide floral, gift and related products and services to consumers, retail florists, other retail locations and companies in need of floral and gifting solutions. Our business uses the highly-recognized FTD and Interflora brands, both supported by the iconic Mercury Man logo. While we operate primarily in the U.S., Canada, the U.K., and the Republic of Ireland, we have worldwide presence as our iconic Mercury Man logo is displayed in nearly 40,000 floral shops in approximately 150 countries. Our portfolio of brands also includes Flying Flowers, Flowers Direct, and Drake Algar in the U.K. While floral arrangements and plants are our primary offerings, we also market and sell gift items, including jewelry, chocolate dip delights and other sweets, gift baskets, wine and champagne, fruit, and spa products.

Separation from United Online

        Prior to November 1, 2013, FTD was a wholly-owned subsidiary of United Online. On November 1, 2013, United Online separated into two independent, publicly-traded companies: FTD Companies, Inc. and United Online, Inc. The Separation was consummated through a tax-free dividend involving the distribution of all shares of FTD Companies, Inc. common stock to United Online's stockholders. In connection with the Separation, holders of United Online common stock received one share of FTD common stock for every five shares of United Online common stock held on the record date (prior to giving effect to the reverse stock split of United Online shares). Following completion of the Separation, FTD Companies, Inc. became an independent, publicly-traded company on the NASDAQ under the symbol "FTD."

        Following the Separation, United Online has no continuing ownership interest in FTD; however, as part of the Separation, FTD entered into various agreements with United Online, including The Separation and Distribution Agreement, The Transition Services Agreement, The Tax Sharing Agreement, and The Employee Matters Agreement. These agreements, which became effective on November 1, 2013, govern the relationship between United Online and the Company after the Separation, and set forth, among other things, the rights and obligations of FTD and United Online regarding the Separation including: the rights and obligations related to tax payments and the administration of tax matters post-Separation; transitional services to be provided by United Online after the Separation; the rights and authority of United Online to control and settle certain litigation as disclosed in Note 15—"Commitments and Contingencies" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K; and the treatment of certain employee matters. The transition services were completed on April 15, 2014.

Acquisition of Provide Commerce

        On July 30, 2014, we entered into a stock purchase agreement (the "Stock Purchase Agreement") with Liberty and Provide Commerce pursuant to which we acquired from a wholly-owned subsidiary of Liberty all of the issued and outstanding shares of common stock of Provide Commerce, for a purchase price consisting of (i) cash consideration of approximately $145 million, which included $23 million for Provide Commerce's estimated cash on hand, net of an estimated working capital adjustment, and (ii) 10,203,010 shares of FTD common stock, representing approximately 35% of the issued and outstanding shares of FTD common stock. Upon the closing of the Acquisition on December 31, 2014, Provide Commerce became an indirect wholly-owned subsidiary of FTD.

        On September 19, 2014, we entered into the Credit Agreement Amendment, which amended and restated our 2013 Credit Agreement in its entirety. Among other things, the Amended and Restated Credit Agreement provided for a term loan in an aggregate principal amount of $200 million, the proceeds of which were used to repay a portion of outstanding revolving loans under the Amended and Restated Credit Agreement, and provided for the Acquisition Advance to finance the cash portion of the Acquisition purchase price. On December 31, 2014, we borrowed $120 million under the Acquisition Advance to fund the cash portion of the Acquisition purchase price.

        Concurrent with the closing of the Acquisition, FTD and Liberty entered into the Investor Rights Agreement, which governs certain rights of and restrictions on Liberty in connection with the shares of FTD common stock that were issued to Liberty as a result of the Acquisition. In addition, in connection with the closing of the Acquisition, the FTD board of directors was increased from seven to eleven directors, with Liberty selecting four new directors for appointment to the FTD board. At the close of the Acquisition, one of these directors was appointed to each of the Nominating and

Corporate Governance Committee, Audit Committee and Compensation Committee of the FTD board. Such appointments are subject in all respects to the terms and conditions contained in the Investor Rights Agreement. Liberty appointed, effective at the close of the Acquisition, Christopher W. Shean, Robin S. Pringle, Candace Duncan, and Sue Ann Hamilton as members of the FTD board.

        The Provide Commerce business operates primarily through its www.proflowers.com, www.berries.com, www.personalcreations.com, www.cherrymoonfarms.com, www.proplants.com, and www.gifts.com websites, associated mobile sites, mobile apps and various telephone numbers. Floral and gift offerings include fresh-cut flowers, floral arrangements, plants, gourmet-dipped berries and other products, premium fresh fruits, personalized gifts and other gifting products.

Reportable Segments

        Prior to the Separation, we reported our business operations in one operating and reportable segment. With the management changes that occurred in conjunction with the Separation, we began reporting our business operations in three operating and reportable segments: Consumer, Florist and International.

        As a result of the Acquisition, our operating and reportable segments changed to include a fourth segment, Provide Commerce. Accordingly, as of December 31, 2014, our operating and reportable segments consist of Consumer, Florist, International and Provide Commerce. However, as the Acquisition was completed on December 31, 2014, no results of operations of Provide Commerce were included in the Company's consolidated statement of operations for the year ended December 31, 2014 and our MD&A is presented based on our previous three reportable segments. For additional information about our reportable segments refer to MD&A and Note 3—"Segment Information" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. The Company's consolidated balance sheet at December 31, 2014 included the Provide Commerce assets acquired and liabilities assumed in the Acquisition.

        Through our Consumer segment, we are a leading direct marketer of floral and gift products for consumers, primarily in the U.S. and Canada. Our Consumer segment operates primarily through the www.ftd.com website, associated mobile sites, and the 1-800-SEND-FTD telephone number. Through our Florist segment, we are a leading provider of products and services to our floral network members, which include traditional retail florists and other non-florist retail locations, primarily in the U.S. and Canada. We also provide products and services to other companies in need of floral and gifting solutions. Our International segment consists of Interflora, which operates primarily in the U.K. and the Republic of Ireland. Interflora is a leading direct marketer of floral and gift products for consumers and operates primarily through its www.interflora.co.uk and www.interflora.ie websites, associated mobile sites, and various telephone numbers. Interflora also provides products and services to floral network members, funeral directors, independent gift shops, other retailers, and to other companies in need of floral and gifting solutions.

        For additional information about our reportable segments refer to Note 3—"Segment Information" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

SIGNIFICANT OPERATING AND FINANCIAL HIGHLIGHTS

  •
  On December 31, 2014, we completed the acquisition of Provide Commerce. We believe the acquisition of Provide Commerce furthers our vision to become the leading and most trusted floral and gifting company in the world as it unites two complementary businesses to offer customers a greater variety of floral and gifting products and an enhanced shopping experience. In addition, the Acquisition will generate significant cost synergies to increase stockholder value, including approximately $25 million in annual synergies expected by the end of 2017.

  •
  On September 19, 2014, we amended and restated our 2013 Credit Agreement (as defined below) in its entirety (as amended and restated the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement provided for a $200 million term loan, the proceeds of which were used to repay a portion of outstanding revolving loans under the Amended and Restated Credit Agreement, and the Acquisition Advance. We borrowed $120 million under the Acquisition Advance to finance the cash portion of the Acquisition purchase price.

  •
  Consolidated revenues increased $13.2 million, or 2%, to $640.5 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. Foreign currency exchange rates favorably impacted revenues by $8.9 million during the year ended December 31, 2014.

  •
  Included in our consolidated statement of operations for the year ended December 31, 2014 are pre-tax transaction-related costs of $12.4 million incurred in connection with the Acquisition. These costs impacted net income and earnings per common share by $9.6 million and $0.50, respectively, and negatively impacted cash flows for the year ended December 31, 2014. These costs relate primarily to investment banking, legal, accounting, tax, and other professional fees.

  •
  Net cash provided by operating activities increased to $47.4 million for the year ended December 31, 2014, driven primarily by increased net income.

Items Affecting Comparability of Financial Results

        The historical consolidated financial statements for the periods prior to the Separation included direct costs of the Company incurred by United Online on the Company's behalf and allocations of certain general corporate costs incurred by United Online. Direct costs include finance, legal, human resources, technology development, and other services and were determined based on the level of services expended by United Online for services provided to the Company. Allocations of certain general corporate costs included, without limitation, executive oversight, accounting, internal audit, treasury, tax, and legal. The allocations of general corporate costs were based primarily on estimated time incurred and/or activities associated with the Company. Management believes the allocations of corporate costs from United Online were reasonable and does not believe the Company's costs would have been significantly different on a stand-alone basis prior to the Separation. However, the allocated costs may not have included all of the costs that would have been incurred had the Company been a stand-alone company during the periods prior to the Separation, and accordingly, the Company's consolidated financial statements may not have reflected the financial position, results of operations and cash flows had the Company been a stand-alone company during the periods prior to the Separation.

        As a result of the Acquisition, our operating and reportable segments changed to include a fourth segment, Provide Commerce. Accordingly, as of December 31, 2014, our operating and reportable segments consist of Consumer, Florist, International, and Provide Commerce. However, as the Acquisition was completed on December 31, 2014, no results of operations of Provide Commerce were included in the Company's consolidated statement of operations for the year ended December 31, 2014 and our MD&A is presented based on our previous three reporting segments. For additional information about our reportable segments refer to MD&A and Note 3—"Segment Information" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. The Company's consolidated balance sheet at December 31, 2014 included the Provide Commerce assets acquired and liabilities assumed in the Acquisition.

KEY BUSINESS METRICS

        We review a number of key business metrics to help us monitor our performance and trends affecting our segments, and to develop forecasts and budgets. These key metrics include the following:

        Segment operating income.    Our chief operating decision maker uses segment operating income to evaluate the performance of our business segments and to make decisions about allocating resources among segments. Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges or gains, transaction-related costs, and restructuring and other exit costs. Stock-based compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income (expense). See Note 3—"Segment Information" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for a reconciliation of segment operating income to consolidated operating income and consolidated income before income taxes.

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

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except for average order values, average revenues per member and average currency exchange rates)
Consolidated:
Consolidated revenues	$640,513	$627,343	$613,514
Consumer:
Segment revenues(a)	$318,563	$321,724	$317,003
Segment operating income	$31,481	$35,151	$35,245
Consumer orders	4,335	4,513	4,485
Average order value	$69.30	$67.15	$66.57
Florist:
Segment revenues(a)	$162,552	$163,145	$158,180
Segment operating income	$47,077	$47,078	$44,425
Average revenues per member	$12,504	$11,827	$11,004
International:
Segment revenues	$177,789	$161,389	$157,081
Segment operating income	$19,817	$18,369	$18,289
Consumer orders	2,718	2,662	2,535
Average order value (in GBP)	£33.12	£32.54	£32.69
Average order value (in USD)	$54.48	$50.83	$51.87
Average currency exchange rate: GBP to USD	1.64	1.56	1.59

(a)
Segment revenues are prior to intersegment eliminations. See Note 3—"Segment Information" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for a reconciliation of segment revenues to consolidated revenues.

CONSOLIDATED OPERATING RESULTS

        The following table sets forth, for the periods presented, selected historical consolidated statements of operations data. The information contained in the table below should be read in conjunction with—"Critical Accounting Policies, Estimates and Assumptions,"—"Liquidity and Capital Resources," and—"Contractual Obligations, Other Commitments and Off-Balance Sheet Arrangements," included in this

Item 7, and "Quantitative and Qualitative Disclosures About Market Risk" and the consolidated financial statements and accompanying notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,			% Change
	2014	2013	2012	2014 to 2013	2013 to 2012
	(in thousands, except for percentages and per share amounts)
Revenues	$640,513	$627,343	$613,514	2%	2%
Operating expenses:
Cost of revenues	404,609	395,007	386,746	2%	2%
Sales and marketing	111,368	106,149	104,913	5%	1%
General and administrative	74,943	69,439	52,123	8%	33%
Amortization of intangible assets	11,769	22,916	25,543	(49)%	(10)%
Restructuring and other exit costs	220	166	—	33%	N/A

Total operating expenses	602,909	593,677	569,325	2%	4%

Operating income	37,604	33,666	44,189	12%	(24)%
Interest expense, net	(5,474)	(11,224)	(12,812)	(51)%	(12)%
Other income, net	330	332	627	(1)%	(47)%

Income before income taxes	32,460	22,774	32,004	43%	(29)%
Provision for income taxes	9,630	10,272	10,830	(6)%	(5)%

Net income	$22,830	$12,502	$21,174	83%	(41)%

Earnings per common share:
Basic	$1.18	$0.67	$1.14	76%	(41)%

Diluted	$1.17	$0.67	$1.14	75%	(41)%

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

Consolidated Revenues

        Consolidated revenues increased $13.2 million, or 2%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. Foreign currency exchange rates favorably impacted revenues by $8.9 million during the year ended December 31, 2014. The increase in consolidated revenues was primarily due to a $16.4 million increase ($7.5 million in constant currency) in revenues from our International segment, partially offset by a $3.2 million decrease in revenues from our Consumer segment (prior to intersegment eliminations), and a $0.6 million decrease in revenues from our Florist segment.

Consolidated Cost of Revenues

        Consolidated cost of revenues increased $9.6 million, or 2%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. Foreign currency exchange rates had a $6.2 million unfavorable impact on cost of revenues for the year ended December 31, 2014. The increase in consolidated cost of revenues was primarily due to a $12.5 million increase ($6.3 million in constant currency) in cost of revenues associated with our International segment, partially offset by a $2.6 million decrease in cost of revenues associated with our Consumer segment, and a $1.0 million decrease in cost of revenues associated with our Florist segment. Consolidated cost of revenues, as a percentage of consolidated revenues, remained consistent at 63% for the year ended December 31, 2014, compared to the year ended December 31, 2013.

Consolidated Sales and Marketing

        Consolidated sales and marketing expenses increased $5.2 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. Foreign currency exchange rates had a $1.1 million unfavorable impact on consolidated sales and marketing expenses for the year ended December 31, 2014. The increase was due to a $2.9 million increase in sales and marketing expenses in our Consumer segment, a $1.2 million increase ($0.1 million in constant currency) in sales and marketing expenses in our International segment, and a $0.6 million increase in stock-based compensation expense, partially offset by a $0.1 million decrease ($0.5 million increase excluding intersegment transactions) in sales and marketing expenses in our Florist segment. Consolidated sales and marketing expenses, as a percentage of consolidated revenues, remained consistent at 17% for the year ended December 31, 2014, compared to December 31, 2013.

Consolidated General and Administrative

        Consolidated general and administrative expenses increased $5.5 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. We incurred $12.4 million in transaction-related costs associated with the Acquisition during the year ended December 31, 2014. Personnel-related costs increased $5.0 million primarily due to increased headcount, stock-based compensation, and other compensation costs. Costs related to professional services fees, insurance, technology-related expenses, and facilities increased $3.5 million, and depreciation expense increased $0.8 million. Much of these increased costs are associated with the operations of the Company as a stand-alone public company. In addition, litigation and dispute settlement charges increased $1.3 million, and legal expenses increased $1.2 million due to the repayment of previously awarded legal fees in the Marks and Spencer litigation. During the year ended December 31, 2013, legal expenses were reduced by $1.7 million related to such interim award for reimbursement of legal fees. Partially offsetting these increases was a decrease related to $13.4 million of costs incurred during the year ended December 31, 2013 associated with the Separation, including such costs that were allocated from United Online, and a further decrease of $5.3 million related to United Online direct and general corporate cost allocations incurred during the year ended December 31, 2013, while we were a wholly-owned subsidiary of United Online. Consolidated general and administrative expenses, as a percentage of consolidated revenues, were 12% for the year ended December 31, 2014, compared to 11% for the year ended December 31, 2013.

Amortization of Intangible Assets

        Amortization of intangible assets decreased $11.1 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to certain complete technology intangible assets becoming fully amortized during the third quarter of 2013.

Interest Expense, Net

        Net interest expense decreased $5.8 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to lower interest rates as a result of the refinancing of our credit facility in July 2013 and lower debt principal balances outstanding. In addition, a $2.3 million loss on extinguishment of debt incurred in connection with the refinancing was recorded in interest expense in the year ended December 31, 2013.

Provision for Income Taxes

        Our effective income tax rate was 30% for the year ended December 31, 2014, compared to 45% for the year ended December 31, 2013. The effective income tax rates for the years ended December 31, 2014 and 2013 were impacted by the reduction in the valuation allowance related to foreign tax credits during 2014 and the reduction in the U.K. statutory corporation tax rate during 2013, which were partially offset by the impact of non-deductible costs related to the Acquisition in 2014 and the Separation in 2013.

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

BUSINESS SEGMENT OPERATING RESULTS

        Our segment operating results are presented based on how our chief operating decision maker evaluates the performance of the business segments and makes decisions about allocating resources among segments. As further discussed in Note 3—"Segment Information" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges or gains, transaction-related costs, and restructuring and other exit costs. Stock-based compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income (expense).

CONSUMER SEGMENT

	Year Ended December 31,			% Change
	2014	2013	2012	2014 to 2013	2013 to 2012
	(in thousands, except for percentages and average order values)
Segment revenues	$318,563	$321,724	$317,003	(1)%	1%
Segment operating income	$31,481	$35,151	$35,245	(10)%	—
Key metrics and other financial data:
Consumer orders	4,335	4,513	4,485	(4)%	1%
Average order value	$69.30	$67.15	$66.57	3%	1%
Segment operating margin	10%	11%	11%

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

Consumer Segment Revenues

        Consumer segment revenues decreased $3.2 million, or 1%, for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily driven by a 4% decrease in consumer order volume partially offset by a 3% increase in average order value. Consumer segment revenues declined year-over-year in the first two quarters of the year, which included the Valentine's Day and Mother's Day holidays. During these holiday periods consumer segment performance was impacted by heightened levels of competitive spending on media, online, and certain partner programs across the broader industry, which negatively impacted our business and caused these programs to become more expensive to secure and maintain. Consumer order volume was also negatively impacted by the Friday timing of the Valentine's Day holiday.

Consumer Segment Operating Income

        Consumer segment operating income decreased $3.7 million, or 10%, for the year ended December 31, 2014, compared to the year ended December 31, 2013, as revenues decreased $3.2 million and operating expenses increased $0.5 million. Cost of revenues decreased $2.6 million primarily driven by a decrease in product and shipping costs associated with the lower revenues. More than offsetting this decrease was an increase of $2.9 million in sales and marketing expenses, primarily due to higher cost marketing programs. Consumer segment operating margin was 10% for the year ended December 31, 2014, compared to 11% for the year ended December 31, 2013.

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

FLORIST SEGMENT

	Year Ended December 31,			% Change
	2014	2013	2012	2014 to 2013	2013 to 2012
	(in thousands, except for percentages and average revenues per member)
Segment revenues	$162,552	$163,145	$158,180	—	3%
Segment operating income	$47,077	$47,078	$44,425	—	6%
Key metrics and other financial data:
Average revenues per member	$12,504	$11,827	$11,004	6%	7%
Segment operating margin	29%	29%	28%

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

Florist Segment Revenues

        Florist segment revenues decreased $0.6 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. Products revenues decreased $0.8 million primarily due to decreases in sales of floral-related supplies and technology systems, partially offset by an increase in sales of fresh flowers. Services revenues increased $0.2 million primarily due to an increase in order-related revenues of $1.3 million, partially offset by declines in subscription and other services revenues. Average revenues per member increased 6% to $12,504 for the year ended December 31, 2014, compared to $11,827 for the year ended December 31, 2013.

Florist Segment Operating Income

        Florist segment operating income was flat for the year ended December 31, 2014, compared to the year ended December 31, 2013, as revenues decreased $0.6 million and operating expenses also decreased $0.6 million. Cost of revenues decreased $1.0 million, primarily driven by the reduction in product revenues. In addition, sales and marketing expenses decreased $0.1 million, as an increase of $0.9 million in marketing expenditures related to floral network orders was more than offset by a $1.0 million decrease in sales and marketing expenses primarily associated with personnel-related costs. Partially offsetting these decreases in operating expenses were increases in information technology personnel-related expenses. The Florist segment operating margin remained consistent at 29% for the year ended December 31, 2014, compared to the year ended December 31, 2013.

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

INTERNATIONAL SEGMENT

	Year Ended December 31,			% Change
	2014	2013	2012	2014 to 2013	2013 to 2012
	(in thousands, except for percentages, average order values and average currency exchange rates)
Segment revenues	$177,789	$161,389	$157,081	10%	3%
Segment operating income	$19,817	$18,369	$18,289	8%	—
Key metrics and other financial data:
Consumer orders	2,718	2,662	2,535	2%	5%
Average order value (in GBP)	£33.12	£32.54	£32.69	2%	—
Average order value (in USD)	$54.48	$50.83	$51.87	7%	(2)%
Segment operating margin	11%	11%	12%
Average currency exchange rate: GBP to USD	1.64	1.56	1.59

        We present certain results from our International segment on a constant currency basis. Such constant currency information compares results between periods as if foreign currency exchange rates had remained constant period-over-period. We calculate constant currency by applying the foreign currency exchange rate for the prior period to the local currency results for the current period.

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

International Segment Revenues

        International segment revenues increased $16.4 million, or 10% ($7.5 million, or 5%, in constant currency), for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase in revenues was primarily due to an increase of $12.7 million in consumer order revenues ($5.3 million in constant currency) associated with a 2% increase in order volume and a 2% increase in average order value (in constant currency). In addition, wholesale product sales increased $2.7 million ($2.5 million in constant currency) primarily related to incremental sales of fresh-cut flowers.

International Segment Operating Income

        International segment operating income increased $1.4 million, or 8% ($0.4 million, or 2%, in constant currency), for the year ended December 31, 2014, compared to the year ended December 31, 2013. Revenue increases of $16.4 million ($7.5 million in constant currency) were partially offset by an increase in operating expenses of $15.0 million ($7.1 million in constant currency). Cost of revenues increased $12.5 million ($6.3 million in constant currency) primarily driven by increased product costs related to the increase in revenues. General and administrative expenses increased $1.2 million ($0.6 million in constant currency) primarily related to the repayment of previously awarded legal fees in the Marks and Spencer litigation. In addition, sales and marketing expenses increased $1.2 million ($0.1 million in constant currency). Operating expenses for the year ended December 31, 2013 were positively impacted by the interim award of $1.7 million for the reimbursement of legal fees in the Marks and Spencer litigation. International segment operating margin remained consistent at 11% for the year ended December 31, 2014, compared to the year ended December 31, 2013.

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

International Segment Operating Income

        International segment operating income increased $0.1 million ($0.4 million, or 2%, in constant currency) for the year ended December 31, 2013, compared to the year ended December 31, 2012. Revenue increases of $4.3 million ($6.8 million in constant currency) were partially offset by an increase in operating expenses of $4.2 million ($6.4 million in constant currency). The Flying Flowers, Flowers Direct, and Drake Algar businesses contributed an incremental $3.9 million ($4.0 million in constant currency) to cost of revenues and sales and marketing expenses, related to the four month period noted above. In addition, cost of revenues for the remainder of the segment increased $0.5 million ($2.1 million in constant currency) primarily driven by increased product costs related to the increase in revenues. Legal expense increased $1.1 million, and personnel-related costs increased $0.5 million during the year ended December 31, 2013, compared to the year ended December 31, 2012. These increases were more than offset by an interim award of $1.7 million received as reimbursement of legal expenses incurred by the Company related to the Marks and Spencer litigation. International segment operating margin declined slightly to 11% for the year ended December 31, 2013, compared to 12% for the year ended December 31, 2012.

UNALLOCATED EXPENSES

        The Company incurs certain expenses which are not allocated to its three reportable segments.

	Year Ended December 31,			% Change
	2014	2013	2012	2014 to 2013	2013 to 2012
	(in thousands, except for percentages)
Unallocated expenses	$39,012	$35,076	$18,412	11%	91%

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

        Unallocated expenses increased $3.9 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. During the year ended December 31, 2014, we incurred $12.4 million in transaction-related costs associated with the Acquisition. In addition, personnel-related costs increased $4.9 million, primarily due to increased stock-based compensation, headcount, and other compensation costs. Costs related to professional services fees, insurance, and other fees increased $3.3 million. Much of these increased costs are associated with the operations of the Company as a stand-alone public company. During the year ended December 31, 2014, litigation and dispute settlement charges increased $1.3 million, and legal expenses increased $0.3 million. Partially offsetting these increases was a decrease related to costs incurred during the year ended December 31, 2013 of $13.4 million associated with the Separation, including such costs that were allocated from United Online, and a further decrease of $4.8 million related to United Online direct and general corporate cost allocations incurred during the year ended December 31, 2013 while we were a wholly-owned subsidiary of United Online.

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

LIQUIDITY AND CAPITAL RESOURCES

Amended and Restated Credit Agreement

        On July 17, 2013, FTD Companies, Inc. entered into a credit agreement (the "2013 Credit Agreement") with Interflora British Unit, certain wholly-owned domestic subsidiaries of FTD Companies, Inc. party thereto as guarantors, the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of America, N.A., as the administrative agent for the lenders, which provided for a $350 million five-year revolving credit facility. On July 17, 2013, FTD Companies, Inc. drew $220 million of the $350 million revolving credit facility and used this, together with approximately $19 million of its existing cash balance, to repay amounts outstanding under the 2011 Credit Agreement (as defined below) in full and pay fees and expenses related to the 2013 Credit Agreement. The 2011 Credit Agreement was terminated in connection with the entry into the 2013 Credit Agreement.

        On September 19, 2014, the Company entered into the Credit Agreement Amendment, which amended and restated the 2013 Credit Agreement in its entirety. Among other things, the Amended and Restated Credit Agreement provided for a term loan in an aggregate principal amount of $200 million, the proceeds of which were used to repay a portion of outstanding revolving loans under the Amended and Restated Credit Agreement, and also provided for the Acquisition Advance to finance the cash portion of the Acquisition purchase price. On December 31, 2014, we borrowed $120 million under the Acquisition Advance to fund the cash portion of the Acquisition purchase price.

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

        The interest rates applicable to borrowings under the Amended and Restated Credit Agreement are based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to the Company's net leverage ratio. The initial base rate margin was 0.75% per annum and the initial LIBOR margin was 1.75% per annum. At December 31, 2014, the base rate margin was 1.0% per annum and the LIBOR margin was 2.0% per annum. In addition, the Company pays a commitment fee ranging from 0.20% per annum to 0.40% per annum on the unused portion of the revolving credit facility. The interest rates (based on LIBOR) at December 31, 2014 under the term loan and the revolving credit facility were both 2.17%. The commitment fee rate at December 31, 2014 was 0.30%. The Amended and Restated Credit Agreement contains customary representations and warranties, events of default, affirmative covenants, and negative covenants, that, among other things, require the Company to maintain compliance with a maximum net leverage ratio and a minimum consolidated fixed charge coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, and asset sales, and the Company's ability to incur additional debt and additional liens. The Company was in compliance with all covenants under the Amended and Restated Credit Agreement at December 31, 2014.

        The term loan is subject to quarterly amortization payments and customary mandatory prepayments under certain conditions. The outstanding balance of the term loan and all amounts outstanding under the revolving credit facility are due upon maturity in September 2019.

        The degree to which our assets are leveraged and the terms of our debt could materially and adversely affect our ability to obtain additional capital, as well as the terms at which such capital might be offered to us. We currently expect to have sufficient liquidity to meet our obligations for at least the next twelve months, including interest payment obligations, quarterly amortization payments and mandatory prepayments, if any, under the Amended and Restated Credit Agreement.

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

        The refinancing of the 2011 Credit Agreement was accounted for in accordance with Financial Accounting Standards Board Accounting Standards Codification ("ASC") 470, Debt. A significant portion of the debt under the 2011 Credit Agreement was considered to be extinguished, and we recorded a $2.3 million loss on the extinguishment of debt in interest expense during the year ended December 31, 2013.

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

        Our total cash and cash equivalents balance increased by $47.4 million to $95.6 million at December 31, 2014, compared to $48.2 million at December 31, 2013. Our summary cash flows for the periods presented were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$47,384	$34,203	$66,955
Net cash used for investing activities	$(114,102)	$(10,767)	$(10,509)
Net cash provided by (used for) financing activities	$114,901	$(42,559)	$(36,958)

        Net cash provided by operating activities increased by $13.2 million. Net cash provided by operating activities is driven by our net income adjusted for non-cash items including, but not limited to, depreciation and amortization, stock-based compensation, loss on extinguishment of debt, deferred taxes, and changes in working capital. The increase in net cash provided by operating activities was due to a $16.7 million favorable change in operating assets and liabilities and a $10.3 million increase in net income which was partially offset by a decrease of $13.8 million in non-cash items. Our cash flow from operating activities was negatively impacted by $12.4 million of transaction-related costs incurred in connection with the Acquisition. The change in operating assets and liabilities primarily relates to the timing of vendor and income tax payments. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing, and other factors.

        Net cash used for investing activities increased by $103.3 million due to our acquisition of Provide Commerce. On December 31, 2014, we acquired all of the issued and outstanding shares of common stock of Provide Commerce from Liberty. The purchase price included cash consideration of $106.6 million, net of cash acquired of $38.1 million and an estimated working capital adjustment. Offsetting this increase was a decrease of $3.3 million in purchases of property and equipment. We currently anticipate that our total capital expenditures for 2015 will be approximately $25 million. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash provided by financing activities increased by $157.5 million. During the year ended December 31, 2014, under the Amended and Restated Credit Agreement, we entered into a term loan in an aggregate principal amount of $200 million, the proceeds of which were used to repay a portion of outstanding revolving loans. In addition, we borrowed $120 million under the Acquisition Advance, as provided for in the Amended and Restated Credit Agreement, to finance the cash portion of the Acquisition purchase price. During the year ended December 31, 2013, we paid dividends of $18.2 million to United Online and drew $220 million on the revolving credit facility under the 2013 Credit Agreement and used the borrowing along with our existing cash balance to repay amounts outstanding under the 2011 Credit Agreement of $246 million in full. During the year ended December 31, 2014, we paid $3.9 million of debt issuance costs associated with the Amended and Restated Credit Agreement compared to payments of $3.2 million of debt issuance costs in 2013 associated with the 2013 Credit Agreement. In addition, during the year ended December 31, 2014 we paid $2.4 million related to withholding taxes on vested restricted stock units. We withhold shares to cover withholding taxes on vested restricted stock units and pay these taxes in cash.

        Based on our current projections, we expect to continue to generate positive cash flows from operations at least for the next twelve months. We may use our existing cash balances and future cash generated from operations to fund, among other things, working capital, stock repurchases, interest payment obligations, quarterly amortization payments and mandatory prepayments, if any, under the Amended and Restated Credit Agreement, capital expenditures, and acquisitions.

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

        On February 27, 2014, our board of directors authorized a common stock repurchase program that allows us to repurchase up to $50 million of FTD common stock from time to time over a two-year period in both open market and privately negotiated transactions. As of December 31, 2014, we had not repurchased any shares under the program.

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

        Net cash provided by operating activities decreased by $32.8 million. Net cash provided by operating activities is driven by our net income adjusted for non-cash items, including, but not limited to, depreciation and amortization, stock-based compensation, loss on extinguishment of debt, deferred taxes, and changes in working capital. The decrease in net cash provided by operating activities was primarily due to a $25.4 million unfavorable change in working capital, an $8.7 million decrease in net income, partially offset by a $1.3 million increase in non-cash items. Our cash flow from operating activities was negatively impacted by the $13.4 million of transaction-related costs incurred in connection with the Separation. The change in working capital was primarily related to the timing of payments to vendors ($7.6 million) and the timing of income tax payments to United Online ($14.7 million).

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

CONTRACTUAL OBLIGATIONS, OTHER COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

        Contractual obligations at December 31, 2014 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Debt, including interest(a)	$388,456	$28,448	$60,940	$299,068	$—
Noncancelable operating leases	41,902	10,418	17,120	7,772	6,592
Purchase obligations	34,800	25,262	8,714	824	—
Other liabilities(b)	1,559	611	440	203	305

Total	$466,717	$64,739	$87,214	$307,867	$6,897

(a)
Interest obligations were estimated using implied forward interest rates for 3-month LIBOR based on quoted market rates from the U.S. dollar-denominated interest-rate swap curve.

(b)
At December 31, 2014, we had liabilities for uncertain tax positions totaling $0.7 million, of which $0.2 million was included in other liabilities in the contractual obligations table above and, at December 31, 2014, was expected to be due in less than one year. We are not able to reasonably estimate when or if cash payments for long-term liabilities related to uncertain tax positions will occur.

        We had $2.4 million of commitments under letters of credit at December 31, 2014 which were scheduled to expire within one year.

        Standby letters of credit are maintained by FTD to secure credit card processing activity and additional letters of credit are maintained related to inventory purchases, insurance policies and lease obligations.

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

Off-Balance Sheet Arrangements

        At December 31, 2014 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

Inventory

        Inventory, consisting primarily of products held for sale, is stated at the lower of cost or market value. Inventory is valued using the weighted-average cost method. We regularly assess the valuation of inventory and review inventory quantities on hand and, if necessary, write down excess and obsolete inventory based primarily on the age of the inventory and forecasts of product demand, as well as markdowns for the excess of cost over the amount we expect to realize from the sale of certain inventory. In connection with the Acquisition, inventories related to the Provide Commerce business are stated at our preliminary estimate of fair value as of December 31, 2014. On an ongoing basis such inventories will be stated at the lower of cost or market value and will be valued using the weighted-average cost method.

Revenue Recognition

        We apply the provisions of ASC 605, Revenue Recognition, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered and no significant company obligations remain, the fee is fixed or determinable, and collectability is reasonably assured. Revenues exclude sales taxes.

        Products revenues, less discounts and refunds, and the related cost of revenues are recognized when products are delivered to the customers. Shipping and service fees charged to customers are recognized at the time the related products revenues are recognized and are included in products revenues. Shipping and delivery costs are included in cost of revenues. Our consumer business generally recognizes revenues on a gross basis because we bear the risks and rewards associated with the revenue-generating activities by (i) acting as a principal in the transaction; (ii) establishing prices; (iii) being responsible for fulfillment of the order by the floral network members and third-party suppliers; (iv) taking the risk of loss for collection, delivery and returns; and (v) marketing the products and services.

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

        Probability of collection is assessed based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If it is determined that collectability is not reasonably assured, revenues are not recognized until collectability becomes reasonably assured, which is generally upon receipt of cash.

Acquisitions

        We allocate the purchase price of acquired businesses to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The estimates used to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. We use information available to us to make fair value determinations and engage independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired long-lived assets. While we use our best estimates and assumptions as a part of the purchase price allocation process, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. We are also required to estimate the useful lives of intangible assets to determine the amount of acquisition-related intangible asset amortization expense to record in future periods. We periodically review the estimated useful lives assigned to our intangible assets to determine whether such estimated useful lives continue to be appropriate.

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

        In calculating the fair value of the reporting units, the Company used a combination of the market approach and the income approach valuation methodologies. Under the market approach we used the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar companies based on business description, revenue size, markets served and profitability. The key assumptions used in the income approach discounted cash flow valuation model included discount rates, growth rates, cash flow projections, and terminal growth rates. The discount rate utilized is indicative of the return an investor would expect to receive for investing in a similar business. Considering industry and company-specific historical data and internal forecasts and projections, management developed growth rates and cash flow projections for each reporting unit. In determining the terminal growth rates, we considered GDP growth, consumer price inflation and the long-term growth prospects of each reporting unit. The discount rate, growth rates, cash flow projections and terminal growth rates are also significant estimates used in the determination of the fair value of the indefinite-lived intangible assets.

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

        Goodwill is tested for impairment at the reporting unit level. A reporting unit is a component of a business or group of businesses for which discrete financial information is available and is regularly reviewed by management. During the year ended December 31, 2014, we managed our business operations through our three operating and reportable segments, which were also our reporting units, prior to the Acquisition on December 31, 2014. We performed our annual goodwill impairment assessment for our three reporting units as of October 1, 2014. We elected to perform the two-step quantitative impairment test. The first step of the two-step quantitative impairment test involves comparing the fair value of a reporting unit with its respective carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, including goodwill, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of a reporting unit is less than its carrying amount, including goodwill, then the carrying amount of the goodwill is compared with its implied fair value. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. In our goodwill impairment assessments, step one of the quantitative goodwill impairment test resulted in the determination that the fair values of the reporting units exceeded their carrying amounts, including goodwill. Accordingly, step two was not required. The fair values of the Consumer, Florist, and International reporting units exceeded their carrying amounts by approximately 35%, 45%, and 40% respectively, at October 1, 2014. The key assumptions used in determining the fair value for the Consumer and Florist reporting units were discount rates of 9.5% and 9.0%, respectively, and terminal growth rates of 2.5% and 1%, respectively. For the International reporting unit, the discount rate used was 10.5% and the terminal growth rate used was 4%. For all of the reporting units, we assumed revenue growth and applied margin and other cost assumptions consistent with the reporting unit's historical trends.

        We elected to perform the one-step quantitative impairment test for our indefinite-lived intangible assets under ASC 350. Under the one-step quantitative impairment test, the fair values of indefinite-lived intangible assets are compared to their respective carrying amounts and, if the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to the excess. The quantitative indefinite-lived intangible assets impairment test as of October 1, 2014 resulted in the determination that the fair values of the indefinite-lived intangible assets exceeded their carrying amounts by approximately 80% and 45% for the FTD and Interflora trade names, respectively.

Accordingly, we did not record any impairment charges related to our indefinite-lived intangible assets in the year ended December 31, 2014.

Finite-Lived Intangible Assets and Other Long-Lived Assets

        We account for finite-lived intangible assets and other long-lived assets in accordance with ASC 360, Property, Plant and Equipment. Intangible assets acquired in a business combination are initially recorded at management's estimate of their fair values. We evaluate the recoverability of identifiable intangible assets and other long-lived assets, other than indefinite-lived intangible assets, for impairment when events occur or circumstances change that would indicate that the carrying amount of an asset may not be recoverable. Events or circumstances that may indicate that an asset is impaired include, but are not limited to, significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future operating results, a change in the extent or manner in which an asset is used, shifts in technology, significant negative industry or economic trends, changes in our operating model or strategy, and competitive forces. In determining if an impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets' carrying amounts and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amounts of the assets exceed the respective fair values of the assets. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from two to fifteen years. Our identifiable intangible assets were acquired primarily in connection with business combinations.

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

Income Taxes

        Through October 31, 2013, the Company was included in the consolidated federal income tax return of United Online, as well as certain state tax returns where United Online filed on a combined basis. The Company applies the provisions of ASC 740, Income Taxes, and computed the provision for income taxes and calculated the deferred tax balances for all periods presented on a separate return basis. Under ASC 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation allowance to reduce our deferred tax assets to the amount that is more-likely-than-not to be realized. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In accordance with ASC 740, we recognize, in our consolidated financial statements, the impact of our tax positions that are more-likely-than-not to be sustained upon examination based on the technical merits of the positions. We recognize interest and penalties for uncertain tax positions in income tax expense.

        In connection with the Separation, the Company and United Online entered into a Tax Sharing Agreement, which became effective on November 1, 2013. Under this agreement, we are generally responsible for the payment of all income and non-income taxes attributable to our operations, and the operations of our direct and indirect subsidiaries.

Legal Contingencies

        We are currently involved in certain legal proceedings and investigations. The Company records a liability when it believes that it is both probable that a loss will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate, (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. We continually assess the potential liability related to such pending matters. Legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, as codified in FASB Accounting Standards Codification ("ASC") 740. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We do not expect this update to have a material impact on our consolidated financial statements.

        In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The amendments in this ASU affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The amendments in this ASU require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. We are currently assessing the impact of this update on our consolidated financial statements.

        In January 2015, FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items, which eliminates the concept of extraordinary items from GAAP. The amendments in this ASU eliminate the requirement that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2015. The amendments should be applied prospectively and retrospective application is permitted. We do not expect this update to have a material impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of business; principally risk associated with interest rate and foreign currency exchange rate fluctuations.

Interest Rate Risk

        We are exposed to interest rate risk on our cash and cash equivalents and the outstanding balance under the Amended and Restated Credit Agreement. The interest rates applicable to borrowings under the Amended and Restated Credit Agreement are based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to the Company's net leverage ratio. In March 2012, the Company entered into forward starting interest rate cap instruments based on 3-month LIBOR that are effective from January 2015 to June 2018 and have aggregated notional values totaling $130 million. The interest rate cap instruments are designated as cash flow hedges to hedge against expected future cash flows attributable to future 3-month LIBOR interest payments on a portion of the outstanding borrowings under the Amended and Restated Credit Agreement. The gains or losses on the instruments are reported in other comprehensive income to the extent that they are effective and will be reclassified into earnings when the expected future cash flows, beginning in January 2015 through June 2018 and attributable to future 3-month LIBOR interest payments, are recognized in earnings. A 100 basis point increase in LIBOR rates would result in an estimated annual increase in our interest expense related to the outstanding debt under the Amended and Restated Credit Agreement of approximately $3.4 million.

        While we do not currently maintain any short-term investments, we still maintain deposits, which are classified as cash equivalents. Therefore, our interest income is sensitive to changes in the general level of U.S. and certain foreign interest rates.

Foreign Currency Exchange Risk

        We transact business in foreign currencies, and we are exposed to risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound ("GBP"), the Euro ("EUR"), the Canadian Dollar ("CAD"), the Indian Rupee ("INR"), and the Colombian Peso ("COL") which may result in gains or losses being reported in our results of operations. Volatilities in GBP, EUR, CAD, INR, COL and other relevant foreign currencies are monitored by us throughout the year. We face two risks related to foreign currency exchange rates—translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. Dollars using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the consolidated balance sheets. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against other currencies. Substantially all of the revenues of our foreign subsidiaries are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the exchange rate used to translate these revenues and expenses. Therefore, changes in foreign currency exchange rates may negatively affect our consolidated revenues and net income. A 10% adverse change in overall foreign currency exchange rates over an entire year would not have a material impact on estimated annual revenues or estimated annual income before income taxes. These estimates assume an adverse shift in all foreign currency exchange rates against the U.S. Dollar, which do not always move in the same direction or in the same degrees, and actual results may differ materially. Net foreign currency transaction gains or losses arising from transactions denominated in currencies other than the local functional currency are included in other income, net, in the consolidated statements of operations.

        At times, we utilize forward foreign currency exchange contracts to protect the value of our net investments in certain foreign subsidiaries denominated in currencies other than the U.S. Dollar. These contracts are designated as hedges of net investments in foreign entities. At December 31, 2014, we had no forward foreign currency exchange contracts outstanding.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Index to Consolidated Financial Statements and Supplemental Schedule on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        We acquired Provide Commerce on December 31, 2014, and have excluded Provide Commerce from our evaluation of the effectiveness of internal control over financial reporting. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of the Company's disclosure controls and procedures does not include Provide Commerce.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 based on the 2013 framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on our evaluation under this framework, our management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.

        As permitted by the guidelines established by the SEC, companies are allowed to exclude certain acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Accordingly, management's assessment of the effectiveness of the Company's internal control over financial reporting excluded Provide Commerce, which was acquired by the Company on December 31, 2014. Provide Commerce is an indirect wholly-owned subsidiary of the Company whose assets represent approximately 52% of the consolidated total assets of the Company at December 31, 2014. Provide Commerce's results of operations are not included in the Company's consolidated statement of operations for the year ended December 31, 2014, as the Acquisition was completed on December 31, 2014. Since we excluded the Provide Commerce acquisition from our evaluation of internal control over financial reporting our evaluation does not include the material weaknesses identified by Provide Commerce's external auditor related to the audit of the December 31, 2013 financial statements.

        The following deficiencies were considered to be material weaknesses in Provide Commerce's internal controls:

  •
  Provide Commerce's accounting department does not include an individual who serves as the resident expert in technical GAAP matters.

  •
  Provide Commerce's accounting department is not staffed with a sufficient number of qualified accounting resources to allow for independent reviews of accounting schedules in order to address all relevant key risk points in the underlying accounting analysis.

  •
  Provide Commerce's general information technology ("IT") controls ("GITCs") are ineffective, in large part, because access to Provide Commerce's various IT systems are not properly restricted to appropriate personnel, including administrative access rights. Further, controls are not in place to assess the completeness and accuracy of system reports given the lack of effective GITCs.

        In fiscal year 2015, the Company will include Provide Commerce in its evaluation of internal control over financial reporting. This assessment will include 1) further understanding of the material weaknesses reported by the previous auditor and 2) management's assessment of Provide Commerce's internal controls over financial reporting. We are assessing plans to improve the competency and staffing of the accounting department as well as the general information controls.

        In addition, we are an "emerging growth company," as defined under the JOBS Act, and are subject to reduced public company reporting requirements. The JOBS Act provides that an "emerging growth company" is not required to have the effectiveness of the Company's internal control over financial reporting audited by its external auditor for as long as the Company is deemed to be an "emerging growth company."

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is included under the following captions in our definitive proxy statement relating to our 2015 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014 and is incorporated herein by reference: "Matters to Be Considered at Annual Meeting—Proposal One: Election of Directors," "Executive Compensation and Other Information—Executive Officers," and "Executive Compensation and Other Information—Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.    EXECUTIVE COMPENSATION

        We are an "emerging growth company," as defined under the JOBS Act, and are therefore not required to provide certain disclosures regarding executive compensation required of larger public companies or hold a nonbinding advisory vote on executive compensation or obtain stockholder approval of any golden parachute payments not previously approved.

        The information required by Item 11 is included under the following captions in our definitive proxy statement relating to our 2015 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014 and is incorporated herein by reference: "Executive Compensation and Other Information—Summary of Cash and Certain Other Compensation," "Executive Compensation and Other Information—Employment Agreements and Potential Payments Upon Termination or Change in Control," "Matters to be Considered at Annual Meeting—Proposal One: Election of Directors—Director Compensation," and "Matters to Be Considered at Annual Meeting—Proposal One: Election of Directors—Compensation Committee Interlocks and Insider Participation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is included under the following captions in our definitive proxy statement relating to our 2015 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014 and is incorporated herein by reference: "Equity Compensation Plan Information" and "Ownership of Securities."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is included under the following captions in our definitive proxy statement relating to our 2015 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014 and is incorporated herein by reference: "Related-Party Transactions," "Matters to Be Considered at Annual Meeting—Proposal One: Election of Directors—Board Independence" and "Matters to Be Considered at Annual Meeting—Proposal One: Election of Directors—Board Committees and Meetings."

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is included under the caption "Matters to Be Considered at Annual Meeting—Proposal Two: Ratification of Independent Registered Public Accounting Firm" in our definitive proxy statement relating to our 2015 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014 and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are filed as part of this report:

  1.
  Consolidated Financial Statements:

    2.
    Financial Statement Schedule:

Page
Schedule II—Valuation and Qualifying Accounts	F-54

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

Date: March 12, 2015	FTD COMPANIES, INC.
	By:	/s/ ROBERT S. APATOFF Robert S. Apatoff President and Chief Executive Officer

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

Signature	Title	Date

/s/ ROBERT S. APATOFF Robert S. Apatoff	President, Chief Executive Officer and Director (Principal Executive Officer and Director)	March 12, 2015
/s/ BECKY A. SHEEHAN Becky A. Sheehan	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2015
/s/ ROBERT BERGLASS Robert Berglass	Chairman of the Board, Director	March 12, 2015
/s/ JAMES T. ARMSTRONG James T. Armstrong	Director	March 12, 2015
/s/ TRACEY BELCOURT Tracey Belcourt	Director	March 12, 2015

Signature	Title	Date

/s/ CANDACE DUNCAN Candace Duncan	Director	March 12, 2015
/s/ SUE ANN HAMILTON Sue Ann Hamilton	Director	March 12, 2015
/s/ JOSEPH W. HARCH Joseph W. Harch	Director	March 12, 2015
/s/ DENNIS HOLT Dennis Holt	Director	March 12, 2015
/s/ ROBIN S. PRINGLE Robin S. Pringle	Director	March 12, 2015
/s/ CHRISTOPHER W. SHEAN Christopher W. Shean	Director	March 12, 2015
/s/ MICHAEL J. SILVERSTEIN Michael J. Silverstein	Director	March 12, 2015

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

			Incorporated by Reference to
No.	Exhibit Description	Filed with this Form 10-K	Form	File No.	Date Filed	Exhibit Number (if different)
2.1	Separation and Distribution Agreement by and Between United Online, Inc. and FTD Companies, Inc.		10-Q	001-35901	11/6/2013
2.2	Stock Purchase Agreement, by and among FTD Companies, Inc., Liberty Interactive Corporation and Provide Commerce, Inc., dated July 30, 2014*		8-K/A	001-35901	7/31/2014	2.1
3.1	Amended and Restated Certificate of Incorporation of FTD Companies, Inc.		10-Q	001-35901	11/6/2013
3.2	Second Amended and Restated Bylaws of FTD Companies, Inc.		10-Q	001-35901	11/6/2013
4.1	Investor Rights Agreement, by and between Liberty Interactive Corporation and FTD Companies, Inc., dated December 31, 2014		8-K	001-35901	12/31/2014	10.1

			Incorporated by Reference to
No.	Exhibit Description	Filed with this Form 10-K	Form	File No.	Date Filed	Exhibit Number (if different)
10.1	Employee Matters Agreement by and between United Online, Inc. and FTD Companies, Inc.		10-Q	001-35901	11/6/2013	10.2
10.2	Tax Sharing Agreement by and between United Online Inc. and FTD Companies, Inc.		10-Q	001-35901	11/6/2013	10.3
10.3	FTD Companies, Inc. Amended and Restated 2013 Incentive Compensation Plan**		8-K	001-35901	11/13/2013	10.1
10.4	FTD Companies, Inc. Amended and Restated 2013 Employee Stock Purchase Plan**		8-K	001-35901	11/13/2013	10.2
10.5	Form of Restricted Stock Unit Issuance Agreement for Officers With Employment Agreements**		8-K	001-35901	11/13/2013	10.3
10.6	Form of Option Agreement for Officers With Employment Agreements**		8-K	001-35901	11/13/2013	10.4
10.7	Form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Initial Grant)**		8-K	001-35901	11/13/2013	10.5
10.8	Form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Annual Grant)**		8-K	001-35901	11/13/2013	10.6
10.9	Service Agreement by and between Interflora Holdings Limited and Rhys J. Hughes, as amended**		10/A	001-35901	9/9/2013	10.8
10.10	FTD Companies, Inc. 2014 Management Bonus Plan**		10-Q	001-35901	5/9/2014	10.1

			Incorporated by Reference to
No.	Exhibit Description	Filed with this Form 10-K	Form	File No.	Date Filed	Exhibit Number (if different)
10.11

First Amendment to Credit Agreement, dated as of September 19, 2014, among FTD Companies, Inc., Interflora British Unit, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent for the lenders (including as Annex A thereto the amendment and restatement of the Credit Agreement, dated as of July 17, 2013, by and among FTD Companies, Inc., Interflora British Unit, the material wholly-owned domestic subsidiaries of FTD Companies, Inc. party thereto as guarantors, the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of America, N.A., as administrative agent for the lenders)

			8-K	001-35901	9/23/2014	10.1
10.12	Employment Agreement by and between FTD Companies, Inc. and Robert S. Apatoff**		10-Q	001-35901	11/13/2014	10.1
10.13	Employment Agreement by and between FTD Companies, Inc. and Becky A. Sheehan**		10-Q	001-35901	11/13/2014	10.2
10.14	Employment Agreement by and between FTD Companies, Inc. and Scott D. Levin**		10-Q	001-35901	11/13/2014	10.3
10.15	Services Agreement, by and between Liberty Interactive Corporation and FTD Companies, Inc., dated December 31, 2014	X
21.1	List of Subsidiaries of FTD Companies, Inc.	X

Incorporated by Reference to
No.	Exhibit Description	Filed with this Form 10-K	Form	File No.	Date Filed	Exhibit Number (if different)
23.1	Consent of Independent Registered Public Accounting Firm	X
23.2	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X

*
Schedules and other similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and other similar attachments upon request by the Securities and Exchange Commission, provided that the registrant may request confidential treatment for any schedule or other similar attachment so furnished.

**
Management contract or compensatory plan or arrangement.

FTD COMPANIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS & SUPPLEMENTAL SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
FTD Companies, Inc.
Downers Grove, Illinois

        We have audited the accompanying consolidated balance sheet of FTD Companies, Inc. and subsidiaries (the "Company") as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2014. Our audit also included the financial statement schedule for the year ended December 31, 2014 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FTD Companies, Inc. and subsidiaries at December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP
Chicago, Illinois
March 12, 2015

 Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
of FTD Companies, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of FTD Companies, Inc. and its subsidiaries at December 31, 2013 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended December 31, 2013 and December 31, 2012 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopersLLP
Chicago, Illinois
March 10, 2014

FTD COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$95,595	$48,162
Accounts receivable, net of allowances of $8,991 and $8,757 at December 31, 2014 and December 31, 2013, respectively	32,753	25,493
Inventories	28,342	8,451
Deferred tax assets, net	17,233	5,359
Prepaid expenses and other current assets	17,816	7,898

Total current assets	191,739	95,363
Property and equipment, net	63,607	32,254
Intangible assets, net	435,653	172,097
Goodwill	632,212	340,940
Other assets	29,402	14,610

Total assets	$1,352,613	$655,264

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$70,301	$53,266
Accrued liabilities	62,555	14,908
Accrued compensation	28,728	9,922
Deferred revenue	10,185	6,363
Income taxes payable	6,042	1,674
Current portion of long-term debt	20,000	—

Total current liabilities	197,811	86,133
Long-term debt	320,000	220,000
Deferred tax liabilities, net	149,834	55,823
Other liabilities	19,755	2,786

Total liabilities	687,400	364,742

Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, 5,000,000 shares, par value $0.0001, authorized; no shares issued and outstanding at December 31, 2014 and December 31, 2013	—	—
Common stock, 60,000,000 shares, par value $0.0001, authorized; 29,193,037 and 18,829,454 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	3	2
Additional paid-in capital	666,338	304,870
Retained earnings	26,707	3,877
Accumulated other comprehensive loss	(27,835)	(18,227)

Total stockholders' equity	665,213	290,522

Total liabilities and stockholders' equity	$1,352,613	$655,264

The accompanying notes are an integral part of these consolidated financial statements.

FTD COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Products	$502,615	$490,776	$477,579
Services	137,898	136,567	135,935

Total revenues	640,513	627,343	613,514
Operating expenses:
Cost of revenues—products	384,382	375,565	366,935
Cost of revenues—services	20,227	19,442	19,811
Sales and marketing	111,368	106,149	104,913
General and administrative	74,943	69,439	52,123
Amortization of intangible assets	11,769	22,916	25,543
Restructuring and other exit costs	220	166	—

Total operating expenses	602,909	593,677	569,325

Operating income	37,604	33,666	44,189
Interest income	589	638	750
Interest expense	(6,063)	(11,862)	(13,562)
Other income, net	330	332	627

Income before income taxes	32,460	22,774	32,004
Provision for income taxes	9,630	10,272	10,830

Net income	$22,830	$12,502	$21,174

Earnings per common share:
Basic earnings per share	$1.18	$0.67	$1.14

Diluted earnings per share	$1.17	$0.67	$1.14

The accompanying notes are an integral part of these consolidated financial statements.

FTD COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$22,830	$12,502	$21,174
Other comprehensive (loss) income:
Foreign currency translation	(9,075)	7,653	8,096
Cash flow hedges:
Changes in net (losses) gains on derivatives, net of tax of $(341), $212 and $(472) for the years ended December 31, 2014, 2013 and 2012, respectively	(533)	332	(738)
Other hedges:
Changes in net gains (losses) on derivatives, net of tax of $39 and $(74) for the years ended December 31, 2013 and 2012, respectively	—	62	(115)

Other comprehensive (loss) income	(9,608)	8,047	7,243

Comprehensive income	$13,222	$20,549	$28,417

The accompanying notes are an integral part of these consolidated financial statements.

FTD COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Parent Company Investment		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2011	10	$—	$—	$294,298	$(33,517)	$—	$260,781
Net income	—	—	—	21,174	—	—	21,174
Net decrease in parent company investment	—	—	—	(11,900)	—	—	(11,900)
Other comprehensive income	—	—	—	—	7,243	—	7,243

Balance at December 31, 2012	10	$—	$—	$303,572	$(26,274)	$—	$277,298
Net income	—	—	—	8,625	—	3,877	12,502
Net decrease in parent company investment	—	—	—	(13,225)	—	—	(13,225)
Other comprehensive income	—	—	—	—	8,047	—	8,047
Consummation of Separation transaction on November 1, 2013	18,574	2	298,970	(298,972)	—	—	—
Stock-based compensation	—	—	973	—	—	—	973
Tax benefits from equity awards	—	—	178	—	—	—	178
Vesting of restricted stock units	45	—	—	—	—	—	—
Repurchases of common stock	—	—	(42)	—	—	—	(42)
Exercise of stock options	200	—	4,791	—	—	—	4,791

Balance at December 31, 2013	18,829	$2	$304,870	$—	$(18,227)	$3,877	$290,522
Net income	—	—	—	—	—	22,830	22,830
Other comprehensive loss	—	—	—	—	(9,608)	—	(9,608)
Stock-based compensation	—	—	7,351	—	—	—	7,351
Tax benefits from equity awards	—	—	468	—	—	—	468
Vesting of restricted stock units	132	—	—	—	—	—	—
Repurchases of common stock	—	—	(2,373)	—	—	—	(2,373)
Purchases from employee stock plans	29	—	754	—	—	—	754
Issuance of common stock in connection with acquisition of Provide Commerce, Inc.	10,203	1	355,268	—	—	—	355,269

Balance at December 31, 2014	29,193	$3	$666,338	$—	$(27,835)	$26,707	$665,213

The accompanying notes are an integral part of these consolidated financial statements.

FTD COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$22,830	$12,502	$21,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,759	31,856	35,358
Stock-based compensation	7,351	4,837	5,113
Provision for doubtful accounts receivable	1,721	1,548	2,154
Accretion of discounts and amortization of deferred financing and debt issue costs	938	857	1,010
Loss on extinguishment of debt	101	2,348	—
Non-cash allocations from United Online, Inc., net	—	934	2,281
Deferred taxes, net	(9,637)	(6,911)	(11,528)
Excess tax benefits from equity awards	(468)	(135)	(4)
Other, net	84	402	19
Changes in operating assets and liabilities, net of effects of Acquisition:
Accounts receivable, net	(2,212)	(831)	(3,628)
Inventories	(140)	(437)	(2,619)
Prepaid expenses and other assets	2,247	(1,717)	949
Accounts payable and accrued liabilities	1,293	(2,221)	8,879
Deferred revenue	1,181	979	1,475
Income taxes payable	413	(7,440)	7,238
Intercompany payable to United Online, Inc.	—	(1,653)	66
Other liabilities	(77)	(715)	(982)

Net cash provided by operating activities	47,384	34,203	66,955

Cash flows from investing activities:
Purchases of property and equipment	(7,486)	(10,830)	(6,429)
Purchases of intangible assets	—	—	(78)
Cash paid for acquisitions, net of cash acquired	(106,616)	—	(3,914)
Proceeds from sales of investments	—	124	40
Purchases of investments	—	(61)	(128)

Net cash used for investing activities	(114,102)	(10,767)	(10,509)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	320,000	220,000	—
Payments on long-term debt	(200,000)	(246,013)	(17,663)
Payments for debt issue costs	(3,948)	(3,229)	—
Exercise of stock options and purchases from employee stock plans	754	4,791	—
Repurchases of common stock	(2,373)	(42)	—
Excess tax benefits from equity awards	468	135	4
Dividends paid to United Online, Inc.	—	(18,201)	(19,299)

Net cash provided by (used for) financing activities	114,901	(42,559)	(36,958)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(750)	(62)	801
Change in cash and cash equivalents	47,433	(19,185)	20,289
Cash and cash equivalents, beginning of period	48,162	67,347	47,058

Cash and cash equivalents, end of period	$95,595	$48,162	$67,347

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

        FTD Group, Inc. ("FTD Group") is a wholly-owned subsidiary of FTD Companies, Inc. and has as its principal operating subsidiaries, Florists' Transworld Delivery, Inc., FTD.COM Inc. ("FTD.COM"), Interflora British Unit ("Interflora"), and, with the Company's acquisition of Provide Commerce Inc. on December 31, 2014 (as described below), Provide Commerce Inc. The operations of the Company include those of its subsidiary, Interflora, Inc., of which one-third is owned by an outside third party. The minority interest related to Interflora, Inc. is not material for separate presentation. The Company's corporate headquarters is located in Downers Grove, Illinois. The Company also maintains offices in San Diego, California; Woodridge, Illinois; Centerbrook, Connecticut; Medford, Oregon; Sleaford, England; Quebec, Canada; and Hyderabad, India; and distribution centers in various locations throughout the U.S.

Separation from United Online

        Prior to November 1, 2013, FTD was a wholly-owned subsidiary of United Online, Inc. ("United Online"). On November 1, 2013, United Online separated into two independent, publicly-traded companies: FTD Companies, Inc. and United Online, Inc. (the "Separation"). The Separation was consummated through a tax-free dividend involving the distribution of all shares of FTD common stock to United Online's stockholders. Following completion of the Separation, FTD Companies, Inc. became an independent, publicly-traded company on the NASDAQ Global Select Market under the symbol "FTD".

Acquisition of Provide Commerce, Inc.

        On December 31, 2014, the Company acquired from a wholly-owned subsidiary of Liberty Interactive Corporation ("Liberty") all of the issued and outstanding shares of common stock of Provide Commerce, Inc., an indirect wholly-owned subsidiary of Liberty ("Provide Commerce"), for a purchase price consisting of (i) cash consideration of approximately $145 million, which included $23 million for Provide Commerce's estimated cash on hand, net of an estimated working capital adjustment, and (ii) 10,203,010 shares of FTD common stock, representing approximately 35% of the issued and outstanding shares of FTD common stock (the "Acquisition"). Upon the closing of the

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Acquisition, Provide Commerce became an indirect wholly-owned subsidiary of FTD. The purchase price is subject to adjustment based upon the final closing working capital (as determined within 90 days of the closing date), which adjustment is currently estimated as additional purchase price of $3.1 million.

        Provide Commerce derives its revenues from the sale of flowers and plants, gourmet foods, personalized gifts and other gifting products. Our portfolio of brands now includes: ProFlowers® and ProPlants® for fresh-cut flowers, floral arrangements, and plants; Shari's Berries® for gourmet-dipped berries and other products; Personal Creations® for personalized gifts; Cherry Moon Farms® for premium fresh fruits; Gifts.com™ for a wide variety of everyday gifting options searchable through its proprietary gifting tools; and Sincerely™ for mobile gifting applications.

        Concurrent with the closing of the Acquisition, FTD and Liberty entered into an investor rights agreement (the "Investor Rights Agreement"), which governs certain rights of and restrictions on Liberty in connection with the shares of FTD common stock that Liberty owns as a result of the Acquisition. In addition, in connection with the closing of the Acquisition, the FTD board of directors was increased from seven to eleven directors, with Liberty selecting four new directors for appointment to the FTD board. At the close of the Acquisition, one of these directors was appointed to each of the Nominating and Corporate Governance Committee, Audit Committee and Compensation Committee of the FTD board. Such appointments are subject in all respects to the terms and conditions contained in the Investor Rights Agreement.

Basis of Presentation

        The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany accounts and transactions, other than those with the Company's former parent, United Online, when we were wholly-owned by United Online, have been eliminated in consolidation.

        The consolidated financial statements reflect the historical financial position, results of operations, and cash flows of the Company. The consolidated financial statements for the periods prior to the Separation include expense allocations for certain corporate functions performed by United Online. Management believes the assumptions underlying such financial statements, including the assumptions regarding the allocation of corporate expenses from United Online, were reasonable. Nevertheless, the consolidated financial statements may not reflect the Company's consolidated financial position, results of operations, and cash flows, had the Company been a stand-alone company prior to the Separation. For additional information related to costs allocated to the Company by United Online and the settlement of such costs, see Note 5—"Transactions with Related Parties." Actual costs that would have been incurred if the Company had been a stand-alone company prior to the Separation would depend on multiple factors, including organizational structures and strategic decisions made in various areas, including information technology and infrastructure.

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

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

"Emerging Growth Company" Reporting Requirements

        The Company qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"). For as long as the Company is deemed to be an "emerging growth company," the Company may take advantage of certain exemptions from various regulatory reporting requirements that are applicable to other public companies. Among other things, the Company is not required to (1) provide an auditor's attestation report on the effectiveness of the Company's system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new rules that may be adopted by the Public Company Accounting Oversight Board ("PCAOB") requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the Securities and Exchange Commission ("SEC") determines otherwise, (4) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (5) provide certain disclosure regarding executive compensation required of larger public companies, or (6) hold a nonbinding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.

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

        The Company will remain an "emerging growth company" until the earliest of (1) the last day of the first fiscal year in which total annual gross revenues exceed $1 billion, (2) the date on which the Company is deemed to be a "large accelerated filer," as defined in Rule 12b-2 under the Exchange Act or any successor statute, which would occur if the market value of the Company's common stock that is held by non-affiliates exceeds $700 million as of the last business day of the most recently completed second fiscal quarter, (3) the date on which the Company issues more than $1 billion in non-convertible debt during the preceding three-year period, or (4) the end of the fiscal year following the fifth anniversary of the date of the first sale of common stock pursuant to an effective registration statement filed under the Securities Act. As a result of the Acquisition, the Company anticipates that it will no longer qualify as an "emerging growth company" as of December 31, 2015.

Accounting Policies

Cash and Cash Equivalents

        The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which have a maturity date within three months from the date of purchase. At December 31, 2014 and 2013, the Company's cash and cash equivalents were maintained primarily with major financial institutions and brokerage firms in the U.S. and the U.K. Deposits with these institutions generally exceed the amount of insurance provided on such deposits.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Accounts Receivable, including Financing Receivables

        The Company's accounts receivable are derived primarily from revenues earned from floral network members located in the U.S. and the U.K. The Company extends credit based upon an evaluation of the customer's financial condition and, generally, collateral is not required. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable and, to date, such losses have been within management's expectations.

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

Inventory

        Other than acquired inventory related to the Acquisition, which is stated at the Company's preliminary estimate of fair value, the Company's inventories, which consist primarily of products held for sale, are stated at the lower of cost or market value. Inventory is valued using the weighted-average cost method. The Company regularly assesses the valuation of inventory and reviews inventory quantities on hand and, if necessary, writes down excess and obsolete inventory based primarily on the

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

age of the inventory and forecasts of product demand, as well as markdowns for the excess of cost over the amount the Company expects to realize from the sale of certain inventory.

Property and Equipment

        Other than acquired property and equipment related to the Acquisition, which are stated at the Company's preliminary estimate of fair value, property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally two to three years for computer software and computer equipment, three to seven years for furniture and fixtures, twenty-five to forty years for buildings, and five to forty years for building improvements. Leasehold improvements, which are included in furniture and fixtures, are amortized using the straight-line method over the shorter of the lease term or ten years. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization is removed from the Company's consolidated financial statements with the resulting gain or loss reflected in the Company's consolidated statements of operations. Repairs and maintenance costs are expensed as incurred.

Derivative Instruments

        The Company applies the provisions of Financial Accounting Standards Board Accounting Standards Codification ("ASC") 815, Derivatives and Hedging. The Company maintains interest rate cap instruments to reduce its interest rate risk associated with future cash interest payments on a portion of its outstanding borrowings under the Amended and Restated Credit Agreement (as defined below). In addition, at times the Company enters into forward foreign currency exchange contracts to reduce the risk that its net investments in foreign subsidiaries, cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company records derivative instruments at fair value in other current assets, other assets or accrued liabilities in the consolidated balance sheets. The Company records changes in the fair value (i.e., gains or losses) of derivative instruments as interest expense or other income, net, in the consolidated statements of operations or in accumulated other comprehensive loss in the consolidated balance sheets. Neither the interest rate caps nor the forward foreign currency exchange contracts contain any credit risk-related contingent features. The Company's hedging program is not designed for trading or speculative purposes.

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

        Cash Flow Hedges—The Company's interest rate cap instruments are designated as cash flow hedges against expected future cash flows attributable to future interest payments on a portion of its outstanding borrowings under the Amended and Restated Credit Agreement. The Company initially reports the gains or losses related to the effective portion of the hedges as a component of

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

Fair Value Measurements

        ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), establishes a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1); (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2); and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). In accordance with ASC 820, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters. If market observable inputs for model-based valuation techniques are not available, the Company will be required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument. Fair values of cash and cash equivalents, short-term accounts receivable, accounts payable, accrued liabilities, and short-term borrowings approximate their carrying amounts because of their short-term nature. Derivative instruments are recognized in the consolidated balance sheets at their fair values. The fair values for the interest rate caps are calculated using an option pricing model based on available forward yield curves for caplets with the same characteristics adjusted for the counterparty risk of nonperformance based on the credit spread derived from the applicable five-year default swap rates. The fair values of the forward foreign currency exchange contracts are calculated based on quoted market prices of similar instruments adjusted for counterparty risk of nonperformance. The key assumptions used in calculating the fair value of these derivative instruments are the forward rates, discount rate and implied volatility. Long-term debt is carried at amortized cost. However, the Company is required to estimate the fair value of long-term debt under ASC 825, Financial Instruments, based on the discounted cash flow method. The Company estimates the fair value of its long-term debt using Level 2 inputs based on quoted prices of comparable risk bonds using market prices and expected future interest rates based on quoted market rates from the U.S. dollar-denominated interest rate swap curve.

Acquisitions

        The Company allocates the purchase price of acquired businesses to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The estimates used to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. The Company uses information available to it to make fair value determinations and engages independent valuation specialists, when necessary, to assist in the fair value determination of

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

significant acquired long-lived assets. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process, such estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company's consolidated statements of operations. The Company is also required to estimate the useful lives of intangible assets to determine the amount of acquisition-related intangible asset amortization expense to record in future periods. The Company periodically reviews the estimated useful lives assigned to its intangible assets to determine whether such estimated useful lives continue to be appropriate.

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

        In calculating the fair value of the reporting units, the Company used a combination of the market approach and the income approach valuation methodologies. Under the market approach the Company used the guideline company method, which focuses on comparing the risk profile and growth prospects to select reasonably similar companies based on business description, revenue size, markets served and profitability. The key assumptions used in the income approach discounted cash flow valuation model included discount rates, growth rates, cash flow projections, and terminal growth rates. The discount rate utilized is indicative of the return an investor would expect to receive for investing in a similar business. Considering industry and company-specific historical data and internal forecasts and projections, management developed growth rates and cash flow projections for each reporting unit. In determining the terminal growth rates, the Company considered GDP growth, consumer price inflation and the long-term growth prospects of each reporting unit. The discount rate, growth rates, cash flow projections and terminal growth rates are also significant estimates used in the determination of the fair value of the indefinite-lived intangible assets.

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

operating and reportable segments: Consumer, Florist, and International. These reportable segments were also the Company's reporting units prior to the Acquisition on December 31, 2014. The Company performed its annual goodwill assessment for these three reporting units as of October 1, 2014. As a result of the Acquisition, the Company's operating and reportable segments changed to include a fourth segment, Provide Commerce. Accordingly, as of December 31, 2014, the Company's operating and reportable segments consist of Consumer, Florist, International and Provide Commerce.

Finite-Lived Intangible Assets and Other Long-Lived Assets

        The Company accounts for finite-lived intangible assets and other long-lived assets in accordance with ASC 360, Property, Plant and Equipment. Intangible assets acquired in a business combination are initially recorded at management's estimate of their fair values. The Company evaluates the recoverability of identifiable intangible assets and other long-lived assets, other than indefinite-lived intangible assets, for impairment when events occur or circumstances change that would indicate that the carrying amount of an asset may not be recoverable. Events or circumstances that may indicate that an asset is impaired include, but are not limited to, significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future operating results, a change in the extent or manner in which an asset is used, shifts in technology, significant negative industry or economic trends, changes in the Company's operating model or strategy, and competitive forces. In determining if an impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets' carrying amounts and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amounts of the assets exceed the respective fair values of the assets. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from two to fifteen years. The Company's identifiable intangible assets were acquired primarily in connection with business combinations.

Revenue Recognition

        The Company applies the provisions of ASC 605, Revenue Recognition. The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered and no significant Company obligations remain, the fee is fixed or determinable, and collectability is reasonably assured. Revenues exclude sales taxes.

        Products revenues, less discounts and refunds, and the related cost of revenues are recognized when products are delivered to the customers. Shipping and service fees charged to customers are recognized at the time the related products revenues are recognized and are included in products revenues. Shipping and delivery costs are included in cost of revenues. The Company generally recognizes revenues for sales to consumers on a gross basis because the Company bears the risks and rewards associated with the revenue-generating activities by (i) acting as a principal in the transaction; (ii) establishing prices; (iii) being responsible for fulfillment of the order by the floral network members, third-party suppliers; (iv) taking the risk of loss for collection, delivery and returns; and (v) marketing the products and services.

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

        Probability of collection is assessed based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If it is determined that collectability is not reasonably assured, revenues are not recognized until collectability becomes reasonably assured.

Cost of Revenues

        Cost of revenues primarily include product costs; shipping and delivery costs; costs associated with taking orders; printing and postage costs; systems installation, training and support costs; telecommunications and data center costs; depreciation of network computers and equipment; license fees; costs related to customer billing and billing support for the Company's floral network members; fees associated with the storage and processing of customer credit cards and associated bank fees; domain name registration fees; and personnel and overhead-related costs associated with operating the Company's networks.

Sales and Marketing

        Sales and marketing expenses include expenses associated with promoting the Company's brands, products and services. Such expenses include advertising and promotion expenses; fees paid to online and other corporate partners and to floral network members related to order volume sent through the Company's floral network; and personnel and overhead-related expenses for marketing, merchandising, customer service and sales personnel. In addition, sales and marketing expenditures also include branding and customer acquisition campaigns consisting of television, internet, radio public relations, sponsorships, print, and outdoor advertising, and retail and other performance-based distribution relationships. Marketing and advertising costs to promote the Company's brands, products and services are expensed in the period incurred. Advertising expenses include media, agency and promotion expenses. Media production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs. Advertising and promotion expenses for the years ended December 31, 2014, 2013, and 2012 were $69.5 million, $63.0 million, and $63.7 million, respectively. At December 31, 2014 and 2013, $2.8 million and $1.3 million, respectively, of prepaid advertising and promotion expenses were included in other current assets in the consolidated balance sheets.

Software Development Costs

        The Company accounts for costs incurred to develop software for internal-use in accordance with ASC 350, which requires such costs be capitalized and amortized over the estimated useful life of the software. Such capitalized costs include external direct costs incurred in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

developing the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. The Company capitalized costs associated with internal-use software totaling $3.7 million and $4.7 million in the years ended December 31, 2014 and 2013, respectively, which are being depreciated on a straight-line basis over each project's estimated useful life, which is generally three to five years. Capitalized internal-use software, which was valued in connection with the acquisition of FTD Group by United Online in 2008, is included in the complete technology category within intangible assets, net, in the consolidated balance sheets and was amortized on a straight-line basis over the estimated useful life of five years. This internal-use software became fully amortized in 2013. The estimated preliminary fair value of capitalized internal-use software valued in connection with the Acquisition is included in the complete technology category within intangible assets, net, in the consolidated balance sheets and will be amortized on a straight-line basis over the estimated useful life, which we preliminarily estimate to be five years. All other capitalized internal-use software is included in the computer software category within property and equipment, net, in the consolidated balance sheets.

Software to be Sold, Leased, or Marketed

        The Company follows the provisions of ASC 985, which requires that all costs relating to the purchase or internal development and production of computer software products to be sold, leased or otherwise marketed be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company capitalizes all eligible computer software costs incurred once technological feasibility is established. The Company amortizes these costs using the straight-line method over a period of three to five years. At both December 31, 2014 and 2013, the carrying amount of capitalized computer software costs related to the purchase or internal development and production of computer software to be sold, leased or otherwise marketed was $0.6 million, and is included within property and equipment, net, in the consolidated balance sheets. During the years ended December 31, 2014, 2013, and 2012, the Company amortized and recognized associated depreciation expense of $0.4 million, $2.5 million, and $3.9 million, respectively, related to these capitalized computer software costs. Software to be sold, leased or otherwise marketed, which was valued in connection with the acquisition of FTD Group by United Online in 2008, is included in the complete technology category within intangible assets, net, in the consolidated balance sheets and became fully amortized in 2013. All other software to be sold, leased or otherwise marketed is included in the computer software category within property and equipment, net, in the consolidated balance sheets.

General and Administrative

        General and administrative expenses include personnel-related expenses for executive, finance, legal, human resources, technology, facilities, and internal audit. In addition, general and administrative expenses include, among other costs, maintenance of existing software, technology and websites; development of new or improved software technology; professional fees for legal, accounting, and financial services; insurance; occupancy and other overhead-related costs; non-income taxes; bad debt expense; reserves or expenses related to litigation, investigations, or similar matters; and gains and losses on sales of assets. These include direct expenses incurred by FTD, as well as general corporate costs which were allocated to FTD by United Online prior to the Separation. General and

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

Stock-Based Compensation

        Prior to the Separation, the Company's employees were generally eligible to participate in the stock-based compensation plans of United Online. Under these plans, certain employees of the Company received grants of restricted stock units ("RSUs") and stock options for United Online common stock. Additionally, all eligible Company employees were provided the opportunity to participate in United Online's employee stock purchase plan. In connection with the Separation, equity awards previously granted under the stock-based compensation plans of United Online and outstanding at the Separation date, were adjusted and converted into new FTD equity awards under the FTD Companies, Inc. Incentive Compensation Plan, later amended and restated as the FTD Companies, Inc. Amended and Restated 2013 Incentive Compensation Plan. For additional information related to equity awards and the conversion of United Online equity awards at the Separation date, see Note 11—"Incentive Compensation Plans."

        Stock-based compensation expense is recognized on a straight-line basis over the vesting period of the award. The fair value of RSUs is based on the closing stock price on the date of grant. The fair value of stock options is determined using the Black-Scholes option-pricing model, which utilizes various assumptions including expected volatility and expected term. For awards issued by the Company, the simplified method was used to determine the term and the forfeiture rates were based on historical trends for the Company's employees. Volatility was determined based on a combination of the Company's and United Online's historical volatility as the Company represented a significant portion of consolidated United Online prior to the Separation and the Company does not yet have sufficient history to base the assumption on solely its historical volatility. For awards granted prior to the Separation, United Online's assumptions at the time of the grant were used.

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

Income Taxes

        Through October 31, 2013, the Company was included in the consolidated U.S. federal income tax return of United Online, as well as certain state tax returns where United Online files on a combined basis. The Company applies the provisions of ASC 740, Income Taxes, and computes the provision for income taxes on a separate return basis. Under ASC 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more-likely-than-not to be realized. In evaluating the Company's ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In accordance with ASC 740, the Company recognizes, in its consolidated financial statements, the impact of the Company's tax positions that are more-likely-than-not to be sustained upon examination based on the technical merits of the positions. The Company recognizes interest and penalties for uncertain tax positions in income tax expense.

Earnings Per Share

        The Company computes earnings per share in accordance with ASC 260, Earnings Per Share. ASC 260 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Certain of the Company's RSUs are considered participating securities because they contain non-forfeitable rights to dividends irrespective of whether dividends are actually declared or paid or the awards ultimately vest.

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

Operating Leases

        The Company leases space for warehouses, call center facilities, office space, distribution facilities, technology development and support, and data centers, and leases certain vehicles and office equipment under operating lease agreements with original lease periods of up to thirteen years. Certain of the lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease.

Recent Accounting Pronouncements

        In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, as codified in FASB Accounting Standards Codification ("ASC") 740. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect this update to have a material impact on its consolidated financial statements.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The amendments in this ASU affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The amendments in this ASU require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

        In January 2015, FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items, which eliminates the concept of extraordinary items from GAAP. The amendments in this ASU eliminate the requirement that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2015. The amendments should be applied prospectively and retrospective application is permitted. The Company does not expect this update to have a material impact on its consolidated financial statements.

2. ACQUISITIONS

Acquisition of Provide Commerce

        On December 31, 2014, the Company acquired all of the issued and outstanding shares of common stock of Provide Commerce from Liberty. Provide Commerce's portfolio of brands includes ProFlowers and ProPlants for fresh-cut flowers, floral arrangements, and plants; Shari's Berries for gourmet-dipped berries and other products; Personal Creations for personalized gifts; Cherry Moon Farms for premium fresh fruits; Gifts.com for a wide variety of everyday gifting options; and Sincerely for mobile gifting applications. The Acquisition expands the breadth of the Company's brand by combining two complementary businesses to offer customers a greater variety of floral and gifting products and an enhanced shopping experience and is expected to generate significant cost synergies. The Company believes that these factors support the estimated amount of goodwill related to the Acquisition.

        The purchase price consisted of (i) cash consideration of approximately $106.6 million, net of acquired cash of $38.1 million and an estimated working capital adjustment, and (ii) 10,203,010 shares of FTD common stock, representing approximately 35% of the issued and outstanding shares of FTD common stock. The FTD common stock was valued at $34.82 per share, the closing price on December 31, 2014, the date of the Acquisition, for purposes of determining the purchase price. The purchase price is subject to adjustment based upon the final closing working capital (as determined within 90 days of the closing date), which adjustment is currently estimated as additional purchase price of $3.1 million and has been included in the total purchase price. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on management's preliminary estimates of their respective fair values as of the closing date of the Acquisition. The Company believes that the preliminary fair values assigned to the assets acquired and the liabilities assumed were based on reasonable assumptions, however, as the Acquisition was completed on December 31, 2014, additional information is needed in order to determine the final fair values. The following table

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

summarizes the preliminary estimates of fair value of the assets acquired and liabilities assumed (in thousands):

Preliminary Estimate of Fair Value
Net liabilities assumed:
Cash	$38,081
Accounts receivable	7,065
Inventories	19,800
Prepaid expenses	11,325
Other assets	13,605
Property and equipment	33,888
Accounts payable and accrued liabilities	(79,561)
Deferred tax liabilities, net	(92,748)
Other liabilities	(23,543)

Total net liabilities assumed	(72,088)

Intangible assets acquired:
Trademarks and trade names	147,700
Customer contracts and relationships	94,100
Complete technology	36,300

Total intangible assets acquired	278,100

Goodwill	297,076

Total purchase price	$503,088

        Of the acquired trademarks and trade names, the Company currently estimates that $90.9 million will be deemed to be indefinite-lived. The remainder of the acquired intangibles will be amortized on a straight-line basis over their estimated useful lives, which range from two to fifteen years. The goodwill acquired in the Acquisition is not deductible for federal tax purposes.

        As the Acquisition was completed on December 31, 2014, no results of operations of Provide Commerce were included in the consolidated statement of operations of the Company for the year ended December 31, 2014. The Company's consolidated balance sheet at December 31, 2014 included the assets acquired and liabilities assumed in the Acquisition.

        The following unaudited pro forma consolidated financial information presents the consolidated results of operations of the Company as if the Acquisition described above had occurred as of January 1, 2013. The unaudited pro forma consolidated financial information is provided for illustrative purposes only and does not purport to present what the actual results of operations would have been had the transaction actually occurred on the date indicated, nor does it purport to represent results of

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

operations for any future period. The information does not reflect any cost savings or other benefits that may be obtained through anticipated synergies as a result of the Acquisition.

	Unaudited For the Year Ended December 31,
(in thousands)	2014	2013
Revenues as reported	$640,513	$627,343
Revenues of Provide Commerce	629,761	606,057

Pro forma revenue	$1,270,274	$1,233,400

Net income as reported	$22,830	$12,502
Net loss of Provide Commerce including pro forma acquisition accounting adjustments(a)	(20,610)	(51,215)

Pro forma net income (loss)	$2,220	$(38,713)

(a)
During the year ended December 31, 2013, Provide Commerce recorded impairments of goodwill and intangible assets of its Gifts.com reporting unit which negatively impacted net income by $27.3 million.

Acquisition of the Gifts Division of Flying Brands Limited

        On April 30, 2012, Interflora acquired certain of the assets of the Gifts Division of Flying Brands Limited, including the Flying Flowers, Flowers Direct, and Drake Algar businesses. The primary reason for the acquisition was to broaden Interflora's presence in the U.K. and also to provide a retail corporate presence in London. Interflora paid approximately $3.9 million in cash at closing, of which $1.3 million was attributed to goodwill and $2.6 million was allocated to acquired intangible assets, which are being amortized on a straight-line basis over their estimated useful lives, which range from three to ten years. Goodwill acquired in connection with the acquisition of the Gifts Division of Flying Brands Limited is being amortized for tax purposes. In connection with the acquisition, the Company incurred $0.6 million in transaction-related costs in the year ended December 31, 2012, which were recorded in general and administrative expenses in the consolidated statement of operations. The acquisition is not considered material for purposes of further disclosure.

3. SEGMENT INFORMATION

        Prior to the Separation, the Company reported its business operations in one operating and reportable segment. With the management changes that occurred in conjunction with the Separation, the Company began reporting its business operations in three operating and reportable segments: Consumer, Florist and International. As a result of the Acquisition, the Company's operating and reportable segments changed to include a fourth segment, Provide Commerce. Accordingly, as of December 31, 2014, the Company's operating and reportable segments consist of Consumer, Florist, International and Provide Commerce. However, as the Acquisition was completed on December 31, 2014, no results of operations of Provide Commerce were included in the Company's consolidated statement of operations for the year ended December 31, 2014. Accordingly, segment reporting for all periods presented, reflects the Company's three reportable segments that were in effect through the

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SEGMENT INFORMATION (Continued)

year ended December 31, 2014. The Company's consolidated balance sheet at December 31, 2014 includes the assets acquired and liabilities assumed in the Acquisition.

        The Company follows the reporting requirements of ASC 280, Segment Reporting. Management measures and reviews the Company's operating results by segment in accordance with the "management approach" defined in ASC 280. The reportable segments identified below were the segments of the Company, prior to the Acquisition on December 31, 2014, for which separate financial information was available and for which segment results were regularly reviewed by the Company's chief operating decision maker ("CODM") to make decisions about the allocation of resources and to assess performance. The CODM uses segment operating income to evaluate the performance of the business segments and make decisions about allocating resources among segments. Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges or gains, transaction-related costs, and restructuring and other exit costs. Stock-based compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income (expense).

        Below is a reconciliation of segment revenues to consolidated revenues (in thousands):

	Year Ended December 31,
	2014	2013	2012
Products revenues:
Consumer	$318,563	$321,724	$317,003
Florist	46,397	47,167	42,764
International	155,716	140,520	136,259

Segment products revenues	$520,676	$509,411	$496,026
Services revenues:
Florist	$116,155	$115,978	$115,416
International	22,073	20,869	20,822

Segment services revenues	$138,228	$136,847	$136,238
Intersegment eliminations	(18,391)	(18,915)	(18,750)

Consolidated revenues	$640,513	$627,343	$613,514

        Intersegment revenues represent amounts charged from one segment to the other for services provided based on order volume at a set rate per order. Intersegment revenues by segment were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Intersegment revenues:
Consumer	$(18,061)	$(18,635)	$(18,447)
Florist	(330)	(280)	(303)

Total intersegment revenues	$(18,391)	$(18,915)	$(18,750)

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SEGMENT INFORMATION (Continued)

        Below is a reconciliation of segment operating income to consolidated operating income and income before income taxes (in thousands):

	Year Ended December 31,
	2014	2013	2012
Segment operating income:
Consumer	$31,481	$35,151	$35,245
Florist	47,077	47,078	44,425
International	19,817	18,369	18,289

Total segment operating income	98,375	100,598	97,959
Unallocated expenses(a)	(39,012)	(35,076)	(18,412)
Depreciation expense and amortization of intangible assets	(21,759)	(31,856)	(35,358)

Operating income	37,604	33,666	44,189
Interest expense, net	(5,474)	(11,224)	(12,812)
Other income, net	330	332	627

Income before income taxes	$32,460	$22,774	$32,004

(a)
Unallocated expenses include various corporate costs, such as finance, legal and human resources costs and certain direct and general corporate costs allocated from United Online prior to the Separation. In addition, unallocated expenses include stock-based compensation for all eligible Company employees, as well as stock-based compensation for employees of United Online who provided services to the Company prior to the Separation, restructuring and other exit costs, transaction-related costs, and litigation and dispute settlement charges or gains. In the years ended December 31, 2014 and 2013, unallocated expenses include transaction-related costs of $12.4 million and $13.4 million, respectively, incurred in connection with the Acquisition and the Separation, respectively.

        Geographic revenue to external customers was as follows for the periods presented (in thousands):

	Year ended December 31,
	2014	2013	2012
U.S.	$462,724	$465,954	$456,433
U.K	177,789	161,389	157,081

Consolidated revenues	$640,513	$627,343	$613,514

        Assets and liabilities are reviewed at the consolidated level by management. Segment assets are not reported to, or used by, the Company's CODM to allocate resources to or assess performance of the segments, and therefore, total segment assets have not been disclosed. Geographic information for long-lived assets (which includes assets acquired on December 31, 2014 as a result of the Acquisition),

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SEGMENT INFORMATION (Continued)

consisting of amortizable intangible assets, property and equipment and other assets, was as follows (in thousands):

	December 31,
	2014	2013
U.S	$272,659	$47,197
U.K.	8,335	5,450

Total long-lived assets	$280,994	$52,647

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

        Credit quality of financing receivables was as follows (in thousands):

	December 31,
	2014	2013
Current	$10,913	$11,649
Past due	3,268	3,295

Total	$14,181	$14,944

        The aging of past due financing receivables was as follows (in thousands):

	December 31,
	2014	2013
Current	$10,913	$11,649
Past due:
1 - 150 days past due	147	169
151 - 364 days past due	163	159
365 - 730 days past due	244	335
731 or more days past due	2,714	2,632

Total	$14,181	$14,944

        Financing receivables on nonaccrual status at December 31, 2014 and 2013 totaled $3.3 million and $3.4 million, respectively.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BALANCE SHEET COMPONENTS (Continued)

        The allowance for credit losses and the recorded investment in financing receivables for the periods presented were as follows (in thousands):

	Year Ended December 31,
	2014	2013
Allowance for credit losses:
Balance at January 1	$3,213	$3,464
Current period provision	267	124
Write-offs charged against allowance	(280)	(375)

Balance at December 31	$3,200	$3,213

Ending balance collectively evaluated for impairment	$3,188	$3,205

Ending balance individually evaluated for impairment	$12	$8

Recorded investments in financing receivables:
Balance collectively evaluated for impairment	$3,315	$3,357

Balance individually evaluated for impairment	$10,866	$11,587

        Individually evaluated impaired loans, including the recorded investment in such loans, the unpaid principal balance and the allowance related to such loans, each totaled less than $0.1 million at both December 31, 2014 and December 31, 2013. The average recorded investment in such loans was less than $0.1 million in each of the years ended December 31, 2014 and 2013. Interest income recognized during the period that loans were impaired was less than $0.1 million in each of the years ended December 31, 2014 and 2013.

Property and Equipment

        Property and equipment consisted of the following (in thousands):

	December 31,
	2014	2013
Land and improvements	$1,614	$1,628
Buildings and improvements	16,203	16,168
Leasehold improvements	16,092	—
Computer equipment	27,144	20,545
Computer software	38,409	29,977
Furniture and fixtures	12,705	3,958

	112,167	72,276
Accumulated depreciation	(48,560)	(40,022)

Total	$63,607	$32,254

        The assets acquired in connection with the Acquisition have been recorded at their preliminary estimated fair values. Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $10.0 million, $8.9 million and $9.8 million, respectively. As the Acquisition was completed on December, 31, 2014, no depreciation expense related to the acquired assets is included in the Company's consolidated statement of operations for the year ended December 31, 2014.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. TRANSACTIONS WITH RELATED PARTIES

Transactions with Liberty

        As a result of the Acquisition, Liberty owns approximately 35% of the issued and outstanding shares of FTD common stock. FTD and Liberty entered into an Investor Rights Agreement, which governs certain rights of and restrictions on Liberty in connection with the shares of FTD common stock that Liberty owns as a result of the Acquisition. In addition, Provide Commerce and Liberty entered into a services agreement (the "Services Agreement"), under which Provide Commerce will, on a transitional basis, provide Liberty with certain support service and other assistance after the Acquisition in respect of the RedEnvelope business, which was not acquired by FTD as part of the Acquisition. Such services are expected to be short-term in nature. The amounts charged to Liberty under the Services Agreement are not expected to be material. The Acquisition purchase price is subject to adjustment based upon the final closing working capital (as determined within 90 days of the closing date), which adjustment is currently estimated as additional purchase price of $3.1 million. The Company's consolidated balance sheet at December 31, 2014 reflects an accrual for such adjustment, which will be payable to/receivable from Liberty within five business days after final determination.

Transactions with United Online-Prior to Separation

        For the reporting periods prior to the Separation, the consolidated financial statements included direct costs of the Company incurred by United Online on the Company's behalf and an allocation of certain general corporate costs incurred by United Online. Direct costs included finance, legal, human resources, technology development, and other services and were determined based on the level of services expended by United Online for services provided to the Company. General corporate costs included, without limitation, executive oversight, accounting, internal audit, treasury, tax, and legal. The allocations of these general corporate costs were based primarily on estimated time incurred and/or activities associated with the Company. Management believes the allocations of these corporate costs from United Online were reasonable and does not believe the Company's costs would have been significantly different on a stand-alone basis prior to the Separation. However, the allocated costs may not have included all of the costs that would have been incurred had the Company been a stand-alone company during the periods prior to the Separation, and accordingly, the Company's consolidated financial statements may not have reflected the financial position, results of operations and cash flows had the Company been a stand-alone company during the periods prior to the Separation.

        Costs incurred and allocated by United Online, prior to the Separation, were included in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2013	2012
Cost of revenues—products	$265	$487
Cost of revenues—services	527	666
Sales and marketing	98	187
General and administrative	12,017	7,148

Total allocated expenses	$12,907	$8,488

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. TRANSACTIONS WITH RELATED PARTIES (Continued)

        The table above includes allocated stock-based compensation of $0.9 million and $0.8 million for the years ended December 31, 2013 and 2012, respectively, for the employees of United Online and its non-Company subsidiaries whose cost of services were partially allocated to the Company.

        As noted above, prior to the Separation, United Online allocated both direct costs for services provided and general corporate costs to the Company. In addition, transaction-related costs incurred by United Online from and after April 1, 2013 in connection with the Separation were allocated to the Company. Allocations for direct costs and transaction-related costs were reflected in the intercompany payable to United Online and were due upon demand. During the year ended December 31, 2013, the Company made payments totaling $9.2 million to United Online to settle intercompany charges, including $1.7 million related to the balance outstanding at December 31, 2012. During the year ended December 31, 2012, the Company made payments totaling $7.7 million to United Online to settle intercompany charges. Allocations of general corporate costs were not settled in cash, but rather were reflected in the parent company investment.

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

	Year Ended December 31,
	2013	2012
Cash transactions:
Dividends paid	$(18,201)	$(19,299)
Allocated expenses settled in cash	10,036	6,492
Non-cash transactions:
Stock-based compensation and tax benefits from equity awards	4,042	5,118
Allocated expenses not settled in cash	934	2,281

Net transactions with United Online	(3,189)	(5,408)
Less: Amount reflected in intercompany payable to United Online	10,036	6,492

Net decrease in parent company investment	$(13,225)	$(11,900)

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

regarding the Separation including: the rights and obligations related to tax payments and the administration of tax matters post-Separation; transitional services to be provided by United Online after the Separation; the rights and authority of United Online to control and settle certain litigation as disclosed in Note 15—"Commitment and Contingencies;" and the treatment of certain employee matters. Amounts payable under the Transition Services Agreement were $0.3 million at December 31, 2013 and were recorded in accounts payable. No amounts were paid during the year ended December 31, 2013. The Company paid $0.6 million to United Online during the year ended December 31, 2014 under the Transition Services Agreement. The transition services were completed on April 15, 2014.

The I.S. Group Limited

        Interflora holds a 20.4% investment in The I.S. Group Limited ("I.S. Group"), which totaled $1.7 million and $1.6 million at December 31, 2014 and December 31, 2013, respectively, and is included in other assets in the consolidated balance sheets. The share of equity earnings was not material for separate presentation in these consolidated financial statements. I.S. Group supplies floral-related products to Interflora's floral network members in both the U.K. and the Republic of Ireland as well as to other customers. Interflora derives revenues from I.S. Group from (i) the sale of products (sourced from third-party suppliers) to I.S. Group for which revenue is recognized on a gross basis, (ii) the sale of products (sourced from a subsidiary of I.S. Group) to I.S Group for which revenue is recognized on a net basis, (iii) commissions on products sold by I.S. Group (sourced from third-party suppliers) to floral network members, and (iv) commissions for acting as a collection agent on behalf of I.S. Group. Revenues related to products sold to and commissions earned from I.S. Group were $3.0 million, $2.7 million, and $2.8 million in the years ended December 31, 2014, 2013, and 2012, respectively. In addition, Interflora purchases products from I.S. Group for sale to consumers. The cost of revenues related to products purchased from I.S. Group was $0.3 million, $0.4 million, and $0.2 million in the years ended December 31, 2014, 2013, and 2012, respectively. Amounts due from I.S. Group were $0.5 million at both December 31, 2014 and December 31, 2013, respectively, and amounts payable to I.S. Group were $1.5 million and $1.4 million at December 31, 2014 and December 31, 2013, respectively.

6. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Goodwill

        The Company performed its annual goodwill impairment assessment as of October 1, 2014. The Company elected to perform the two-step quantitative impairment test. In the goodwill impairment assessment, step one of the quantitative goodwill impairment test resulted in the determination that the fair values of the reporting units exceeded their carrying amounts, including goodwill. Accordingly, step two was not required.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

        The changes in the net carrying amount of goodwill for our segments for the years ended December 31, 2013 and 2014 were as follows (in thousands):

	Consumer	Florist	International	FTD Pre-Separation	Total
Goodwill at December 31, 2012	$—	$—	$—	$333,987	$333,987
Foreign currency translation pre-Separation	—	—	—	3,891	3,891
Allocation to segments(a)	133,226	109,651	95,001	(337,878)	—
Foreign currency translation post-Separation	—	—	3,062	—	3,062

Goodwill at December 31, 2013	$133,226	$109,651	$98,063	$—	$340,940

	Consumer	Florist	International	Provide Commerce	Total
Goodwill at December 31, 2013	$133,226	$109,651	$98,063	$—	$340,940
Foreign currency translation	—	—	(5,804)	—	(5,804)
Provide Commerce acquisition(b)	—	—	—	297,076	297,076

Goodwill at December 31, 2014	$133,226	$109,651	$92,259	$297,076	$632,212

(a)
Prior to the Separation, the Company had one segment, FTD. Due to the change in the Company's operating and reportable segments on November 1, 2013 as a result of the Separation, the Company completed an additional goodwill impairment assessment for the Consumer and Florist segments as of that date. In conjunction with that assessment, the goodwill from the previous U.S. reporting unit was allocated to the Consumer and Florist segments/reporting units based on their relative fair values.

(b)
As a result of the Acquisition, the Company's operating and reportable segments changed to include a fourth segment, Provide Commerce.

        In 2008, the Company recorded an impairment charge of $116.3 million. The table above reflects the Company's goodwill balances net of this accumulated impairment charge. The gross goodwill balance was $748.5 million and $457.2 million at December 31, 2014 and 2013, respectively.

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

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

Intangible Assets

        Intangible assets are primarily related to the acquisition of Provide Commerce in December 2014 and the acquisition of the Company by United Online in August 2008 and consist of the following (in thousands):

	December 31, 2014			December 31, 2013
	Gross Value	Accumulated Amortization	Net	Gross Value	Accumulated Amortization	Net
Complete technology	$77,847	$(41,480)	$36,367	$41,959	$(41,761)	$198
Customer contracts and relationships	199,271	(104,972)	94,299	106,409	(94,679)	11,730
Trademarks and trade names	305,245	(258)	304,987	160,340	(171)	160,169

Total	$582,363	$(146,710)	$435,653	$308,708	$(136,611)	$172,097

        The Company's trademarks and trade names are primarily indefinite-lived for which there is no associated amortization expense or accumulated amortization. At December 31, 2014 and 2013, such indefinite-lived assets, after impairment and foreign currency translation adjustments, totaled $247.5 million and $159.3 million, respectively. Included in the above intangible assets are $36.3 million of complete technology, $94.1 million of customer contracts and relationships, and $147.7 million of trademarks and trade names acquired in connection with the Acquisition, which are based on preliminary fair value estimates.

        Estimated future intangible assets amortization expense at December 31, 2014, based on preliminary estimates of useful lives and fair values of the intangible assets acquired in connection with the Acquisition, was as follows (in thousands):

Year Ending December 31
2015	$58,418
2016	58,233
2017	11,144
2018	11,144
2019	11,143
Thereafter	38,092

Total	$188,174

        The Company elected to perform the one-step quantitative impairment test for its indefinite-lived intangible assets under ASC 350. Under the one-step quantitative impairment test, the fair values of indefinite-lived intangible assets are compared to their respective carrying amounts and, if the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to the excess. The quantitative indefinite-lived intangible assets impairment test as of October 1, 2014 resulted in the determination that the estimated fair values of the indefinite-lived intangible assets exceeded their carrying amounts. Accordingly, the Company did not record any impairment charges related to its indefinite-lived intangible assets in the year ended December 31, 2014.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FINANCING ARRANGEMENTS

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

        On September 19, 2014, the Company entered into an amendment to the 2013 Credit Agreement (the "Credit Agreement Amendment"), with Interflora, the guarantors party thereto, the lenders party thereto, and the administrative agent. The Credit Agreement Amendment amended and restated the 2013 Credit Agreement in its entirety (as amended and restated, the "Amended and Restated Credit Agreement"). Among other things, the Amended and Restated Credit Agreement provided for a term loan in an aggregate principal amount of $200 million and provided for a revolving loan advance (the "Acquisition Advance") to finance the cash portion of the Acquisition purchase price.

        The proceeds of the term loan were used to repay a portion of outstanding revolving loans and, on December 31, 2014, the Company borrowed $120 million under the Acquisition Advance to fund the cash portion of the Acquisition purchase price. The obligations under the Amended and Restated Credit Agreement are guaranteed by certain of FTD Companies, Inc.'s wholly-owned domestic subsidiaries (together with FTD Companies, Inc., the "U.S. Loan Parties"). In addition, the obligations under the Amended and Restated Credit Agreement are secured by a lien on substantially all of the assets of the U.S. Loan Parties, including a pledge of all of the outstanding capital stock of certain direct subsidiaries of the U.S. Loan Parties (except with respect to foreign subsidiaries and certain domestic subsidiaries whose assets consist primarily of foreign subsidiary equity interests, in which case such pledge is limited to 66% of the outstanding capital stock).

        The interest rates applicable to borrowings under the Amended and Restated Credit Agreement are based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to the Company's net leverage ratio. The initial base rate margin was 0.75% per annum and the initial LIBOR margin was 1.75% per annum. At December 31, 2014, the base rate margin was 1.0% per annum and the LIBOR margin was 2.0% per annum. In addition, the Company pays a commitment fee ranging from 0.20% per annum to 0.40% per annum on the unused portion of the revolving credit facility. The interest rates (based on LIBOR) at December 31, 2014 under the term loan and the revolving credit facility were both 2.17%. The commitment fee rate at December 31, 2014 was 0.30%. The Amended and Restated Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, that, among other things, require the Company to maintain compliance with a maximum net leverage ratio and a minimum consolidated fixed charge coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, and asset sales, and the Company's ability to incur additional debt and additional liens.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FINANCING ARRANGEMENTS (Continued)

        The term loan is subject to quarterly amortization payments and customary mandatory prepayments under certain conditions. The outstanding balance of the term loan and all amounts outstanding under the revolving credit facility are due upon maturity in September 2019. The future minimum principal payments through the maturity date of the Amended and Restated Credit Agreement were as follows at December 31, 2014 (in thousands):

Year Ending December 31
2015	$20,000
2016	20,000
2017	20,000
2018	20,000
2019	260,000

Total	$340,000

2011 Credit Agreement

        Prior to entering into the 2013 Credit Agreement, the Company had outstanding debt under the 2011 Credit Agreement. On June 10, 2011, FTD Group entered into a credit agreement (the "2011 Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent for the lenders, to refinance its previously outstanding credit facility. The 2011 Credit Agreement provided FTD Group with a $315 million senior secured credit facility consisting of (i) a $265 million seven-year term loan (the "2011 Term Loan") and (ii) a $50 million five-year revolving credit facility (the "2011 Revolving Credit Facility"), and certain other financial accommodations, including letters of credit.

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

        The refinancing of both the 2013 Credit Agreement and the 2011 Credit Agreement were accounted for in accordance with ASC 470, Debt. Losses on extinguishment of debt of $0.1 million and $2.3 million were recorded in interest expense in connection with the refinancing of the 2013 Credit Agreement during the year ended December 31, 2014 and the 2011 Credit Agreement during the year ended December 31, 2013, respectively. The changes in the Company's debt balances, net of discounts, for the years ended December 31, 2014 and 2013 were as follows (in thousands):

	Balance at December 31, 2012	Draw Down of Debt	Repayments of Debt	Accretion of Discounts	Write-off of Discounts	Balance at December 31, 2013
2011 Term Loan	$244,000	$—	$(246,013)	$281	$1,732	$—
2013 Credit Agreement:
Revolving Credit Facility	—	220,000	—	—	—	220,000

Total	$244,000	$220,000	$(246,013)	$281	$1,732	$220,000

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FINANCING ARRANGEMENTS (Continued)

	Balance at December 31, 2013	Draw Down of Debt	Repayments of Debt	Balance at December 31, 2014
2013 Credit Agreement:(a)
Revolving Credit Facility	$220,000	$120,000	$(200,000)	$140,000
Term Loan	—	200,000	—	200,000

Total	$220,000	$320,000	$(200,000)	$340,000

(a)
As amended and restated on September 19, 2014.

        At December 31, 2014, the remaining borrowing capacity under the Amended and Restated Credit Agreement, which was reduced by $1.2 million in outstanding letters of credit, was $208.8 million. In addition, on March 2, 2015, the Company paid down $20 million of the amounts outstanding under the revolving credit facility.

8. DERIVATIVE INSTRUMENTS

        In March 2012, the Company entered into forward starting interest rate cap instruments based on 3-month LIBOR that are effective from January 2015 to June 2018 and have aggregated notional values totaling $130 million. The interest rate cap instruments are designated as cash flow hedges against expected future cash flows attributable to future 3-month LIBOR interest payments on a portion of the outstanding borrowings under the Company's Amended and Restated Credit Agreement. The gains or losses on the instruments are reported in other comprehensive income to the extent that they are effective and will be reclassified into earnings when the expected future cash flows, beginning in January 2015 through June 2018 and attributable to future 3-month LIBOR interest payments, are recognized in earnings.

        The estimated fair values and notional values of outstanding derivative instruments at December 31, 2014 and 2013 were as follows (in thousands):

		Estimated Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
		December 31,		December 31,
	Balance Sheet Location
		2014	2013	2014	2013
Derivative Assets:
Interest rate caps	Other assets	$370	$1,244	$130,000	$130,000

        The Company recognized the following gains (losses) from derivatives, before tax, in other comprehensive loss (in thousands):

	Year Ended December 31,
	2014	2013	2012
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate caps	$(874)	$544	$(1,210)
Derivatives Designated as Net Investment Hedging Instruments:
Forward foreign currency exchange contracts	$—	$101	$(189)

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE INSTRUMENTS (Continued)

        The effective portion, before tax effect, of the Company's interest rate caps designated as cash flow hedging instruments was $1.5 million and $0.7 million at December 31, 2014 and December 31, 2013, respectively, $0.5 million of which was expected to be reclassified from accumulated other comprehensive loss into interest expense in the consolidated statements of operations within the next 12 months. There was no ineffectiveness related to the Company's forward foreign currency exchange contracts designated as net investment hedging instruments for the years ended December 31, 2014, 2013 and 2012.

        During the year ended December 31, 2014, the Company entered into forward foreign currency exchange contracts which were not designated as hedging instruments. Accordingly, gains and losses related to changes in the fair value of such contracts are reflected in other income (expense) in the consolidated statement of operations for the year ended December 31, 2014. At December 31, 2014, the Company had no forward foreign currency exchange contracts outstanding.

9. FAIR VALUE MEASUREMENTS

        The following table presents estimated fair values of financial assets and derivative instruments that were required to be measured at fair value on a recurring basis (in thousands):

	December 31, 2014			December 31, 2013
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Money market funds	$56,595	$55,350	$1,245	$46,736	$46,736	$—
Derivative assets	370	—	370	1,244	—	1,244

Total	$56,965	$55,350	$1,615	$47,980	$46,736	$1,244

        The Company estimated the fair value of its long-term debt using a discounted cash flow approach that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimated credit spread. At December 31, 2014, the Company estimated its credit spread as 2.0% and 2.6% for the term loan and revolving credit facility, respectively, resulting in yield-to-maturity estimates for the term loan and revolving credit facility of 3.6% and 4.2%, respectively. At December 31, 2013, the Company estimated its credit spread as 2.0% for the revolving credit facility, resulting in a yield-to-maturity estimate of 3.5%. The table below summarizes the carrying amounts and the estimated fair values for long-term debt (in thousands):

	December 31, 2014		December 31, 2013
		Estimated Fair Value		Estimated Fair Value
	Carrying Amount		Carrying Amount
		Level 2		Level 2
Long-term debt, including current portion	$340,000	$338,223	$220,000	$220,658

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY

Capital Stock

        Immediately prior to the Separation, the authorized shares of FTD Companies, Inc. capital stock were increased from 10,000 to 65,000,000, divided into 60,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. The 10,000 shares of FTD common stock, par value $0.01 per share, that were previously issued and outstanding, were automatically reclassified as and became 18,583,927 shares of common stock. On November 1, 2013, United Online's net investment in FTD was re-designated as FTD stockholders' equity and allocated between common stock and additional paid-in-capital based on the number of shares of FTD common stock outstanding. In connection with the Acquisition, the Company issued 10,203,010 shares of FTD common stock to Liberty which represented approximately 35% of the issued and outstanding shares of FTD common stock as of December 31, 2014.

        At December 31, 2014, none of the 5,000,000 shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock. The Company's board of directors has the authority, without action by the Company's stockholders, to designate and issue the preferred stock in one or more series and to designate the rights, preferences, limitations and privileges of each series of preferred stock, which may be greater than the rights of the Company's common stock.

Dividends

        The Company has not paid any cash dividends on its common stock since the Separation on November 1, 2013.

Common Stock Repurchases

        On February 27, 2014, the Company's board of directors authorized a common stock repurchase program (the "Program") that allows FTD Companies, Inc. to repurchase up to $50 million of FTD common stock from time to time over a two-year period in both open market and privately negotiated transactions. As of December 31, 2014, the Company had not repurchased any shares under the Program.

        Upon vesting of RSUs or exercise of stock options, the Company does not collect the minimum statutory withholding taxes in cash from employees. Instead, the Company automatically withholds, from the RSUs that vest or stock options exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock but are not considered repurchases under the Program. The Company then pays the minimum statutory withholding taxes in cash. During the year ended December 31, 2014, 205,663 RSUs vested for which 74,252 shares were withheld to cover the minimum statutory withholding taxes of $2.4 million.

11. INCENTIVE COMPENSATION PLANS

FTD Companies, Inc. Amended and Restated 2013 Incentive Compensation Plan

        The FTD Companies, Inc. Amended and Restated 2013 Incentive Compensation Plan (the "2013 Plan") authorizes the granting of awards to employees and non-employee directors, including stock options, stock appreciation rights, RSUs, and other stock-based awards. Under the 2013 Plan,

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCENTIVE COMPENSATION PLANS (Continued)

1.6 million shares of FTD common stock have been reserved for issuance of awards. At December 31, 2014, 0.3 million shares were available for issuance under the 2013 Plan.

Conversion of United Online Stock Options and Stock Unit Awards

        Prior to November 1, 2013, the Company's employees were generally eligible to participate in the stock-based compensation plans of United Online. Under these plans, certain employees of the Company received grants of RSUs and stock options for United Online common stock. Additionally, all eligible Company employees were provided the opportunity to participate in United Online's employee stock purchase plan prior to the Separation. In connection with the Separation, equity awards previously granted under the stock-based compensation plans of United Online, and outstanding at the Separation date, were adjusted and converted into new equity awards under the 2013 Plan as follows:

  •
  Employee stock options and RSUs were adjusted and converted into new equity awards for FTD common stock using a formula designed to preserve the intrinsic value and fair value of the awards immediately prior to the Separation. Such formula was based on the volume-weighted-average price for the three trading days immediately preceding and the three trading days immediately following the distribution date. Converted awards retained the same terms and conditions and vesting schedule, issuance dates and expiration dates as the original United Online awards. The conversion of stock options resulted in an immaterial (less than $0.1 million) modification of those RSUs and stock option awards under ASC 718, Compensation—Stock Compensation. Awards for 0.5 million shares of FTD common stock were issued under the 2013 Plan as a result of the conversion.

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

Stock-Based Compensation

        The following table summarizes the non-cash stock-based compensation incurred under the 2013 Plan and the United Online stock-based compensation plans that has been included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenues	$95	$10	$68
Sales and marketing	2,457	1,733	1,621
General and administrative	4,799	2,222	2,659

Total stock-based compensation	$7,351	$3,965	$4,348

Tax benefit recognized	$2,158	$1,144	$988

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCENTIVE COMPENSATION PLANS (Continued)

        Allocated expenses from United Online included stock-based compensation of $0.9 million for the ten months ended October 31, 2013, and $0.8 million for the year ended December 31, 2012, for the employees of United Online whose cost of services were partially allocated to the Company. These costs are not reflected in the table above; however, these costs were included in general and administrative expenses in the consolidated statements of operations. For additional information related to costs allocated to the Company by United Online see Note 5—"Transactions with Related Parties."

Restricted Stock Units

        RSUs have been granted to certain employees of the Company and represent the right to receive unrestricted shares of common stock based on service. Compensation cost is recognized over the service period. The fair value of each grant is equal to the share price at the date of grant. RSUs generally vest over a one- to four-year period under a variety of vesting schedules and are canceled upon termination of employment.

        In connection with the Acquisition, the Company entered into new employment agreements with certain executives which provided for the grant of RSUs valued at $1.5 million. These RSUs will vest at the rate of one-third on each of the first three anniversaries of the grant date, December 31, 2014.

        The following table summarizes activity for RSUs awarded to the Company's eligible employees during the year ended December 31, 2014:

	FTD Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2013	532	$24.08
Granted	277	$32.13
Vested	(206)	$24.51
Cancelled	(19)	$25.77

Nonvested at December 31, 2014	584	$27.68

        The weighted-average grant date fair value of RSUs granted to the Company's eligible employees during the years ended December 31, 2014, 2013, and 2012 was $32.13, $25.11 (after giving effect to the conversion at the Separation), and $18.99, respectively. The fair value of RSUs that vested during the years ended December 31, 2014, 2013, and 2012 was $5.0 million, $5.5 million, and $3.2 million, respectively. The intrinsic value of nonvested RSUs awarded to the Company's eligible employees was $20.3 million at December 31, 2014. At December 31, 2014, 0.5 million nonvested RSUs were expected to vest, with an intrinsic value totaling $18.8 million. At December 31, 2014, total unrecognized compensation cost related to nonvested RSUs, net of expected forfeitures, was $12.1 million, which was expected to be recognized over a weighted-average period of 1.3 years.

Stock Option Awards

        Stock options are granted with an exercise price equal to the market value of the underlying stock on the grant date, and generally vest over a three- or four-year period under a variety of vesting schedules and are canceled upon termination of employment. Stock option grants expire after 10 years unless canceled earlier due to termination of employment. Upon the exercise of a stock option award,

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCENTIVE COMPENSATION PLANS (Continued)

shares of common stock are issued from authorized but unissued shares. Stock-based compensation is measured at fair value and expensed on a straight-line basis over the requisite service period.

        The following table summarizes stock option activity for the year ended December 31, 2014 and stock options outstanding and exercisable at December 31, 2014:

	FTD Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding options at December 31, 2013	212	$32.04
Options granted	194	$31.38
Options forfeited	(8)	$31.40
Options expired	(17)	$66.93

Outstanding options at December 31, 2014	381	$30.15	8.2	$1,797

Exercisable at December 31, 2014	129	$27.94	6.7	$909

Expected to vest at December 31, 2014	232	$31.29	8.9	$820

        FTD granted stock options for 0.2 million and 0.1 million shares to Company employees during the year ended December 31, 2014 and the period November 1, 2013 through December 31, 2013, respectively. The weighted-average grant date fair value of these stock options was $13.77 and $14.22 for the year ended December 31, 2014 and the period November 1, 2013 through December 31, 2013, respectively. United Online did not grant any stock options to Company employees during the years ended December 31, 2013 and 2012. At December 31, 2014 total unrecognized compensation cost related to nonvested stock options awarded to the Company's eligible employees, net of expected forfeitures, was $2.9 million, which was expected to be recognized over a weighted-average period of 1.4 years. No stock options were exercised during the years ended December 31, 2014 and 2012. Cash of $4.8 million was received from the exercise of stock options in the year ended December 31, 2013. The total intrinsic value of stock options exercised during the year ended December 31, 2013 was $1.7 million.

        Prior to November 1, 2013, for stock-based compensation awards granted by the Company's former parent, United Online, stock-based compensation expense was determined using United Online's assumptions for volatility, dividend yield and expected term. For stock options granted by the Company for the year ended December 31, 2014 and the period from November 1 to December 31, 2013, the fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCENTIVE COMPENSATION PLANS (Continued)

model. The table below summarizes the weighted average assumptions used by the Company to estimate the fair value of stock options at the grant date:

	For the Year Ended December 31, 2014	For the Period November 1, 2013 through December 31, 2013
Risk-free interest rate	2.0%	1.8%
Expected term (in years)	6.25	6.0
Dividend yield	0%	0%
Expected volatility	42.1%	46.2%

        The risk-free interest rate assumed by the Company in valuing stock options was based on the U.S. Treasury yield curve in effect at the time of the grant. The Company used the simplified method for estimating the expected term because the Company did not have adequate historical data to estimate expected term. The Company estimated the dividend yield as 0% as the Company does not currently intend to pay dividends. During both the year ended December 31, 2014 and the period from November 1 to December 31, 2013, the Company calculated expected stock price volatility based on a combination of the historical volatility of both the Company's and United Online's common stock as the Company represented a significant portion of consolidated United Online prior to the Separation and the Company does not yet have sufficient history on which to base an assumption solely on its historical volatility. For awards granted prior to the Separation, United Online's assumptions at the time of the grant were used.

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

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCENTIVE COMPENSATION PLANS (Continued)

        The fair value of the ESPP shares and the United Online 2010 Employee Stock Purchase Plan shares were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	FTD Assumptions	United Online Assumptions
	For the Year Ended December 31, 2014	For the Period January 1, 2013 through October 31, 2013	For the Year Ended December 31, 2012
Risk-free interest rate	0.2%	0.2%	0.2%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Dividend yield	—	7.6%	7.6%
Expected volatility	29.7%	37.4%	37.4%

        The risk-free interest rate assumed by the Company in valuing stock options was based on the U.S. Treasury yield curve in effect at the time of the grant. The expected term represents the amount of time remaining in the respective offering period. The Company estimated the dividend yield as 0% as the Company does not currently intend to pay dividends. Subsequent to the Separation, volatility has been determined based on a combination of the Company's and United Online's historical volatility as the Company represented a significant portion of consolidated United Online prior to the Separation and the Company does not yet have sufficient history to base an assumption on solely its historical volatility. For awards granted prior to the Separation, United Online's assumptions at the time of the grant were used.

        For the year ended December 31, 2014, the Company recognized $0.4 million of stock-based compensation related to the ESPP. For the years ended December 31, 2013 and 2012, the Company recognized $0.1 million and $0.4 million, respectively, of stock-based compensation related to the United Online 2010 Employee Stock Purchase Plan.

12. INCOME TAXES

        Through October 31, 2013, the Company was included in the consolidated U.S. federal income tax return of United Online, as well as certain state tax returns where United Online files on a combined basis. In addition, the Company files tax returns as a separate company in various local and state jurisdictions, the U.K. and certain other foreign jurisdictions. The 2013 provision for income taxes was computed under the separate return method, in accordance with ASC 740. Prior to the Separation, current income tax liabilities were settled with United Online through intercompany cash transfers.

        As part of the Separation, FTD entered into a Tax Sharing Agreement with United Online, which governs United Online and FTD's rights, responsibilities and obligations after the Separation with respect to the payment of taxes, including any taxes that may be imposed that arise from the failure of the distribution to qualify as tax-free for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code and sets forth the respective obligations among the Company and United Online with respect to the preparation and filing of tax returns, the administration of tax audits and disputes and other tax matters. During the year ended December 31, 2013, the Company paid $13.2 million to United Online in respect of U.S. federal and state income tax amounts relating to periods prior to the Separation. This amount was recorded in income taxes payable on the consolidated balance sheet as of December 31, 2013. At December 31, 2014, the amount

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

payable to United Online was $0.5 million, which was paid in January 2015. With that payment, the Company has settled all current tax liabilities with United Online.

        The Company recorded an income tax payable of $8.0 million at December 31, 2012 related to amounts to be settled with United Online for U.S. federal and state income tax returns. In February 2013, the income tax payable was paid to United Online in respect of tax payments made by United Online on the Company's behalf.

        Income before income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic	$21,604	$14,608	$23,206
Foreign	10,856	8,166	8,798

Income before income taxes	$32,460	$22,774	$32,004

        The provision for income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$14,481	$13,088	$15,486
State	1,695	1,872	3,060
Foreign	2,584	2,432	2,882

	18,760	17,392	21,428

Deferred:
Federal	(8,411)	(5,088)	(7,286)
State	(286)	83	(1,379)
Foreign	(433)	(2,115)	(1,933)

	(9,130)	(7,120)	(10,598)

Provision for income taxes	$9,630	$10,272	$10,830

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The provision for income taxes reconciled to the amount computed by applying the statutory federal rate to income before taxes as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Federal taxes at statutory rate of 35%	$11,361	$7,971	$11,201
State income taxes, net	1,002	824	1,093
Effects of foreign income	(2,713)	(2,262)	(2,271)
Foreign distribution	3,931	3,038	3,280
Foreign tax credit	(3,562)	(2,355)	(2,511)
Deferred tax adjustment—U.K. statutory rate reduction	—	(1,434)	(1,026)
Deferred tax adjustment—statutory state rate change	—	589	—
Change in valuation allowance	(2,824)	—	—
Transaction-related costs	1,803	3,706	—
Other items, net	632	195	1,064

Provision for income taxes	$9,630	$10,272	$10,830

        At December 31, 2014, tax balances related to the Acquisition have been recorded based on the Company's preliminary estimates. The significant components of net deferred tax balances were as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss and foreign tax credit carryforwards	$5,672	$3,741
Allowances and reserves	6,372	5,242
Deferred compensation	10,169	758
Other, net	11,069	4,154

Total gross deferred tax assets	33,282	13,895

Less: valuation allowance	—	(3,612)

Total deferred tax assets, net of valuation allowance	33,282	10,283

Deferred tax liabilities:
Amortization of intangible assets	(155,399)	(55,027)
Depreciation and amortization	(9,236)	(4,503)
Other, net	(1,248)	(1,217)

Total deferred tax liabilities	(165,883)	(60,747)

Net deferred tax liabilities	$(132,601)	$(50,464)

Current deferred tax assets, net	$17,233	$5,359
Noncurrent deferred tax liabilities, net	(149,834)	(55,823)

Net deferred tax liabilities	$(132,601)	$(50,464)

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        At December 31, 2013, the Company had a valuation allowance relating to foreign tax credits of $3.6 million. During the year ended December 31, 2014 and 2013, the Company utilized $1.0 million and $1.1 million, of foreign tax credit carryforwards and reduced the corresponding valuation allowance, respectively. Also during the year ended December 31, 2014, the Company released the remaining valuation allowance balance of $2.8 million as, based on current estimates, the Company determined that it was more-likely-than-not going to utilize the foreign tax credits. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. The Company has foreign tax credit carryforwards which begin to expire in 2015.

        At December 31, 2014, 2013 and 2012, the Company had gross unrecognized tax benefits totaling $0.6 million, $0.6 million and $0.5 million, respectively, of which $0.5 million, $0.6 million and $0.4 million, respectively, would have an impact on the Company's effective income tax rate, if recognized. A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (before federal impact of state items), excluding interest and penalties, was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Beginning balance	$620	$527	$252
Additions for prior year tax positions	—	93	390
Reductions for prior year tax positions	(30)	—	—
Reductions due to lapse in statutes of limitations	(48)	—	(115)

Ending balance	$542	$620	$527

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

        The Company had immaterial amounts accrued for interest and penalties relating to uncertain tax positions at December 31, 2014 and 2013, which are included in income taxes payable. The Company recognized immaterial amounts of net interest and penalties relating to uncertain tax positions for the years ended December 31, 2014, 2013 and 2012, respectively.

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

        The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income	$22,830	$12,502	$21,174
Income allocated to participating securities	(514)	—	—

Net income attributable to common stockholders	$22,316	$12,502	$21,174

Denominator:
Basic average common shares outstanding	18,962	18,640	18,584

Add: Dilutive effect of non-participating securities	51	19	—

Diluted average common shares outstanding	19,013	18,659	18,584

Basic earnings per common share	$1.18	$0.67	$1.14

Diluted earnings per common share	$1.17	$0.67	$1.14

        Immediately prior to the Separation, the authorized shares of FTD Companies, Inc. capital stock were increased from 10,000 to 65,000,000, divided into 60,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. The 10,000 shares of FTD common stock, par value $0.01 per share, that were previously issued and outstanding were automatically reclassified as and became 18,583,927 shares of common stock, par value $0.0001 per share. In connection with the Separation, on November 1, 2013, holders of United Online common stock received one share of FTD common stock for every five shares of United Online common stock held on October 10, 2013, the record date. The same number of shares was used to calculate basic and diluted earnings per share for periods prior to the Separation since no FTD stock-based awards were outstanding prior to the Separation. In addition, in connection with the Acquisition, the Company issued 10,203,010 shares of FTD common stock to Liberty, which are included in the calculation of basic and diluted earnings per share at December 31, 2014.

        The diluted earnings per common share computations exclude stock options and RSUs which are antidilutive. Weighted-average antidilutive shares for the years ended December 31, 2014 and 2013 were $0.3 million and less than 0.1 million, respectively.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. RESTRUCTURING AND OTHER EXIT COSTS

        Restructuring and other exit costs were as follows (in thousands):

Restructuring Costs
Accrued restructuring and other exit costs as of December 31, 2012	$—

Restructuring and other exit costs	166
Cash paid for restructuring and other exit costs	—

Accrued restructuring and other exit costs as of December 31, 2013	166

Acquisition-related	2,144
Restructuring and other exit costs	220
Cash paid for restructuring and other exit costs	(370)
Other	(16)

Accrued restructuring and other exit costs as of December 31, 2014	$2,144

        During the year ended December 31, 2014, the Company paid $0.4 million of restructuring and other exit costs related to the closure of all six concession stands located within garden centers in the U.K. of which $0.2 million was accrued at December 31, 2013 and the remainder was incurred during the year ended December 31, 2014. In addition, in conjunction with the Acquisition, at December 31, 2014, the Company accrued for severance payments due to certain executives related to change of control provisions in their employment contracts.

15. COMMITMENTS AND CONTINGENCIES

Leases

        Future minimum lease payments at December 31, 2014 under non-cancelable operating leases with initial lease terms in excess of one year were as follows (in thousands):

		Year Ending December 31,
	Total	2015	2016	2017	2018	2019	Thereafter
Operating leases	$41,902	$10,418	$9,515	$7,604	$4,723	$3,050	$6,592

        The Company leases certain office space, data centers, distribution centers, vehicles, and office equipment under operating leases expiring at various periods through 2023. Certain of the Company's operating leases include rent holidays, as well as rent escalation provisions. The future minimum lease payments shown in the above table include those related to Provide Commerce leases. The Company records rent expense on a straight-line basis over the lease term. Rent expense under operating leases for the years ended December 31, 2014, 2013, and 2012 was $2.4 million, $2.2 million, and $2.1 million, respectively, which excludes rent expense related to Provide Commerce leases as the Acquisition was completed on December 31, 2014.

Letters of Credit

        Standby letters of credit are maintained by the Company to secure credit card processing activity and certain inventory purchases. The Company had $2.4 million of commitments under letters of credit at December 31, 2014 which were scheduled to expire within one year.

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

Legal Matters

        In 2010, FTD.COM and Classmates, Inc. (a wholly-owned subsidiary of United Online) received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that consists of the Attorneys General for the following states: Alabama, Alaska, Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, Nebraska, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, Texas, Vermont, Washington, and Wisconsin. The primary focus of the inquiry concerns certain post-transaction sales practices in which these companies previously engaged with certain third-party vendors. In the second quarter of 2012, FTD.COM and Classmates, Inc. received an offer of settlement from the Multistate Work Group consisting of certain injunctive relief and the consideration of two areas of monetary relief: (1) restitution to consumers and (2) a $20 million payment by these companies for the violations alleged by the Multistate Work Group and to reimburse the Multistate Work Group for its investigation costs. FTD.COM and Classmates, Inc. rejected the Multistate Work Group's offer. FTD.COM and Classmates, Inc. have since had ongoing discussions with the Multistate Work Group regarding a negotiated resolution, with the most recent proposal made by the companies on December 23, 2014 to resolve the matter without admitting liability by making a settlement payment in an aggregate amount of $8 million relating to both companies and $2.5 million restitution by Classmates, Inc. to a group of purchasers of its subscription services. On January 15, 2015, the Multistate Work Group responded to the companies' December 23, 2014 offer with a counter offer seeking a payment from FTD.COM and Classmates, Inc. of $8 million and restitution from Classmates, Inc. of $3 million. FTD.COM and Classmates, Inc. have not yet responded to the Multistate Work Group's latest counter offer. While the companies anticipate that settlement discussions will be ongoing, there can be no assurances as to the terms on which the companies and the Multistate Work Group may agree to settle this matter, or that any settlement of this matter may be reached. If no settlement is reached, certain Attorneys General of the Multistate

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

Work Group may file litigation against FTD.COM and Classmates, Inc. and, in the event of litigation, FTD.COM intends to vigorously defend itself.

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

        In December 2008, Interflora, Inc. (in which the Company has a two- thirds ownership interest) and Interflora issued proceedings against Marks and Spencer plc ("Marks and Spencer") seeking injunctive relief, damages, interest, and costs in an action claiming infringement of U.K. trademark registration number 1329840 and European Community trademark registration number 909838, both for the word "Interflora". Marks and Spencer did not make a counterclaim. In July 2009, the High Court of Justice of England and Wales (the "High Court"), referred certain questions to the Court of Justice of European Union ("CJEU") for a preliminary ruling. In September 2011, the CJEU handed down its judgment on the questions referred by the High Court. In February 2012, the High Court scheduled the trial for April 2013. In September 2012, Interflora executed an indemnity agreement by which Interflora agreed to indemnify Interflora, Inc. against all losses and expenses arising out of this action which Interflora, Inc. may incur after July 10, 2012. The trial in this matter concluded in April 2013. In May 2013, the High Court ruled that Marks and Spencer infringed the Interflora trademarks. In June 2013, the High Court issued an injunction prohibiting Marks and Spencer from infringing the Interflora trademarks in specified jurisdictions and ordered Marks and Spencer to provide certain disclosures in order for damages to be quantified. The High Court granted Marks and Spencer permission to appeal the ruling. The appeal was heard by the Court of Appeal at a hearing held July 8-10, 2014. On November 5, 2014, the Court of Appeal issued its judgment upholding the appeal but did not determine the case in favor of either party, and instead remitted the case for a retrial by the High Court. On November 12, 2014, the Court of Appeal determined the order from its judgment, which became effective as of November 18, 2014, setting aside the order of the High Court from June of 2013. Pursuant to the order, Interflora made an interim payment of $0.3 million to Marks and Spencer towards the cost of the appeal and repaid the $1.8 million payment on account of its costs of the first High Court trial that Marks and Spencer was ordered to pay to Interflora in 2013. The part of the order lifting the injunction prohibiting Marks and Spencer from infringing the Interflora trademarks was lifted on December 2, 2014. No date or other directions have been set for the retrial.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

        Commencing on August 19, 2009, the first of a series of consumer class action lawsuits was brought against Provide Commerce, Inc. and co-defendant Regent Group, Inc. d/b/a Encore Marketing International ("EMI"). These cases were ultimately consolidated during the next three years into Case No. 09-CV-2094 in the United States District Court for the Southern District of California under the title In re EasySaver Rewards Litigation. Plaintiffs' claims arise from their online enrollment in subscription-based membership programs known as EasySaver Rewards, RedEnvelope Rewards, and Preferred Buyers Pass (collectively the "Membership Programs"). Plaintiffs claim that after they ordered items from certain of Provide Commerce's websites, they were presented with an offer to enroll in one of the Membership Programs, each of which is offered and administered by EMI. Plaintiffs purport to represent a putative nationwide class of consumers allegedly damaged by Provide Commerce's purported unauthorized or otherwise allegedly improper transferring of the putative class members' billing information to EMI, who then posted allegedly unauthorized charges to their credit or debit card accounts for membership fees for the Membership Programs. On February 22, 2010, Provide Commerce and EMI respectively filed motions to dismiss. On August 13, 2010, the court entered an order granting in part and denying in part the motions. Between August 13, 2010 and December 2011, plaintiffs filed various amended complaints and added or dismissed certain named plaintiffs. Plaintiffs filed the fourth amended complaint on December 14, 2011. The fourth amended complaint is the operative complaint. Plaintiffs assert ten claims against Provide Commerce and EMI in the fourth amended complaint: (1) breach of contract (against Provide Commerce only); (2) breach of contract (against EMI only); (3) breach of implied covenant of good faith and fair dealing; (4) fraud; (5) violations of the California Consumers Legal Remedies Act; (6) unjust enrichment; (7) violation of the Electronic Funds Transfer Act (against EMI only); (8) invasion of privacy; (9) negligence; and (10) violations of the Unfair Competition Law. Plaintiffs assert their claims individually and on behalf of a putative nationwide class. Plaintiffs sought damages, attorneys' fees, and costs. Provide Commerce and EMI filed motions to dismiss the claims of plaintiffs Lawler, Walters, Cox, and Dickey on January 24, 2012. The motions to dismiss were fully briefed as of February 23, 2012, but the court had not yet conducted a hearing or ruled on the motions. The parties participated in numerous settlement conferences and mediations throughout the case in an effort to resolve this matter. On April 9, 2012, the parties reached an agreement on the high-level terms of a settlement, conditioned on the parties negotiating and executing a complete written agreement. In the weeks following April 9, 2012, the parties negotiated a formal written settlement agreement ("Settlement" or "Agreement"). Upon reaching the Settlement, the hearing on the motions to dismiss was vacated, and Provide Commerce and EMI have not answered the fourth amended complaint in light of the Settlement. The Court granted the Plaintiffs' unopposed motion for preliminary approval of the Settlement on June 13, 2012. After notice to the class and briefing by the parties, the court conducted a final approval hearing (also known as a fairness hearing) on January 28, 2013, and took the matter under submission at the conclusion of the hearing. On February 4, 2013, the court entered its final order approving class action settlement, granting plaintiffs' motion for attorneys' fees, costs, and incentive awards, and overruling objections filed by a single objector to the Settlement. The court entered judgment on the settlement on February 21, 2013. The objector filed a notice of appeal with the Ninth Circuit Court of Appeals on March 4, 2013. After the completion of briefing, the Ninth Circuit set oral argument on the appeal for February 2, 2015. But on January 29, 2015, the Ninth Circuit entered an order deferring argument and resolution of the appeal pending the Ninth Circuit's decision in a matter captioned Frank v. Netflix, No. 12-15705+. The Ninth Circuit issued its opinion in Frank v. Netflix, No. 12-15705+ on February 27, 2015, affirming the district court's approval of a settlement between Walmart and a class of Netflix

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

DVD subscribers. It is unclear whether any of the parties to the Frank v. Netflix appeal will take further action before the Ninth Circuit or U.S. Supreme Court or when final resolution of the Frank v. Netflix appeal will occur. As such, the Ninth Circuit has not re-set oral argument or entered any other order since in this matter. The appeal of the Settlement remains pending.

        The Company records a liability when it believes that it is both probable that a loss has been incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate, (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At December 31, 2014 and 2013, the Company had reserves totaling $5.4 million and $0.8 million, respectively, for estimated losses related to certain legal matters. At December 31, 2014, reserves related to Provide Commerce matters were recorded based on the Company's preliminary estimates. With respect to other legal matters, the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

16. SUPPLEMENTAL CASH FLOW INFORMATION

        The following table sets forth supplemental cash flow disclosures (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash paid for interest	$5,574	$7,920	$12,942
Cash paid for income taxes, net	$18,800	$25,285	$12,720

        For the year ended December 31, 2014, non-cash investing items included 10,203,010 shares of FTD common stock that were issued to Liberty as a portion of the purchase price for the Acquisition. Such shares were valued at $355.3 million based on the closing price on December 31, 2014, the Acquisition date.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Year ended December 31, 2014:
Revenues	$189,853	$168,094	$125,100	$157,466
Operating income	$15,526	$11,098	$3,923	$7,057
Net income	$9,620	$4,709	$4,614	$3,887
Basic earnings per common share	$0.50	$0.24	$0.24	$0.20
Diluted earnings per common share	$0.50	$0.24	$0.24	$0.19

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Year ended December 31, 2013:
Revenues	$190,283	$164,279	$118,527	$154,254
Operating income	$17,224	$11,934	$2,444	$2,064
Net income	$9,306	$5,469	$180	$(2,453)
Basic earnings per common share(a)	$0.50	$0.29	$0.01	$(0.13)
Diluted earnings per common share(a)	$0.50	$0.29	$0.01	$(0.13)

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FTD COMPANIES, INC.

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Charged to Other Accounts	Write-offs	Balance at End of Period
Allowance for doubtful accounts and sales allowances:
Year ended December 31, 2014	$8,757	$1,659	$367	$(1,792)	$8,991
Year ended December 31, 2013	$9,509	$1,548	$113	$(2,413)	$8,757
Year ended December 31, 2012	$8,565	$2,198	$466	$(1,720)	$9,509

	Balance at Beginning of Period	Tax Valuation Allowance Charged (Credited) to Income Tax Provision	Charged to Other Accounts	Balance at End of Period
Valuation allowance for deferred tax assets:
Year ended December 31, 2014	$3,612	$(3,612)	$—	$—
Year ended December 31, 2013	$7,985	$(4,373)	$—	$3,612
Year ended December 31, 2012	$6,743	$1,242	$—	$7,985