Form 10-Q
period 2015-03-31
FTD Companies, Inc.
filed 2015-05-08
CIK 1575360

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission file number 001-35901

FTD Companies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	32-0255852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3113 Woodcreek Drive, Downers Grove, Illinois (Address of principal executive offices)	60515 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        There were 28,618,947 shares of the Registrant's common stock outstanding at May 1, 2015.

FTD COMPANIES, INC.

INDEX TO FORM 10-Q

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$76,390	$95,595
Accounts receivable, net of allowances of $6,598 and $8,991 at March 31, 2015 and December 31, 2014, respectively	37,753	32,753
Inventories	29,732	28,342
Deferred tax assets, net	17,435	17,233
Prepaid expenses and other current assets	15,724	17,816

Total current assets	177,034	191,739
Property and equipment, net	70,991	63,607
Intangible assets, net	386,789	435,653
Goodwill	640,897	632,212
Other assets	28,913	29,402

Total assets	$1,304,624	$1,352,613

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$76,572	$70,301
Accrued liabilities	67,940	62,555
Accrued compensation	23,827	28,728
Deferred revenue	14,626	10,185
Income taxes payable	2,992	6,042
Current portion of long-term debt	20,000	20,000

Total current liabilities	205,957	197,811
Long-term debt	295,000	320,000
Deferred tax liabilities, net	138,537	149,834
Other liabilities	14,210	19,755

Total liabilities	653,704	687,400

Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, 5,000,000 shares, par value $0.0001, authorized; no shares issued and outstanding	—	—
Common stock, 60,000,000 shares, par value $0.0001, authorized; 28,960,905 and 29,193,037 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	3	3
Treasury stock, 331,084 and no shares at March 31, 2015 and December 31, 2014, respectively	(10,000)	—
Additional paid-in capital	666,665	666,338
Retained earnings	28,741	26,707
Accumulated other comprehensive loss	(34,489)	(27,835)

Total stockholders' equity	650,920	665,213

Total liabilities and stockholders' equity	$1,304,624	$1,352,613

The accompanying notes are an integral part of these
condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Quarter Ended March 31,
	2015	2014
Revenues:
Products	$331,739	$153,172
Services	36,042	36,681

Total revenues	367,781	189,853
Operating expenses:
Cost of revenues—products	231,509	118,353
Cost of revenues—services	4,916	5,136
Sales and marketing	76,412	30,528
General and administrative	33,135	15,898
Amortization of intangible assets	15,401	4,412
Restructuring and other exit costs	2,168	—

Total operating expenses	363,541	174,327

Operating income	4,240	15,526
Interest income	144	148
Interest expense	(2,452)	(1,386)
Other (expense) income, net	(11)	386

Income before income taxes	1,921	14,674
(Benefit) provision for income taxes	(113)	5,054

Net income	$2,034	$9,620

Earnings per common share:
Basic earnings per share	$0.07	$0.50

Diluted earnings per share	$0.07	$0.50

The accompanying notes are an integral part of these
condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Quarter Ended March 31,
	2015	2014
Net Income	$2,034	$9,620
Other comprehensive (loss) income:
Foreign currency translation	(6,638)	793
Cash flow hedges:
Changes in net losses on derivatives, net of tax of $(10) and $(146) for the quarters ended March 31, 2015 and 2014, respectively	(16)	(228)

Other comprehensive (loss) income	(6,654)	565

Comprehensive (loss) income	$(4,620)	$10,185

The accompanying notes are an integral part of these
condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited, in thousands except share amounts)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss
					Additional Paid-In Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amounts
Balance at December 31, 2014	29,193,037	$3	—	$—	$666,338	$(27,835)	$26,707	$665,213
Net income	—	—	—	—	—	—	2,034	2,034
Other comprehensive loss	—	—	—	—	—	(6,654)	—	(6,654)
Stock-based compensation	—	—	—	—	1,942	—	—	1,942
Tax benefits from equity awards	—	—	—	—	390	—	—	390
Vesting of restricted stock units and related repurchases of common stock	98,752	—	—	—	(2,012)	—	—	(2,012)
Repurchases of common stock	—	—	(331,084)	(10,000)	—	—	—	(10,000)
Exercise of stock options	200	—	—	—	7	—	—	7

Balance at March 31, 2015	29,291,989	$3	(331,084)	$(10,000)	$666,665	$(34,489)	$28,741	$650,920

The accompanying notes are an integral part of these
condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Quarter Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$2,034	$9,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,755	6,927
Stock-based compensation	1,942	1,662
Provision for doubtful accounts receivable	285	358
Accretion of discounts and amortization of deferred financing and debt issue costs	340	193
Deferred taxes, net	(4,833)	(1,908)
Excess tax benefits from equity awards	(390)	(327)
Other, net	52	(6)
Changes in operating assets and liabilities, net of Acquisition-related purchase accounting adjustments:
Accounts receivable, net	(4,439)	(7,428)
Inventories	(2,330)	2,235
Prepaid expenses and other assets	4,325	1,130
Accounts payable and accrued liabilities	125	(4,732)
Deferred revenue	4,487	1,965
Income taxes payable	2,579	5,910
Other liabilities	(2,991)	(84)

Net cash provided by operating activities	21,941	15,515

Cash flows from investing activities:
Purchases of property and equipment	(3,602)	(1,498)

Net cash used for investing activities	(3,602)	(1,498)

Cash flows from financing activities:
Payments on long-term debt	(25,000)	—
Repurchases of common stock	(12,012)	(1,167)
Excess tax benefits from equity awards	390	327
Proceeds from exercises of stock options	7	—

Net cash used for financing activities	(36,615)	(840)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(929)	(13)
Change in cash and cash equivalents	(19,205)	13,164
Cash and cash equivalents, beginning of period	95,595	48,162

Cash and cash equivalents, end of period	$76,390	$61,326

The accompanying notes are an integral part of these
condensed consolidated financial statements.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

        We are a premier floral and gifting company with a vision to be the leading and most trusted floral and gifting company in the world. Our mission is to inspire, support, and delight our customers when expressing life's most important sentiments. We provide floral, specialty foods, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. Our business uses the highly-recognized FTD®, Interflora® (both supported by the iconic Mercury Man logo), ProFlowers®, Shari's Berries®, and Personal Creations® brands. While we operate primarily in the United States ("U.S."), Canada, the United Kingdom ("U.K."), and the Republic of Ireland, we have worldwide presence as our Mercury Man logo is displayed in nearly 40,000 floral shops in approximately 150 countries. Our portfolio of brands also includes Flying Flowers, Flowers Direct, and Drake Algar in the U.K., and Cherry Moon Farms®, Gifts.com™, and Sincerely™ in the U.S. While floral arrangements and plants are our primary offerings, we also market and sell gift items, including gourmet-dipped berries, chocolate dip delights™ and other sweets, personalized gifts, premium fresh fruits, gift baskets, wine and champagne, jewelry and spa products.

        FTD Group, Inc. ("FTD Group") is a wholly-owned subsidiary of FTD Companies, Inc. and has as its principal operating subsidiaries, Florists' Transworld Delivery, Inc., FTD.COM Inc. ("FTD.COM"), Interflora British Unit ("Interflora"), and Provide Commerce, Inc. The operations of the Company include those of its subsidiary, Interflora, Inc., of which one-third is owned by an outside third party. The minority interest related to Interflora, Inc. is not material for separate presentation. The Company's corporate headquarters is located in Downers Grove, Illinois. The Company also maintains offices in San Diego, California; Woodridge, Illinois; Centerbrook, Connecticut; Medford, Oregon; Sleaford, England; Quebec, Canada; and Hyderabad, India; and distribution centers in various locations throughout the U.S.

Acquisition of Provide Commerce, Inc.

        On December 31, 2014, the Company acquired from a wholly-owned subsidiary of Liberty Interactive Corporation ("Liberty") all of the issued and outstanding shares of common stock of Provide Commerce, Inc., an indirect wholly-owned subsidiary of Liberty ("Provide Commerce"), for a purchase price consisting of (i) cash consideration of $106.6 million, excluding acquired cash on hand of $38.1 million and a post-closing working capital adjustment of $9.9 million, and (ii) 10,203,010 shares of FTD common stock, representing approximately 35% of the issued and outstanding shares of FTD common stock (the "Acquisition"). In April 2015, FTD made a payment to Liberty in full satisfaction of the post-closing working capital adjustment. Upon the closing of the Acquisition, Provide Commerce became an indirect wholly-owned subsidiary of FTD (see Note 2).

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

such financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial position and operating results for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for any future periods. The condensed consolidated balance sheet information at December 31, 2014, was derived from the Company's audited consolidated financial statements, included in the Company's Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 2014, but does not include all of the disclosures required by GAAP.

        The condensed consolidated financial statements reflect the historical financial position, results of operations, and cash flows of the Company. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make accounting policy elections, estimates, and assumptions that affect a number of reported amounts and related disclosures in the condensed consolidated financial statements. Management bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results could differ from those estimates and assumptions. The most significant areas of the condensed consolidated financial statements that require management's judgment include the Company's revenue recognition, goodwill, indefinite-lived intangible assets and other long-lived assets, allowance for doubtful accounts, income taxes, software capitalization, legal contingencies, and preliminary estimates of fair values of assets acquired and liabilities assumed with the Acquisition.

        These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2014.

"Emerging Growth Company" Reporting Requirements

        The Company qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act. As an "emerging growth company," the Company has elected to take advantage of the extended transition period for complying with new or revised accounting standards until such standards are also applicable to private companies. As a result of this election, the Company's consolidated financial statements may not be comparable to companies that comply with non-emerging growth companies' effective dates for such new or revised standards. Further, as a result of the Acquisition, the Company anticipates that it will no longer qualify as an "emerging growth company" as of December 31, 2015.

Accounting Policies

        Refer to the Company's audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2014, for a discussion of the Company's accounting policies.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Recent Accounting Pronouncements

        In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, as codified in FASB Accounting Standards Codification ("ASC") 740. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU were effective for the Company beginning January 1, 2015. The amendments were applied prospectively to all unrecognized tax benefits that existed at the effective date. This update did not have a material impact on the Company's consolidated financial statements.

        In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The amendments in this ASU affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The amendments in this ASU require an entity to recognize revenue related to the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Tentatively, the amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2017. Adoption is permitted for fiscal years and interim periods beginning after December 15, 2016. The Company is currently assessing the impact of this update on its consolidated financial statements.

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

        In April 2015, FASB issued ASU No. 2015-03, Interest—Imputation of Interest, which simplifies the presentation of debt issuance costs by requiring debt issuance costs related to a debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2015. The amendments should be applied on a

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

retrospective basis. The Company expects that this update will reduce both other assets and the outstanding debt balance by approximately $6 million as of March 31, 2015.

2. ACQUISITION

Acquisition of Provide Commerce

        On December 31, 2014, the Company acquired all of the issued and outstanding shares of common stock of Provide Commerce from Liberty. Provide Commerce's portfolio of brands primarily includes ProFlowers and ProPlants for fresh-cut flowers, floral arrangements, and plants; Shari's Berries for gourmet-dipped berries and other products; Personal Creations for personalized gifts; Cherry Moon Farms for premium fresh fruits; and Sincerely for mobile gifting applications. The Acquisition expands the breadth of the Company's brand by combining two complementary businesses to offer customers a greater variety of floral and gifting products and an enhanced shopping experience and is expected to generate significant cost synergies. The Company believes that these factors support the estimated amount of goodwill related to the Acquisition.

        The purchase price consisted of (i) cash consideration of $106.6 million excluding acquired cash on hand of $38.1 million and a post-closing working capital adjustment of $9.9 million, and (ii) 10,203,010 shares of FTD common stock, representing approximately 35% of the issued and outstanding shares of FTD common stock. The FTD common stock was valued at $34.82 per share, the closing price on December 31, 2014, the date of the Acquisition, for purposes of determining the purchase price. In April 2015, FTD made a payment to Liberty in full satisfaction of the post-closing working capital adjustment. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on management's preliminary estimates of their respective fair values as of the closing date of the Acquisition. During the quarter ended March 31, 2015, the Company revised certain of its preliminary estimates of fair value, which changes were not considered material. The Company believes that the preliminary fair values assigned to the assets acquired and the liabilities assumed were based on reasonable assumptions, however, additional information is needed in order to determine the final fair values. The following table summarizes the preliminary estimates of fair value of the assets

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. ACQUISITION (Continued)

acquired and liabilities assumed, including the effects of immaterial adjustments to the preliminary purchase price allocation (in thousands):

Preliminary Estimate of Fair Value
Net liabilities assumed:
Cash	$38,081
Accounts receivable	8,215
Inventories	18,909
Prepaid expenses	11,550
Other assets	14,931
Property and equipment	43,500
Accounts payable and accrued liabilities	(82,186)
Deferred tax liabilities, net	(86,402)
Other liabilities	(13,754)

Total net liabilities assumed	(47,156)

Intangible assets acquired:
Trademarks and trade names	119,400
Customer contracts and relationships	91,100
Complete technology	36,300

Total intangible assets acquired	246,800

Goodwill	310,257

Total purchase price	$509,901

        The acquired intangibles are being amortized on a straight-line basis over their estimated useful lives, which range from two to fifteen years. The goodwill acquired in the Acquisition is not deductible for federal tax purposes.

        The following unaudited pro forma information presents the consolidated results of operations of the Company as if the Acquisition had occurred as of January 1, 2013. The unaudited pro forma consolidated financial information is provided for illustrative purposes only and does not purport to present what the actual results of operations would have been had the transaction actually occurred on the date indicated, nor does it purport to represent results of operations for any future period. The information does not reflect any cost savings or other benefits that may be obtained through anticipated synergies as a result of the Acquisition.

(in thousands, except per share amounts)	For the Quarter Ended March 31, 2014
Revenues	$381,908
Net income	$1,513
Basic and diluted earnings per share	$0.05

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. SEGMENT INFORMATION

        Prior to the Acquisition, the Company reported its business operations in three operating and reportable segments: Consumer, Florist and International. As a result of the Acquisition, the Company began reporting its business in four operating and reportable segments: Consumer, Florist, International, and Provide Commerce. As the Acquisition was completed on December 31, 2014, no results of operations of Provide Commerce were included in the Company's consolidated statement of operations for the quarter ended March 31, 2014.

        Below is a reconciliation of segment revenues to consolidated revenues (in thousands):

	Quarter Ended March 31,
	2015	2014
Products revenues:
Consumer	$88,070	$87,616
Florist	16,383	16,275
International	48,754	54,067
Provide Commerce	183,236	—

Segment products revenues	$336,443	$157,958
Services revenues:
Florist	$29,621	$29,835
International	6,502	6,930

Segment services revenues	$36,123	$36,765
Intersegment eliminations	(4,785)	(4,870)

Consolidated revenues	$367,781	$189,853

        Intersegment revenues represent amounts charged from one segment to the other for services provided based on order volume at a set rate per order. Intersegment revenues by segment were as follows (in thousands):

	Quarter Ended March 31,
	2015	2014
Intersegment revenues:
Consumer	$(4,704)	$(4,786)
Florist	(81)	(84)

Total intersegment revenues	$(4,785)	$(4,870)

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. SEGMENT INFORMATION (Continued)

        Below is a reconciliation of segment operating income to consolidated operating income and income before income taxes (in thousands):

	Quarter Ended March 31,
	2015	2014
Segment operating income(a):
Consumer	$7,470	$8,090
Florist	14,147	13,168
International	7,977	8,034
Provide Commerce	8,912	—

Total segment operating income	38,506	29,292
Unallocated expenses(b)	(13,511)	(6,839)
Depreciation expense and amortization of intangible assets	(20,755)	(6,927)

Operating income	4,240	15,526
Interest expense, net	(2,308)	(1,238)
Other (expense) income, net	(11)	386

Income before income taxes	$1,921	$14,674

(a)
Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges or gains, transaction and integration-related costs, and restructuring and other exit costs. Stock-based compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income (expense).

(b)
Unallocated expenses include various corporate costs, such as corporate finance, legal, and human resources costs. In addition, unallocated expenses include stock-based compensation for all eligible Company employees, restructuring and other exit costs, transaction and integration-related costs, and litigation and dispute settlement charges or gains.

        Geographic revenues to external customers were as follows for the periods presented (in thousands):

	Quarter Ended March 31,
	2015	2014
U.S.	$312,525	$128,856
U.K.	55,256	60,997

Consolidated revenues	$367,781	$189,853

        Assets and liabilities are reviewed at the consolidated level by management. Segment assets are not reported to, or used by, the Company's chief operating decision maker to allocate resources to or assess performance of the segments, and therefore, total segment assets have not been disclosed.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. SEGMENT INFORMATION (Continued)

Geographic information for long-lived assets, consisting of amortizable intangible assets, property and equipment and other non-current assets, was as follows (in thousands):

	March 31, 2015	December 31, 2014
U.S.	$324,280	$272,659
U.K.	7,953	8,335

Total long-lived assets	$332,233	$280,994

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

        Credit quality of financing receivables was as follows (in thousands):

	March 31, 2015	December 31, 2014
Current	$10,719	$10,913
Past due	1,467	3,268

Total	$12,186	$14,181

        The aging of past due financing receivables was as follows (in thousands):

	March 31, 2015	December 31, 2014
Current	$10,719	$10,913
Past due:
1 - 150 days past due	145	147
151 - 364 days past due	212	163
365 - 730 days past due	197	244
731 or more days past due	913	2,714

Total	$12,186	$14,181

        Financing receivables on nonaccrual status at March 31, 2015 and December 31, 2014 totaled $1.5 million and $3.3 million, respectively.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. BALANCE SHEET COMPONENTS (Continued)

        The allowance for credit losses and the recorded investment in financing receivables were as follows (in thousands):

	Quarter Ended March 31,
	2015	2014
Allowance for credit losses:
Balance at January 1	$3,200	$3,213
Provision	87	27
Write-offs charged against allowance	(1,905)	(21)

Balance at March 31	$1,382	$3,219

Ending balance collectively evaluated for impairment	$1,365	$3,218

Ending balance individually evaluated for impairment	$17	$1

Recorded investments in financing receivables:
Balance collectively evaluated for impairment	$1,493	$3,335

Balance individually evaluated for impairment	$10,693	$11,377

        Individually evaluated impaired loans, including the recorded investment in such loans, the unpaid principal balance and the allowance related to such loans, each totaled less than $0.1 million at both March 31, 2015 and December 31, 2014. The average recorded investment in such loans was less than $0.1 million in each of the quarters ended March 31, 2015 and 2014. Interest income recognized on impaired loans was less than $0.1 million in each of the quarters ended March 31, 2015 and 2014.

Property and Equipment

        Property and equipment consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Land and improvements	$1,602	$1,614
Buildings and improvements	16,112	16,203
Leasehold improvements	19,070	16,092
Computer equipment	29,567	27,144
Computer software	40,716	38,409
Furniture and fixtures	17,235	12,705

	124,302	112,167
Accumulated depreciation	(53,311)	(48,560)

Total	$70,991	$63,607

        Depreciation expense, including the amortization of leasehold improvements, was $5.4 million and $2.5 million for the quarters ended March 31, 2015 and 2014, respectively.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. TRANSACTIONS WITH RELATED PARTIES

Transactions with Liberty

        As a result of the Acquisition, Liberty owns approximately 35% of the issued and outstanding shares of FTD common stock. FTD and Liberty entered into an Investor Rights Agreement, which governs certain rights of and restrictions on Liberty in connection with the shares of FTD common stock that Liberty owns as a result of the Acquisition. In addition, Provide Commerce and Liberty entered into a services agreement (the "Services Agreement"), under which Provide Commerce, on a short-term transitional basis, has provided Liberty with certain support service and other assistance after the Acquisition in respect of the RedEnvelope business, which was not acquired by FTD as part of the Acquisition. Fees of $0.3 million were earned during the quarter ended March 31, 2015 and were billed to Liberty in April 2015. On April 1, 2015, Provide Commerce and Liberty entered into an amendment to the Services Agreement to extend the term of the Services Agreement to June 30, 2015.

        The Acquisition purchase price was subject to adjustment based upon the final closing working capital, which adjustment was determined to be $9.9 million. The Company's consolidated balance sheet at March 31, 2015 reflects an accrual for such purchase price adjustment. In April 2015, FTD made a payment to Liberty in full satisfaction of this adjustment.

        On April 30, 2015, the Company, through a wholly-owned subsidiary, entered into a Purchase and Sale Agreement with an indirect wholly-owned subsidiary of Liberty, pursuant to which the Company acquired certain residual assets previously used by Liberty in the online e-commerce business operated under the trade name of RedEnvelope for a cash purchase price of $250,000.

The I.S. Group Limited

        Interflora holds a 20.4% investment in The I.S. Group Limited ("I.S. Group"), which totaled $1.7 million at both March 31, 2015 and December 31, 2014 and is included in other assets in the condensed consolidated balance sheets. The share of equity earnings was not material for separate presentation in these condensed consolidated financial statements. I.S. Group supplies floral-related products to Interflora's floral network members in both the U.K. and the Republic of Ireland as well as to other customers. Interflora derives revenues from I.S. Group from (i) the sale of products (sourced from third-party suppliers) to I.S. Group for which revenue is recognized on a gross basis, (ii) commissions on products sold by I.S. Group (sourced from third-party suppliers) to floral network members, and (iii) commissions for acting as a collection agent on behalf of I.S. Group. Revenues related to products sold to and commissions earned from I.S. Group were $0.9 million and $1.0 million in the quarters ended March 31, 2015 and 2014, respectively. In addition, Interflora purchases products from I.S. Group for sale to consumers. The cost of revenues related to products purchased from I.S. Group was $0.2 million and less than $0.1 million in the quarters ended March 31, 2015 and 2014, respectively. Amounts due from I.S. Group were $0.6 million and $0.5 million at March 31, 2015 and December 31, 2014, respectively, and amounts payable to I.S. Group were $2.1 million and $1.5 million at March 31, 2015 and December 31, 2014, respectively.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. GOODWILL, INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS

Goodwill

        The changes in the net carrying amount of goodwill for the quarter ended March 31, 2015 were as follows (in thousands):

	Consumer	Florist	International	Provide Commerce	Total
Goodwill at December 31, 2014	$133,226	$109,651	$92,259	$297,076	$632,212
Foreign currency translation	—	—	(4,496)	—	(4,496)
Provide Commerce acquisition(a)	—	—	—	13,181	13,181

Goodwill at March 31, 2015	$133,226	$109,651	$87,763	$310,257	$640,897

(a)
Adjustments to goodwill include immaterial revisions to preliminary fair value amounts and the final working capital adjustment, which were recorded during the quarter ended March 31, 2015.

        In 2008, the Company recorded an impairment charge of $116.3 million. The table above reflects the Company's goodwill balances net of this accumulated impairment charge. The gross goodwill balance was $757.2 million at March 31, 2015.

Intangible Assets

        Intangible assets are primarily related to the acquisition of Provide Commerce in December 2014 and the acquisition of the Company by United Online in August 2008 and consist of the following (in thousands):

	March 31, 2015			December 31, 2014
	Gross Value	Accumulated Amortization	Net	Gross Value	Accumulated Amortization	Net
Complete technology	$77,528	$(43,008)	$34,520	$77,847	$(41,480)	$36,367
Customer contracts and relationships	195,313	(115,500)	79,813	199,271	(104,972)	94,299
Trademarks and trade names	274,779	(2,323)	272,456	305,245	(258)	304,987

Total	$547,620	$(160,831)	$386,789	$582,363	$(146,710)	$435,653

        Some of the Company's trademarks and trade names are indefinite-lived for which there is no associated amortization expense or accumulated amortization. At March 31, 2015 and December 31, 2014, such indefinite-lived assets, after impairment and foreign currency translation adjustments, totaled $154.5 million and $247.5 million, respectively. Included in the above intangible assets are $36.3 million of complete technology, $91.1 million of customer contracts and relationships, and $119.4 million of trademarks and trade names acquired in connection with the Acquisition, which are based on preliminary fair value estimates. During the quarter ended March 31, 2015, the Company revised certain of its preliminary estimates of fair value and useful lives. These changes were not material and have been fully reflected in the statement of operations for the quarter ended March 31, 2015.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. GOODWILL, INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS (Continued)

        Estimated future intangible assets amortization expense for each of the next five years and thereafter, was as follows (in thousands):

2015 (remainder of year)	$45,937
2016	61,160
2017	15,273
2018	15,272
2019	15,272
Thereafter	79,414

Total	$232,328

7. FINANCING ARRANGEMENTS

Amended and Restated Credit Agreement

        On July 17, 2013, FTD Companies, Inc. entered into a credit agreement (the "2013 Credit Agreement") with Interflora, certain wholly-owned domestic subsidiaries of FTD Companies, Inc. party thereto as guarantors, the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of America, N.A., as administrative agent (in such capacity, the "Administrative Agent"), which provided for a $350 million five-year revolving credit facility. On July 17, 2013, FTD Companies, Inc. drew $220 million of the new $350 million revolving credit facility and used this, together with approximately $19 million of its existing cash balance, to repay amounts outstanding under its previous credit facility in full and to pay fees and expenses related to the 2013 Credit Agreement.

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

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. FINANCING ARRANGEMENTS (Continued)

        The interest rates applicable to borrowings under the Amended and Restated Credit Agreement are based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to the Company's net leverage ratio. At March 31, 2015, the base rate margin was 1.0% per annum and the LIBOR margin was 2.0% per annum. In addition, the Company pays a commitment fee ranging from 0.20% per annum to 0.40% per annum on the unused portion of the revolving credit facility. The interest rates (based on LIBOR) at March 31, 2015 under the term loan and the revolving credit facility were 2.28% and 2.18%, respectively. The commitment fee rate at March 31, 2015 was 0.30%. The Amended and Restated Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, that, among other things, require the Company to maintain compliance with a maximum net leverage ratio and a minimum consolidated fixed charge coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, and asset sales, and the Company's ability to incur additional debt and additional liens.

        The term loan is subject to amortization payments of $5 million per quarter and customary mandatory prepayments under certain conditions. In addition, during the quarter ended March 31, 2015, the Company paid down $20 million of the amounts outstanding under the revolving credit facility. The outstanding balance of the term loan and all amounts outstanding under the revolving credit facility are due upon maturity in September 2019. The future minimum principal payments through the maturity date of the Amended and Restated Credit Agreement were as follows for each of the next five years (in thousands):

2015 (remainder of year)	$15,000
2016	20,000
2017	20,000
2018	20,000
2019	240,000

Total	$315,000

        At March 31, 2015, the remaining borrowing capacity under the Amended and Restated Credit Agreement, which was reduced by $2.3 million in outstanding letters of credit, was $227.7 million. The changes in the Company's debt balances for the quarter ended March 31, 2015 were as follows (in thousands):

	Balance at December 31, 2014	Repayments of Debt	Balance at March 31, 2015
Amended and Restated Credit Agreement:
Revolving Credit Facility	$140,000	$(20,000)	$120,000
Term Loan	200,000	(5,000)	195,000

Total	$340,000	$(25,000)	$315,000

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. DERIVATIVE INSTRUMENTS

        In March 2012, the Company entered into forward starting interest rate cap instruments based on 3-month LIBOR, effective January 2015 through June 2018. The forward starting interest rate cap instruments have aggregated notional values totaling $130 million. The interest rate cap instruments are designated as cash flow hedges against expected future cash flows attributable to future 3-month LIBOR interest payments on a portion of the outstanding borrowings under the Company's Amended and Restated Credit Agreement. The gains or losses on the instruments are reported in other comprehensive income to the extent that they are effective and are reclassified into earnings when the cash flows attributable to 3-month LIBOR interest payments are recognized in earnings.

        The estimated fair values and notional values of outstanding derivative instruments at March 31, 2015 and December 31, 2014 were as follows (in thousands):

		Estimated Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
	Balance Sheet Location	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Derivative Assets:
Interest rate caps	Other assets	$225	$370	$130,000	$130,000

        The Company recognized the following losses from derivatives, before tax, in other comprehensive income (loss) (in thousands):

	Quarter Ended March 31,
	2015	2014
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate caps	$(144)	$(374)

        The effective portion, before tax effect, of the Company's interest rate caps designated as cash flow hedging instruments was $1.6 million and $1.5 million at March 31, 2015 and December 31, 2014, respectively, $0.5 million of which was expected to be reclassified from accumulated other comprehensive loss into interest expense in the consolidated statements of operations within the next twelve months. During the quarter ended March 31, 2015, $0.1 million was reclassified from accumulated other comprehensive loss into interest expense in the condensed consolidated statements of operations. No amounts were reclassified out of accumulated other comprehensive loss during the quarter ended March 31, 2014.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. FAIR VALUE MEASUREMENTS

        The following table presents estimated fair values of financial assets and liabilities and derivative instruments that were required to be measured at fair value on a recurring basis (in thousands):

	March 31, 2015			December 31, 2014
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Money market funds	$37,310	$36,965	$345	$56,595	$55,350	$1,245
Derivative assets	225	—	225	370	—	370

Total	$37,535	$36,965	$570	$56,965	$55,350	$1,615

Liabilities:
Non-qualified deferred compensation plan	$9,649	$—	$9,649	$11,617	$—	$11,617

Total	$9,649	$—	$9,649	$11,617	$—	$11,617

        Provide Commerce has an executive deferred compensation plan for key management level employees in which the employees may elect to defer receipt of current compensation. This plan is intended to be an unfunded, non-qualified deferred compensation plan that complies with the provisions of section 409A of the Internal Revenue Code. At the time of the Acquisition, contributions to the plan were suspended except those relating to any compensation earned but not yet paid as of the date of the Acquisition. The plan assets, which consist primarily of life insurance contracts recorded at their cash surrender value, were $12.6 million and $12.5 million at March 31, 2015 and December 31, 2014, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets.

        The Company estimated the fair value of its long-term debt using a discounted cash flow approach that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimated credit spread. At March 31, 2015, the Company estimated its credit spread as 1.8% and 2.5% for the term loan and revolving credit facility, respectively, resulting in yield-to-maturity estimates for the term loan and revolving credit facility of 3.1% and 3.7%, respectively. At December 31, 2014, the Company estimated its credit spread as 2.0% and 2.6% for the term loan and revolving credit facility, respectively, resulting in yield-to-maturity estimates for the term loan and revolving credit facility of 3.6% and 4.2%, respectively. The table below summarizes the carrying amounts and estimated fair values for long-term debt (in thousands):

	March 31, 2015		December 31, 2014
		Estimated Fair Value		Estimated Fair Value
	Carrying Amount		Carrying Amount
		Level 2		Level 2
Long-term debt, including current portion	$315,000	$314,849	$340,000	$338,223

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. FAIR VALUE MEASUREMENTS (Continued)

        Fair value approximates the carrying amount of financing receivables because such receivables are discounted at a rate comparable to market. Fair values of cash and cash equivalents, short-term accounts receivable, accounts payable, and accrued liabilities approximate their carrying amounts because of their short-term nature.

10. STOCKHOLDERS' EQUITY

Common Stock Repurchases

        On February 27, 2014, the Company's board of directors authorized a common stock repurchase program (the "Repurchase Program") that allows FTD Companies, Inc. to repurchase up to $50 million of its common stock from time to time over a two-year period in both open market and privately negotiated transactions. Repurchased shares generally will be held in treasury pending use for general corporate purposes, including issuances under various employee and director stock plans. No purchases were made under the Repurchase Program prior to 2015. As of March 31, 2015, the Company has repurchased 331,084 shares under the Repurchase Program at an average cost per share of $30.20. In addition, during April 2015, the Company repurchased an additional 341,958 shares under the Repurchase Program at an average cost per share of $29.24.

        Upon vesting of RSUs or exercise of stock options, the Company does not collect the minimum statutory withholding taxes in cash from employees. Instead, the Company automatically withholds, from the RSUs that vest or stock options exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock but are not considered repurchases under the Repurchase Program. The Company then pays the minimum statutory withholding taxes in cash. During the quarter ended March 31, 2015, 157,537 RSUs vested for which 58,785 shares were withheld to cover the minimum statutory withholding taxes of $2.0 million.

11. INCENTIVE COMPENSATION PLANS

        The FTD Companies, Inc. Amended and Restated 2013 Incentive Compensation Plan (the "2013 Plan") authorizes the granting of awards to employees and non-employee directors, including stock options, stock appreciation rights, restricted stock units ("RSUs") and other stock-based awards. Under the 2013 Plan, 1.6 million shares of FTD common stock have been reserved for issuance of awards. At March 31, 2015, the Company had less than 0.1 million shares available for issuance under the 2013 Plan.

        On March 9, 2015, the Company granted RSUs to certain employees totaling 0.3 million shares. The RSUs granted will generally vest in four equal annual installments beginning on February 15, 2016. The RSUs were granted with an exercise price of $34.44, the market value of the underlying stock on the grant date.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. INCENTIVE COMPENSATION PLANS (Continued)

        The following table summarizes the non-cash stock-based compensation incurred under the 2013 Plan for the quarters ended March 31, 2015 and 2014, respectively, that has been included in the condensed consolidated statements of operations (in thousands):

	Quarter Ended March 31,
	2015	2014
Cost of revenues	$15	$33
Sales and marketing	457	516
General and administrative	1,470	1,113

Total stock-based compensation	$1,942	$1,662

12. INCOME TAXES

        During the quarter ended March 31, 2015, the Company recorded a tax benefit of $0.1 million on pre-tax income of $1.9 million, compared to a tax provision of $5.1 million on pre-tax income of $14.7 million for the quarter ended March 31, 2014. The effective tax rate decreased primarily due to a decrease in income earned in a higher rate jurisdiction as well as a reduction in the statutory tax rate in a foreign jurisdiction.

13. EARNINGS PER SHARE

        Certain of the Company's RSUs are considered participating securities because they contain a non-forfeitable right to dividends irrespective of whether dividends are actually declared or paid or the awards ultimately vest. Accordingly, the Company computes earnings per share pursuant to the two-class method in accordance with ASC 260, Earnings Per Share.

        The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Quarter Ended March 31,
	2015	2014
Numerator:
Net income	$2,034	$9,620
Income allocated to participating securities	(32)	(203)

Net income attributable to common stockholders	$2,002	$9,417

Denominator:
Basic average common shares outstanding	29,217,246	18,876,959

Add: Dilutive effect of non-participating securities	66,574	53,064

Diluted average common shares outstanding	29,283,820	18,930,023

Basic earnings per common share	$0.07	$0.50

Diluted earnings per common share	$0.07	$0.50

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. EARNINGS PER SHARE (Continued)

        In connection with the Acquisition, the Company issued 10,203,010 shares of FTD common stock to Liberty. The diluted earnings per common share computations exclude stock options and RSUs which are antidilutive. Weighted-average antidilutive shares for the quarter ended March 31, 2015 were 0.3 million.

14. RESTRUCTURING AND OTHER EXIT COSTS

        Restructuring and other exit costs were as follows (in thousands):

Accrued restructuring and other exit costs as of December 31, 2014	$2,144
Restructuring and other exit costs	2,168
Cash paid for restructuring and other exit costs	(18)

Accrued restructuring and other exit costs as of March 31, 2015	$4,294

        During the quarter ended March 31, 2015, the Company incurred restructuring and other exit costs of $2.2 million primarily related to severance, lease termination costs related to the shutdown of certain of the Provide Commerce developing businesses, as well as other headcount reductions related to the integration of the Provide Commerce and legacy FTD businesses. The Company paid $0.1 million of restructuring and other exit costs during the quarter ended March 31, 2014.

15. CONTINGENCIES—LEGAL MATTERS

        In 2010, FTD.COM and Classmates, Inc. (a wholly-owned subsidiary of United Online) received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that consists of the Attorneys General for the following states: Alabama, Alaska, Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, Nebraska, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, Texas, Vermont, Washington, and Wisconsin. The primary focus of the inquiry concerns certain post transaction sales practices in which these companies previously engaged with certain third party vendors. In the second quarter of 2012, FTD.COM and Classmates, Inc. received an offer of settlement from the Multistate Work Group consisting of certain injunctive relief and the consideration of two areas of monetary relief: (1) restitution to consumers and (2) a $20 million payment by these companies for the violations alleged by the Multistate Work Group and to reimburse the Multistate Work Group for its investigation costs. FTD.COM and Classmates, Inc. rejected the Multistate Work Group's offer. FTD.COM and Classmates, Inc. have since had ongoing discussions with the Multistate Work Group regarding a negotiated resolution, with the most recent proposal made by the companies on December 23, 2014 to resolve the matter without admitting liability by making a settlement payment in an aggregate amount of $8 million relating to both companies and $2.5 million restitution by Classmates, Inc. to a group of purchasers of its subscription services. On January 15, 2015, the Multistate Work Group responded to the companies' December 23, 2014 offer with a counter offer seeking a payment from FTD.COM and Classmates, Inc. of $8 million and restitution from Classmates, Inc. of $3 million. In March 2015, FTD.COM and Classmates, Inc. accepted the Multistate Work Group's latest counter offer. The settlement remains subject to final documentation and court approval in each of the States listed above.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. CONTINGENCIES—LEGAL MATTERS (Continued)

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

        The Separation and Distribution Agreement which was executed between FTD and United Online in connection with the Company's November 2013 separation from United Online ("the Separation") provides United Online with the right to control the litigation and settlement of certain litigation matters that relate to United Online, its predecessors and its consolidated subsidiaries and the Company, its predecessors and its consolidated subsidiaries, and which were asserted before the Separation, as well as specified litigation matters which are asserted after the Separation. These matters include the ongoing matters relating to the Company's former post-transaction sales practices or other current or former business practices described above. The Separation and Distribution Agreement also provides for the allocation of liabilities and expenses between United Online and the Company with respect to these matters. It also establishes procedures with respect to claims subject to indemnification, insurance claims, and related matters. The Company and United Online may not prevail in existing or future claims and any judgments against the Company, or settlement or resolution of such claims may involve the payment of significant sums, including damages, fines, penalties, or assessments, or changes to the Company's business practices.

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

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. CONTINGENCIES—LEGAL MATTERS (Continued)

        Commencing on August 19, 2009, the first of a series of consumer class action lawsuits was brought against Provide Commerce, Inc. and co-defendant Regent Group, Inc. d/b/a Encore Marketing International ("EMI"). These cases were ultimately consolidated during the next three years into Case No. 09 CV 2094 in the United States District Court for the Southern District of California under the title In re EasySaver Rewards Litigation. Plaintiffs' claims arise from their online enrollment in subscription based membership programs known as EasySaver Rewards, RedEnvelope Rewards, and Preferred Buyers Pass (collectively the "Membership Programs"). Plaintiffs claim that after they ordered items from certain of Provide Commerce's websites, they were presented with an offer to enroll in one of the Membership Programs, each of which is offered and administered by EMI. Plaintiffs purport to represent a putative nationwide class of consumers allegedly damaged by Provide Commerce's purported unauthorized or otherwise allegedly improper transferring of the putative class members' billing information to EMI, who then posted allegedly unauthorized charges to their credit or debit card accounts for membership fees for the Membership Programs. On February 22, 2010, Provide Commerce and EMI respectively filed motions to dismiss. On August 13, 2010, the court entered an order granting in part and denying in part the motions. Between August 13, 2010 and December 2011, plaintiffs filed various amended complaints and added or dismissed certain named plaintiffs. Plaintiffs filed the fourth amended complaint on December 14, 2011. The fourth amended complaint is the operative complaint. Plaintiffs assert ten claims against Provide Commerce and EMI in the fourth amended complaint: (1) breach of contract (against Provide Commerce only); (2) breach of contract (against EMI only); (3) breach of implied covenant of good faith and fair dealing; (4) fraud; (5) violations of the California Consumers Legal Remedies Act; (6) unjust enrichment; (7) violation of the Electronic Funds Transfer Act (against EMI only); (8) invasion of privacy; (9) negligence; and (10) violations of the Unfair Competition Law. Plaintiffs assert their claims individually and on behalf of a putative nationwide class. Plaintiffs sought damages, attorneys' fees, and costs. Provide Commerce and EMI filed motions to dismiss the claims of plaintiffs Lawler, Walters, Cox, and Dickey on January 24, 2012. The motions to dismiss were fully briefed as of February 23, 2012, but the court had not yet conducted a hearing or ruled on the motions. The parties participated in numerous settlement conferences and mediations throughout the case in an effort to resolve this matter. On April 9, 2012, the parties reached an agreement on the high level terms of a settlement, conditioned on the parties negotiating and executing a complete written agreement. In the weeks following April 9, 2012, the parties negotiated a formal written settlement agreement ("Settlement"). Upon reaching the Settlement, the hearing on the motions to dismiss was vacated, and Provide Commerce and EMI have not answered the fourth amended complaint in light of the Settlement. The court granted the plaintiffs' unopposed motion for preliminary approval of the Settlement on June 13, 2012. After notice to the class and briefing by the parties, the court conducted a final approval hearing (also known as a fairness hearing) on January 28, 2013, and took the matter under submission at the conclusion of the hearing. On February 4, 2013, the court entered its final order approving class action settlement, granting plaintiffs' motion for attorneys' fees, costs, and incentive awards, and overruling objections filed by a single objector to the Settlement. The court entered judgment on the settlement on February 21, 2013. The objector filed a notice of appeal with the Ninth Circuit Court of Appeals on March 4, 2013. After the completion of briefing, the Ninth Circuit set oral argument on the appeal for February 2, 2015. But on January 29, 2015, the Ninth Circuit entered an order deferring argument and resolution of the appeal pending the Ninth Circuit's decision in a matter captioned Frank v. Netflix, No. 12 15705+. The Ninth Circuit issued its opinion in Frank v. Netflix, No. 12 15705+ on February 27, 2015, affirming the

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. CONTINGENCIES—LEGAL MATTERS (Continued)

district court's approval of a settlement between Walmart and a class of Netflix DVD subscribers. On March 19, 2015, the Ninth Circuit entered an order vacating the judgment in this matter and remanding it to the district court for further proceedings consistent with Frank v. Netflix. The Ninth Circuit's mandate issued on April 14, 2015, and the matter is now pending before the district court to consider final approval of the Settlement in light of Frank v. Netflix. On April 23, 2015, the district court entered an order reopening the case and ordering the parties to jointly submit a memorandum summarizing the import of the Frank v. Netflix decision and stating their intentions going forward. On May 4, 2015, such memorandum was filed by the parties and the objector also filed his own memorandum regarding these same topics on such date. The issue of whether the Settlement should receive final approval presently remains pending before the district court.

        The Company records a liability when it believes that it is both probable that a loss has been incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate, (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At both March 31, 2015 and December 31, 2014, the Company had reserves totaling $5.4 million for estimated losses related to certain legal matters. With respect to other legal matters, the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

16. SUPPLEMENTAL CASH FLOW INFORMATION

        The following table sets forth supplemental cash flow disclosures (in thousands):

	Quarter Ended March 31,
	2015	2014
Cash paid for interest	$2,156	$1,204
Cash paid for income taxes, net	$1,849	$1,533

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a premier floral and gifting company with a vision to be the leading and most trusted floral and gifting company in the world. Our mission is to inspire, support, and delight our customers when expressing life's most important sentiments. We provide floral, specialty foods, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. Our business uses the highly-recognized FTD®, Interflora® (both supported by the iconic Mercury Man logo). ProFlowers®, Shari's Berries®, and Personal Creations® brands. While we operate primarily in the United States ("U.S."), Canada, the United Kingdom ("U.K."), and the Republic of Ireland, we have worldwide presence as our Mercury Man logo is displayed in nearly 40,000 floral shops in approximately 150 countries. Our portfolio of brands also includes Flying Flowers, Flowers Direct, and Drake Algar in the U.K., and Cherry Moon Farms®, Gifts.com™, and Sincerely™ in the U.S. While floral arrangements and plants are our primary offerings, we also market and sell gift items, including gourmet-dipped berries, chocolate dip delights™ and other sweets, personalized gifts, premium fresh fruits, gift baskets, wine and champagne, jewelry and spa products.

Acquisition of Provide Commerce

        On December 31, 2014, we acquired from a wholly-owned subsidiary of Liberty Interactive Corporation ("Liberty") all of the issued and outstanding shares of common stock of Provide Commerce, Inc., an indirect wholly-owned subsidiary of Liberty ("Provide Commerce"), for a purchase price consisting of (i) cash consideration of $106.6 million, excluding acquired cash on hand of $38.1 million and a post-closing working capital adjustment of $9.9 million, and (ii) 10,203,010 shares of FTD common stock, representing approximately 35% of the issued and outstanding shares of FTD common stock (the "Acquisition"). In April 2015, FTD made a payment to Liberty in full satisfaction of the post-closing working capital adjustment. Upon the closing of the Acquisition, Provide Commerce became an indirect wholly-owned subsidiary of FTD.

        Concurrent with the closing of the Acquisition, FTD and Liberty entered into the Investor Rights Agreement, which governs certain rights of and restrictions on Liberty in connection with the shares of FTD common stock that were issued to Liberty as a result of the Acquisition.

Reportable Segments

        Prior to the Acquisition, we reported our business operations in three operating and reportable segments: Consumer, Florist and International. As a result of the Acquisition, which was completed on December 31, 2014, we began reporting our business in four operating and reportable segments: Consumer, Florist, International, and Provide Commerce.

        Through our Consumer segment, we are a leading direct marketer of floral and gift products for consumers, primarily in the U.S. and Canada. Our Consumer segment operates primarily through the www.ftd.com website, associated mobile sites, and the 1-800-SEND-FTD telephone number. Through our Florist segment, we are a leading provider of products and services to our floral network members, which include traditional retail florists and other non-florist retail locations, primarily in the U.S. and Canada. We also provide products and services to other companies in need of floral and gifting solutions. Our International segment consists of Interflora, which operates primarily in the U.K. and the Republic of Ireland. Interflora is a leading direct marketer of floral and gift products for consumers and operates primarily through its www.interflora.co.uk and www.interflora.ie websites, associated mobile sites, and various telephone numbers. Interflora also provides products and services to floral network members, funeral directors, independent gift shops, other retailers, and to other companies in need of floral and gifting solutions. Through our Provide Commerce segment, we are a leading direct marketer of floral and gift products for consumers, including specialty foods, personalized gifts, and other gifting products, primarily in the U.S. We operate primarily through our www.proflowers.com, www.berries.com, www.personalcreations.com, www.cherrymoonfarms.com, www.proplants.com, and www.gifts.com websites, associated mobile sites, mobile applications and various telephone numbers.

Items Affecting Comparability of Financial Results

        As the Acquisition was completed on December 31, 2014, the Company's condensed consolidated statement of operations for the quarter ended March 31, 2014 did not include the operations of the Provide Commerce segment. The financial information provided related to Provide Commerce for the quarter ended March 31, 2014 is provided for informational purposes only and is unaudited. These unaudited pre-acquisition results of operations of Provide Commerce do not purport to be indicative of the results of future operations of the Provide Commerce segment or the results that would have actually been attained had the Acquisition been completed on or prior to January 1, 2014.

KEY BUSINESS METRICS

        We review a number of key business metrics to help us monitor our performance and trends affecting our segments, and to develop forecasts and budgets. These key metrics include the following:

        Segment operating income.    Our chief operating decision maker uses segment operating income to evaluate the performance of our business segments and to make decisions about allocating resources among segments. Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges or gains, transaction and integration-related costs, and restructuring and other exit costs. Stock-based compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income (expense). See Note 3—"Segment Information" of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a reconciliation of segment operating income to consolidated operating income and consolidated income before income taxes.

        Consumer orders.    We monitor the number of consumer orders for floral, gift and related products during a given period. Consumer orders are orders delivered during the period that originated in the U.S. and Canada, primarily from the www.ftd.com, www.proflowers.com, www.berries.com, www.personalcreations.com, and www.gifts.com websites, associated mobile sites, and mobile applications, the 1-800-SEND-FTD telephone number and various other telephone numbers; and in the U.K. and the Republic of Ireland, primarily through the www.interflora.co.uk and www.interflora.ie websites, associated mobile sites, and various telephone numbers. The number of consumer orders is not adjusted for non-delivered orders that are refunded on or after the scheduled delivery date. Orders originating with a florist or other retail location for delivery to consumers are not included as part of this number.

        Average order value.    We monitor the average value for consumer orders delivered in a given period, which we refer to as the average order value. Average order value represents the average amount received for consumer orders delivered during a period. The average order value of consumer orders within our Consumer, International, and Provide Commerce segments is tracked in their local currency, the U.S. Dollar for both the Consumer and Provide Commerce segments and the British Pound ("GBP") for the International segment. The local currency amounts received for the International segment are then translated into U.S. dollars at the average currency exchange rate for the period. Average order value includes merchandise revenues and shipping or service fees paid by the consumer, less discounts and refunds (net of refund-related fees charged to floral network members).

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

        The table below sets forth, for the periods presented, our consolidated revenues, segment revenues, segment operating income, consumer orders, average order values, average revenues per member, and average currency exchange rates. The results of operations for Provide Commerce for the quarter ended March 31, 2014 are set forth below and were derived from the unaudited pre-Acquisition results of operations of Provide Commerce. These unaudited pre-Acquisition results of operations of Provide Commerce have been included herein for informational purposes only and do not purport to be indicative of the results of future operations of the Provide Commerce segment or the results that would have actually been attained had the Acquisition been completed on or prior to January 1, 2014.

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except for average order values, average revenues per member, and average currency exchange rates)
Consolidated:
Consolidated revenues	$367,781	$189,853	$177,928	94%
Consumer:
Segment revenues(a)	$88,070	$87,616	$454	1%
Segment operating income	$7,470	$8,090	$(620)	(8)%
Consumer orders	1,168	1,199	(31)	(3)%
Average order value	$71.39	$69.08	$2.31	3%
Florist:
Segment revenues(a)	$46,004	$46,110	$(106)	—%
Segment operating income	$14,147	$13,168	$979	7%
Average revenues per member	$3,619	$3,377	$242	7%
International:
Segment revenues	$55,256	$60,997	$(5,741)	(9)%
Segment operating income	$7,977	$8,034	$(57)	(1)%
Consumer orders	887	921	(34)	(4)%
Average order value (in GBP)	£33.77	£33.47	£0.30	1%
Average order value (in USD)	$51.08	$55.47	$(4.39)	(8)%
Average currency exchange rate: GBP to USD	1.51	1.66
Provide Commerce:
Segment revenues	$183,236	$192,055	$(8,819)	(5)%
Segment operating income	$8,912	$10,445	$(1,533)	(15)%
Consumer orders	3,579	3,804	(225)	(6)%
Average order value	$50.77	$50.07	$0.70	1%

(a)
Segment revenues are prior to intersegment eliminations. See Note 3—"Segment Information" of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a reconciliation of segment revenues to consolidated revenues.

CONSOLIDATED OPERATING RESULTS

        The following table sets forth selected historical consolidated financial data. The information contained in the table below should be read in conjunction with "Liquidity and Capital Resources," included in this Item 2, and the condensed consolidated financial statements and accompanying notes thereto included in Part I, Item 1 of this Form 10-Q.

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages and per share amounts)
Revenues	$367,781	$189,853	$177,928	94%
Operating expenses:
Cost of revenues	236,425	123,489	112,936	91%
Sales and marketing	76,412	30,528	45,884	150%
General and administrative	33,135	15,898	17,237	108%
Amortization of intangible assets	15,401	4,412	10,989	249%
Restructuring and other exit costs	2,168	—	2,168	—

Total operating expenses	363,541	174,327	189,214	109%

Operating income	4,240	15,526	(11,286)	(73)%
Interest expense, net	(2,308)	(1,238)	(1,070)	(86)%
Other (expense) income, net	(11)	386	(397)	(103)%

Income before income taxes	1,921	14,674	(12,753)	(87)%
(Benefit) provision for income taxes	(113)	5,054	(5,167)	(102)%

Net income	$2,034	$9,620	$(7,586)	(79)%

Earnings per common share:
Basic	$0.07	$0.50	$(0.43)	(86)%

Diluted	$0.07	$0.50	$(0.43)	(86)%

Consolidated Revenues

        Consolidated revenues increased $177.9 million for the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014. Foreign currency exchange rates unfavorably impacted revenues by $5.3 million during the quarter ended March 31, 2015. The increase in consolidated revenues was primarily due to $183.2 million of revenues associated with our Provide Commerce segment, a $0.5 million increase in revenues from our Consumer segment, partially offset by a $5.7 million decrease ($0.4 million in constant currency) in revenues from our International segment, and a $0.1 million decrease in revenues from our Florist segment. The quarters ended March 31, 2015 and 2014 included the Valentine's Day and the U.K. Mother's Day holidays. Consolidated revenues were negatively impacted during the quarter ended March 31, 2015 as a result of the Saturday timing of the Valentine's Day holiday.

Consolidated Cost of Revenues

        Consolidated cost of revenues increased $112.9 million for the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014. Foreign currency exchange rates had a $3.7 million favorable impact on cost of revenues for the quarter ended March 31, 2015. The increase in consolidated cost of revenues was primarily due to $118.0 million of cost of revenues associated with our Provide Commerce segment, partially offset by a $4.2 million decrease ($0.5 million in constant currency) in cost of revenues associated with our International segment, a $1.0 million decrease in cost of revenues associated with our Florist segment, and a $0.8 million decrease in cost of revenues associated with our Consumer segment. In addition depreciation expense increased $0.9 million for the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014. Consolidated cost of revenues, as a percentage of consolidated revenues, was 64% for the quarter ended March 31, 2015, compared to 65% for the quarter ended March 31, 2014.

Consolidated Sales and Marketing

        Consolidated sales and marketing expenses increased $45.9 million during the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014. Foreign currency exchange rates had a $0.5 million favorable impact on sales and marketing expenses for the quarter ended March 31, 2015. The increase in consolidated sales and marketing expenses was primarily due to $45.3 million of sales and marketing expenses associated with our Provide Commerce segment, a $1.9 million increase in sales and marketing expenses associated with our Consumer segment, partially offset by a $1.3 million decrease ($0.8 million in constant currency) in sales and marketing expenses associated with our International segment. Consolidated sales and marketing expenses, as a percentage of consolidated revenues, was 21% for the quarter ended March 31, 2015, compared to 16% for the quarter ended March 31, 2014.

Consolidated General and Administrative

        Consolidated general and administrative expenses increased $17.2 million for the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014. The increase in consolidated general and administrative expenses was primarily due to $11.0 million of general and administrative expenses associated with our Provide Commerce segment. In addition, during the quarter ended March 31, 2015, consolidated general and administrative expenses included $4.1 million of transaction and integration-related costs associated with the acquisition of Provide Commerce. Further, depreciation expense increased $1.9 million primarily due to assets acquired in the Acquisition. Consolidated general and administrative expenses, as a percentage of consolidated revenues, was 9% for the quarter ended March 31, 2015, compared to 8% for the quarter ended March 31, 2014.

Amortization of Intangible Assets

        The increase of $11.0 million in consolidated amortization of intangible assets for the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014, was due to the addition of intangible assets acquired in the Acquisition.

Restructuring and Other Exit Costs

        During the quarter ended March 31, 2015, the Company incurred restructuring and other exit costs of $2.2 million primarily related to severance, lease termination costs related to the shutdown of certain of the Provide Commerce developing businesses, as well as other headcount reductions related to the integration of the Provide Commerce and legacy FTD businesses.

Interest Expense, Net

        Net interest expense increased $1.1 million for the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014, due to higher debt principal balances outstanding and higher interest rates on our variable rate borrowings that are associated with our increased net leverage ratio, all of which are associated with the incremental borrowing for the Acquisition.

Provision for Income Taxes

        During the quarter ended March 31, 2015, we recorded a tax benefit of $0.1 million on pre-tax income of $1.9 million, compared to a tax provision of $5.1 million on pre-tax income of $14.7 million for the quarter ended March 31, 2014. The effective tax rate decreased primarily due to a decrease in income earned in a higher rate jurisdiction as well as a reduction in the statutory tax rate in a foreign jurisdiction.

BUSINESS SEGMENT OPERATING RESULTS

        Prior to the Acquisition, the Company reported its business operations in three operating and reportable segments: Consumer, Florist and International. As a result of the Acquisition, the Company began reporting its business in four operating and reportable segments: Consumer, Florist, International, and Provide Commerce. Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges or gains, transaction and integration-related costs, and restructuring and other exit costs. Stock-based compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income (expense).

CONSUMER SEGMENT

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages and average order values)
Segment revenues	$88,070	$87,616	$454	1%
Segment operating income	$7,470	$8,090	$(620)	(8)%
Key metrics and other financial data:
Consumer orders	1,168	1,199	(31)	(3)%
Average order value	$71.39	$69.08	$2.31	3%
Segment operating margin	8%	9%

Consumer Segment Revenues

        Consumer segment revenues increased $0.5 million, or 1%, for the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014, primarily driven by a 3% increase in average order value associated with our sympathy business and consumers upgrading to higher price point offerings, partially offset by a 3% decrease in consumer order volume. Consumer order volume was negatively impacted by the Saturday timing of the Valentine's Day holiday, offset in part by growth in order volume outside of the holiday period.

Consumer Segment Operating Income

        Consumer segment operating income decreased $0.6 million, or 8%, for the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014, as revenue increased $0.5 million while operating expenses increased by $1.1 million. Cost of revenues decreased $0.8 million primarily driven by a decrease in product and shipping costs associated with the lower order volume and other cost favorability. Sales and marketing expenses increased $1.9 million primarily due to increased spending on online search and certain partner programs. As a result, consumer segment operating margin declined to 8% for the quarter ended March 31, 2015, compared to 9% for the quarter ended March 31, 2014.

FLORIST SEGMENT

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages and average revenues per member)
Segment revenues	$46,004	$46,110	$(106)	—%
Segment operating income	$14,147	$13,168	$979	7%
Key metrics and other financial data:
Average revenues per member	$3,619	$3,377	$242	7%
Segment operating margin	31%	29%

Florist Segment Revenues

        Florist segment revenues decreased $0.1 million for the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014. Services revenues decreased $0.2 million due to a $0.7 million decrease in subscription and other services revenues, partially offset by a $0.5 million increase in order-related revenues. In addition, product revenues increased $0.1 million primarily due to an increase in sales of fresh flowers. Average revenues per member increased 7% to $3,619 for the quarter ended March 31, 2015, compared to $3,377 for the quarter ended March 31, 2014.

Florist Segment Operating Income

        Florist segment operating income increased $1.0 million, or 7%, for the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014, primarily due to a $1.1 million decrease in operating expenses. Cost of revenues decreased $1.0 million, primarily due to an improvement in product margins associated with our wholesale products. Sales and marketing expenses were relatively flat for the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014, as an increase of $0.5 million in marketing expenditures related to floral network orders was offset by reductions in other sales and marketing expenses and personnel-related costs. The Florist segment operating margin increased to 31% for the quarter ended March 31, 2015, compared to 29% in the quarter ended March 31, 2014.

INTERNATIONAL SEGMENT

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages and average order values)
Segment revenues	$55,256	$60,997	$(5,741)	(9)%
Segment operating income	$7,977	$8,034	$(57)	(1)%
Key metrics and other financial data:
Consumer orders	887	921	(34)	(4)%
Average order value (in GBP)	£33.77	£33.47	£0.30	1%
Average order value (in USD)	$51.08	$55.47	$(4.39)	(8)%
Segment operating margin	14%	13%
Average currency exchange rate: GBP to USD	1.51	1.65

        We present certain results from our International segment on a constant currency basis. Such constant currency information compares results between periods as if foreign currency exchange rates had remained constant period- over-period. We calculate constant currency by applying the foreign currency exchange rate for the prior period to the local currency results for the current period.

International Segment Revenues

        International segment revenues decreased $5.7 million, or 9% ($0.4 million, or 1%, in constant currency), for the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014. The decrease in revenues was due to a decrease in consumer order volume of 4% primarily related to declines in the Valentine's Day and U.K. Mother's Day holiday periods, offset in part by growth in order volume outside of the holiday period. Excluding the unfavorable impact of foreign currency exchange rates, average order value increased 1% for the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014.

International Segment Operating Income

        International segment operating income decreased $0.1 million, or 1% (increased $0.7 million, or 9%, in constant currency), for the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014. Revenue decreases of $5.7 million ($0.4 million in constant currency) were offset by a decrease in operating expenses of $5.6 million ($1.1 million in constant currency). Cost of revenues decreased $4.2 million ($0.5 million in constant currency) primarily driven by decreased product costs related to the decrease in order revenues. Sales and marketing expenses decreased $1.3 million ($0.8 million in constant currency) related to lower consumer order volume, reduced brand advertising, and closure of the concession stands, partially offset by investments related to improving customer service metrics. International segment operating margin increased to 14% for the quarter ended March 31, 2015, compared to 13% for the quarter ended March 31, 2014.

PROVIDE COMMERCE SEGMENT

        The results of operations for Provide Commerce for the quarter ended March 31, 2014 are set forth below and were derived from the unaudited pre-Acquisition results of operations of Provide Commerce. These unaudited pre-Acquisition results of operations of Provide Commerce have been included herein for informational purposes only and do not purport to be indicative of the results of future operations of the Provide Commerce segment or the results that would have actually been attained had the Acquisition been completed on or prior to January 1, 2014.

	Quarter Ended March 31,
		2014	Change
	2015	(Pre-Acquisition)	$	%
	(in thousands, except percentages and average order values)
Segment revenues	$183,236	$192,055	$(8,819)	(5)%
Segment operating income	$8,912	$10,445	$(1,533)	(15)%
Key metrics and other financial data:
Consumer orders	3,579	3,804	(225)	(6)%
Average order value	$50.77	$50.07	$0.70	1%
Segment operating margin	5%	5%

Provide Commerce Segment Revenues

        Provide Commerce segment revenues decreased $8.8 million, or 5%, for the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014, primarily driven by a 6% decrease in consumer order volume partially offset by a 1% increase in average order value. Revenue declines in the ProFlowers business were only partially offset by growth in the Gourmet Foods and Personal Creations businesses.

Provide Commerce Segment Operating Income

        Provide Commerce segment operating income decreased $1.5 million, or 15%, for the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014, as the revenue decrease of $8.8 million was partially offset by a $7.3 million decrease in operating expenses. The decrease in operating expenses was due primarily to reductions in product and shipping costs associated with the lower order volume, as well as reduced marketing expenditures, during the quarter ended March 31, 2015. Despite these reductions, the Company incurred costs associated with excess product and inefficient marketing programs for Valentine's Day that were committed to prior to the Acquisition date. Provide Commerce segment operating margin remained consistent at 5% for the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014.

UNALLOCATED EXPENSES

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Unallocated expenses	$13,511	$6,839	$6,672	98%

        Unallocated expenses include various corporate costs, such as corporate finance, legal, and human resources costs. In addition, unallocated expenses include stock-based compensation for all eligible Company employees, restructuring and other exit costs, transaction and integration-related costs, and litigation and dispute settlement charges or gains.

        Unallocated expenses increased $6.7 million for the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014. During the quarter ended March 31, 2015, we incurred $4.2 million of transaction and integration-related costs and $2.2 million of restructuring and other exit costs associated with the Acquisition. Personnel-related costs increased $0.8 million, primarily due to increased headcount, stock-based compensation, and other compensation costs. Costs related to insurance and other professional services fees increased $0.4 million. Partially offsetting these increases was a decrease in litigation and dispute settlement charges of $0.7 million in the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

2013 Credit Agreement

        On July 17, 2013, FTD Companies, Inc. entered into a credit agreement (the "2013 Credit Agreement") with Interflora British Unit, certain wholly-owned domestic subsidiaries of FTD Companies, Inc. party thereto as guarantors, the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of America, N.A., as the administrative agent for the lenders, which provided for a $350 million five-year revolving credit facility. On July 17, 2013, FTD Companies, Inc. drew $220 million of the $350 million revolving credit facility and used this, together with approximately $19 million of its existing cash balance, to repay amounts outstanding under its previous credit facility in full and to pay fees and expenses related to the 2013 Credit Agreement.

        On September 19, 2014, the Company entered into an amendment to the 2013 credit agreement (the "Amended and Restated Credit Agreement"). Among other things, the Amended and Restated Credit Agreement provided for a term loan in an aggregate principal amount of $200 million, the proceeds of which were used to repay a portion of outstanding revolving loans under the Amended and Restated Credit Agreement, and also provided for a revolving loan advance (the "Acquisition Advance") to finance the cash portion of the Acquisition purchase price. On December 31, 2014, we borrowed $120 million under the Acquisition Advance to fund the cash portion of the Acquisition purchase price.

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

        The interest rates applicable to borrowings under the Amended and Restated Credit Agreement are based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to the Company's net leverage ratio. In addition, the Company pays a commitment fee ranging from 0.20% per annum to 0.40% per annum on the unused portion of the revolving credit facility. The interest rates (based on LIBOR) at March 31, 2015 under the term loan and the revolving credit facility were 2.28% and 2.18%, respectively. The commitment fee rate at March 31, 2015 was 0.30%. The Amended and Restated Credit Agreement contains customary representations and warranties, events of default, affirmative covenants, and negative covenants, that, among other things, require the Company to maintain compliance with a maximum net leverage ratio and a minimum consolidated fixed charge coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, and asset sales, and the Company's ability to incur additional debt and additional liens. The Company was in compliance with all covenants under the Amended and Restated Credit Agreement at March 31, 2015.

        The term loan is subject to amortization payments of $5 million per quarter and customary mandatory prepayments under certain conditions. During the quarter ended March 31, 2015, the Company paid down $20 million of the amounts outstanding under the revolving credit facility. The outstanding balance of the term loan and all amounts outstanding under the revolving credit facility are due upon maturity in September 2019.

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

Quarter Ended March 31, 2015 compared to Quarter Ended March 31, 2014

        Our total cash and cash equivalents balance decreased by $19.2 million to $76.4 million at March 31, 2015, compared to $95.6 million at December 31, 2014. Our summary cash flows for the periods presented were as follows (in thousands):

	Quarter Ended March 31,
	2015	2014
Net cash provided by operating activities	$21,941	$15,515
Net cash used for investing activities	$(3,602)	$(1,498)
Net cash used for financing activities	$(36,615)	$(840)

        Net cash provided by operating activities increased by $6.4 million. Net cash provided by operating activities is driven by our net income adjusted for non-cash items including, but not limited to, depreciation and amortization, deferred taxes, stock-based compensation, and changes in working capital. The increase in net cash provided by operating activities was due to an increase of $11.2 million in non-cash items and a $2.8 million favorable change in operating assets and liabilities, partially offset by a decrease of $7.6 million in net income. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing, and other factors.

        Net cash used for investing activities increased by $2.1 million due to an increase in purchases of property and equipment. We currently anticipate that our total capital expenditures for 2015 will be approximately $25 million. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities increased by $35.8 million. The increase in net cash used for financing activities was primarily due to the repayment of $25.0 million of outstanding amounts under the Amended and Restated Credit Agreement during the quarter ended March 31, 2015. In addition, we paid $10.0 million to repurchase 331,084 shares of our common stock under the Repurchase Program, as described below, and we also paid $2.0 million related to withholding taxes on vested restricted stock units, during the quarter ended March 31, 2015. During the quarter ended March 31, 2014, we paid $1.2 million related to withholding taxes on vested restricted stock units. We withhold shares to cover withholding taxes on vested restricted stock units and pay these taxes in cash.

        We currently expect to continue to generate positive cash flows from operations at least for the next twelve months. We may use our existing cash balances and future cash generated from operations to fund, among other things, working capital, stock repurchases, interest payment obligations, quarterly amortization payments and mandatory prepayments, if any, under the Amended and Restated Credit Agreement, capital expenditures, and acquisitions.

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

        On February 27, 2014, our board of directors authorized a common stock repurchase program (the "Repurchase Program") that allows us to repurchase up to $50 million of FTD common stock from time to time over a two-year period in both open market and privately negotiated transactions. No purchases were made under the Repurchase Program prior to 2015. As of March 31, 2015, the Company has repurchased 331,084 shares under the Repurchase Program at an average cost per share of $30.20. In addition, during April 2015, the Company repurchased an additional 341,958 shares under the Repurchase Program at average cost per share of $29.24.

Contractual Obligations and Other Commitments

        There have been no material changes, outside the ordinary course of business, related to the Company's contractual obligations or other commitments as disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

        At March 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, as codified in FASB Accounting Standards Codification ("ASC") 740. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU were effective for the Company beginning January 1, 2015. The amendments were applied prospectively to all unrecognized tax benefits that existed at the effective date. This update did not have a material impact on our consolidated financial statements.

        In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The amendments in this ASU affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The amendments in this ASU require an entity to recognize revenue related to the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Tentatively, the amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2017. Adoption is permitted for fiscal years and interim periods beginning after December 15, 2016. We are currently assessing the impact of this update on our consolidated financial statements.

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

        In April 2015, FASB issued ASU No. 2015-03, Interest—Imputation of Interest, which simplifies the presentation of debt issuance costs, by requiring debt issuance costs related to a debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2015. The amendments should be applied on a retrospective basis. We expect that this update will reduce both other assets and the outstanding debt balance by approximately $6 million as of March 31, 2015.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes related to the Company's market risk as disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

        As permitted by interpretive guidance issued by the Securities and Exchange Commission ("SEC") staff, companies are allowed to exclude acquired businesses from their assessment of internal control over financial reporting during the first year after completion of an acquisition while integrating the acquired company. Accordingly, as Provide Commerce was acquired by the Company on December 31, 2014, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 excluded Provide Commerce. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report excludes any evaluation of the internal controls of Provide Commerce. Provide Commerce's assets and revenues represented approximately 52% and approximately 50% of the Company's consolidated total assets and consolidated total revenues, respectively, as of and for the three months ended March 31, 2015.

Changes in internal controls

        As the Company completed the acquisition of Provide Commerce on December 31, 2014, the Company is currently evaluating the internal controls of Provide Commerce and the impact of Provide Commerce on the Company's internal control over financial reporting. Except as described in this Item 4, during the Company's most recent quarter, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

        Since the Company excluded Provide Commerce from its assessment of internal control over financial reporting as of December 31, 2014, such assessment did not include the material weaknesses identified by Provide Commerce's external auditor related to the audit of the December 31, 2013

Provide Commerce financial statements. The following deficiencies were considered to be material weaknesses in Provide Commerce's internal controls in connection with that audit:

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

        The Company is assessing plans to improve the competency and staffing of the accounting department of the Provide Commerce segment as well as the general information technology controls for this segment. The Company will include Provide Commerce in its evaluation of internal control over financial reporting that will be included in its Annual Report on Form 10-K for the year ending December 31, 2015.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        For a description of our material pending legal proceedings, please refer to Note 15—"Contingencies—Legal Matters" of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in "Risk Factors" included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECRUITIES AND USE OF PROCEEDS

        The following table provides information regarding repurchases of our common stock during the quarter ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
January 1 - January 31	—	$—	—	—
February 1 - February 28	—	—	—	—
March 1 - March 31	331,084	30.20	331,084	1,324,504

Total	331,084	$30.20	331,084	1,324,504

(a)
On February 27, 2014, the Company's board of directors authorized the Repurchase Program, a common stock repurchase program that allows FTD Companies, Inc. to repurchase up to $50 million of its common stock from time to time over a two-year period in both open market and privately negotiated transactions. No purchases were made under the Repurchase Program prior to 2015.

(b)
Maximum number of shares based on average price per share (which includes commission).

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

Date: May 7, 2015	FTD COMPANIES, INC. (Registrant)
	By:	/s/ BECKY A. SHEEHAN Becky A. Sheehan Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
10.1	FTD Companies, Inc. 2015 Management Bonus Plan	X
10.2	Amendment to Service Agreement between Liberty Interactive Corporation and Provide Commerce, Inc.	X
10.3	Purchase and Sale Agreement dated as of April 30, 2015 by and between Provide Creations, Inc. and Provide Gifts, Inc.	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X