Form 10-Q
period 2015-06-30
FTD Companies, Inc.
filed 2015-08-06
CIK 1575360

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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

        There were 28,666,741 shares of the Registrant's common stock outstanding at August 4, 2015.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$53,879	$95,595
Accounts receivable, net of allowances of $5,453 and $8,991 at June 30, 2015 and December 31, 2014, respectively	27,307	32,753
Inventories	24,310	28,342
Income taxes receivable	10,502	—
Deferred tax assets, net	12,333	17,233
Prepaid expenses and other current assets	11,256	17,816

Total current assets	139,587	191,739
Property and equipment, net	67,333	63,607
Intangible assets, net	374,053	435,653
Goodwill	646,490	632,212
Other assets	28,350	29,402

Total assets	$1,255,813	$1,352,613

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$54,463	$70,301
Accrued liabilities	43,627	62,555
Accrued compensation	19,037	28,728
Deferred revenue	11,625	10,185
Income taxes payable	1,088	6,042
Current portion of long-term debt	20,000	20,000

Total current liabilities	149,840	197,811
Long-term debt	290,000	320,000
Deferred tax liabilities, net	134,394	149,834
Other liabilities	12,586	19,755

Total liabilities	586,820	687,400

Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, 5,000,000 shares, par value $0.0001, authorized; no shares issued and outstanding	—	—
Common stock, 60,000,000 shares, par value $0.0001, authorized; 29,339,783 and 29,193,037 shares issued at June 30, 2015 and December 31, 2014, respectively	3	3
Treasury stock, 673,042 and no shares at June 30, 2015 and December 31, 2014, respectively	(20,000)	—
Additional paid-in capital	669,481	666,338
Retained earnings	46,560	26,707
Accumulated other comprehensive loss	(27,051)	(27,835)

Total stockholders' equity	668,993	665,213

Total liabilities and stockholders' equity	$1,255,813	$1,352,613

The accompanying notes are an integral part of these
condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Quarter Ended June, 30		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Products	$330,536	$132,274	$662,275	$285,446
Services	35,265	35,820	71,307	72,501

Total revenues	365,801	168,094	733,582	357,947
Operating expenses:
Cost of revenues—products	223,093	100,599	454,602	218,952
Cost of revenues—services	4,934	5,224	9,850	10,360
Sales and marketing	70,638	29,418	147,050	59,946
General and administrative	29,363	17,039	62,498	32,937
Amortization of intangible assets	15,336	4,429	30,737	8,841
Restructuring and other exit costs	2,244	287	4,412	287

Total operating expenses	345,608	156,996	709,149	331,323

Operating income	20,193	11,098	24,433	26,624
Interest income	105	150	249	298
Interest expense	(2,464)	(1,393)	(4,916)	(2,779)
Other income, net	437	86	426	472

Income before income taxes	18,271	9,941	20,192	24,615
Provision for income taxes	452	5,232	339	10,286

Net income	$17,819	$4,709	$19,853	$14,329

Earnings per common share:
Basic earnings per share	$0.61	$0.24	$0.67	$0.74

Diluted earnings per share	$0.61	$0.24	$0.67	$0.74

The accompanying notes are an integral part of these
condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income	$17,819	$4,709	$19,853	$14,329
Other comprehensive income:
Foreign currency translation	7,431	3,744	792	4,537
Cash flow hedges:
Changes in net gains (losses) on derivatives, net of tax of $5 and $(119) for the quarters ended June 30, 2015 and 2014, respectively and $(5) and $(265) for the six months ended June 30, 2015 and 2014, respectively	7	(187)	(8)	(415)

Other comprehensive income	7,438	3,557	784	4,122

Comprehensive income	$25,257	$8,266	$20,637	$18,451

The accompanying notes are an integral part of these
condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited, in thousands except share amounts)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss
					Additional Paid-In Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	29,193,037	$3	—	$—	$666,338	$(27,835)	$26,707	$665,213
Net income	—	—	—	—	—	—	19,853	19,853
Other comprehensive loss	—	—	—	—	—	784	—	784
Stock-based compensation	—	—	—	—	4,340	—	—	4,340
Tax benefits from equity awards	—	—	—	—	339	—	—	339
Vesting of restricted stock units and related repurchases of common stock	126,951	—	—	—	(2,021)	—	—	(2,021)
Repurchases of common stock	—	—	(673,042)	(20,000)	—	—	—	(20,000)
Issuance of common stock through employee stock purchase plan	19,595	—	—	—	478	—	—	478
Exercise of stock options	200	—	—	—	7	—	—	7

Balance at June 30, 2015	29,339,783	$3	(673,042)	$(20,000)	$669,481	$(27,051)	$46,560	$668,993

The accompanying notes are an integral part of these
condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$19,853	$14,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,913	14,029
Impairment of fixed assets	1,282	—
Stock-based compensation	4,340	3,563
Provision for doubtful accounts receivable	909	843
Accretion of discounts and amortization of deferred financing and debt issue costs	680	386
Deferred taxes, net	(4,296)	(3,831)
Excess tax benefits from equity awards	(339)	(408)
Other, net	29	(9)
Changes in operating assets and liabilities, net of Acquisition-related purchase accounting adjustments:
Accounts receivable, net	5,620	(168)
Inventories	2,990	2,108
Prepaid expenses and other assets	7,446	1,007
Accounts payable and accrued liabilities	(40,687)	(18,189)
Deferred revenue	1,395	1,726
Income taxes receivable or payable	(9,567)	4,069
Other liabilities	(4,172)	(221)

Net cash provided by operating activities	27,396	19,234

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(9,935)	—
Purchases of property and equipment	(7,472)	(3,139)
Purchase of intangible assets	(60)	—

Net cash used for investing activities	(17,467)	(3,139)

Cash flows from financing activities:
Payments on long-term debt	(30,000)	—
Exercise of stock options and purchases from employee stock plans	485	312
Repurchases of common stock	(22,021)	(1,751)
Excess tax benefits from equity awards	339	408

Net cash used for financing activities	(51,197)	(1,031)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(448)	269
Change in cash and cash equivalents	(41,716)	15,333
Cash and cash equivalents, beginning of period	95,595	48,162

Cash and cash equivalents, end of period	$53,879	$63,495

The accompanying notes are an integral part of these
condensed consolidated financial statements.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

        We are a premier floral and gifting company with a vision to be the leading and most trusted floral and gifting company in the world. Our mission is to inspire, support, and delight our customers when expressing life's most important sentiments. We provide floral, specialty foods, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. Our business uses the highly-recognized FTD®, Interflora® (both supported by the iconic Mercury Man® logo), ProFlowers®, Shari's Berries®, and Personal Creations® brands. While we operate primarily in the United States ("U.S."), Canada, the United Kingdom ("U.K."), and the Republic of Ireland, we have worldwide presence as our Mercury Man logo is displayed in nearly 40,000 floral shops in approximately 150 countries. Our portfolio of brands also includes Flying Flowers, Flowers Direct, and Drake Algar in the U.K., and Cherry Moon Farms®, Gifts.com™, Sincerely™, and RedEnvelope® in the U.S. While floral arrangements and plants are our primary offerings, we also market and sell gift items, including gourmet-dipped berries, chocolate dip delights™ and other sweets, personalized gifts, premium fresh fruits, gift baskets, wine and champagne, jewelry and spa products.

        FTD Group, Inc. ("FTD Group") is a wholly-owned subsidiary of FTD Companies, Inc. and has as its principal operating subsidiaries, Florists' Transworld Delivery, Inc., FTD.COM Inc. ("FTD.COM"), Interflora British Unit ("Interflora"), and Provide Commerce, Inc. ("Provide Commerce"). The operations of the Company include those of its subsidiary, Interflora, Inc., of which one-third is owned by an outside third party. The minority interest related to Interflora, Inc. is not material for separate presentation. The Company's corporate headquarters is located in Downers Grove, Illinois. The Company also maintains offices in San Diego, California; Woodridge, Illinois; Centerbrook, Connecticut; Medford, Oregon; Sleaford, England; Quebec, Canada; and Hyderabad, India; and distribution centers in various locations throughout the U.S.

Acquisition of Provide Commerce, Inc.

        On December 31, 2014, the Company acquired from a wholly-owned subsidiary of Liberty Interactive Corporation ("Liberty") all of the issued and outstanding shares of common stock of Provide Commerce, an indirect wholly-owned subsidiary of Liberty, for a purchase price consisting of (i) cash consideration of $106.6 million, excluding acquired cash on hand of $38.1 million and a post-closing working capital adjustment of $9.9 million, and (ii) 10,203,010 shares of FTD common stock, representing approximately 35% of the issued and outstanding shares of FTD common stock (the "Acquisition"). In April 2015, FTD made a payment to Liberty in full satisfaction of the post-closing working capital adjustment. Upon the closing of the Acquisition, Provide Commerce became an indirect wholly-owned subsidiary of FTD (see Note 2).

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

Regulation S-X issued by the U.S. Securities and Exchange Commission (the "SEC"). Accordingly, such financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial position and operating results for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for any future periods. The condensed consolidated balance sheet information at December 31, 2014, was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 2014, but does not include all of the disclosures required by GAAP.

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

retrospective basis. The Company expects that this update will reduce both other assets and the outstanding debt balance by approximately $5.7 million as of June 30, 2015.

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

        The purchase price consisted of (i) cash consideration of $106.6 million excluding acquired cash on hand of $38.1 million and a post-closing working capital adjustment of $9.9 million, and (ii) 10,203,010 shares of FTD common stock, representing approximately 35% of the issued and outstanding shares of FTD common stock. The FTD common stock was valued at $34.82 per share, the closing price on December 31, 2014, the date of the Acquisition, for purposes of determining the purchase price. In April 2015, FTD made a payment to Liberty in full satisfaction of the post-closing working capital adjustment. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on management's preliminary estimates of their respective fair values as of the closing date of the Acquisition. During the six months ended June 30, 2015, the Company revised certain of its preliminary estimates of fair value, which changes were not considered material. The Company believes that the preliminary fair values assigned to the assets acquired and the liabilities assumed were based on reasonable assumptions, however, additional information is needed in order to determine the final fair values.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. ACQUISITION (Continued)

The following table summarizes the preliminary estimates of fair value of the assets acquired and liabilities assumed, including the effects of immaterial adjustments to the preliminary purchase price allocation (in thousands):

Preliminary Estimate of Fair Value
Net liabilities assumed:
Cash	$38,081
Accounts receivable	8,215
Inventories	18,744
Prepaid expenses	11,550
Other assets	14,931
Property and equipment	42,994
Accounts payable and accrued liabilities	(82,709)
Deferred tax liabilities, net	(85,917)
Other liabilities	(13,342)

Total net liabilities assumed	(47,453)

Intangible assets acquired:
Trademarks and trade names	119,400
Customer contracts and relationships	91,100
Complete technology	36,300

Total intangible assets acquired	246,800

Goodwill	310,554

Total purchase price	$509,901

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

(in thousands, except per share amounts)	For the Quarter Ended June 30, 2014	For the Six Months Ended June 30, 2014
Revenues	$390,884	$772,526
Net income	$4,604	$6,117
Basic and diluted earnings per share	$0.16	$0.21

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. SEGMENT INFORMATION

        Prior to the Acquisition, the Company reported its business operations in three reportable segments: Consumer, Florist, and International. As a result of the Acquisition, the Company began reporting its business in four reportable segments: Consumer, Florist, International, and Provide Commerce. As the Acquisition was completed on December 31, 2014, no results of operations of Provide Commerce were included in the Company's consolidated statement of operations for the quarter and six months ended June 30, 2014.

        Below is a reconciliation of segment revenues to consolidated revenues (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Products revenues:
Consumer	$97,652	$96,053	$185,722	$183,669
Florist	12,434	10,625	28,817	26,900
International	29,290	31,006	78,044	85,073
Provide Commerce	196,548	—	379,784	—

Segment products revenues	335,924	137,684	672,367	295,642
Services revenues:
Florist	30,731	31,088	60,352	60,923
International	4,616	4,829	11,118	11,759

Segment services revenues	35,347	35,917	71,470	72,682
Intersegment eliminations	(5,470)	(5,507)	(10,255)	(10,377)

Consolidated revenues	$365,801	$168,094	$733,582	$357,947

        Intersegment revenues represent amounts charged from one segment to the other for services provided based on order volume at a set rate per order. Intersegment revenues by segment were as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Intersegment revenues:
Consumer	$(5,318)	$(5,410)	$(10,022)	$(10,196)
Florist	(82)	(97)	(163)	(181)
Provide Commerce	(70)	—	(70)	—

Total intersegment revenues	$(5,470)	$(5,507)	$(10,255)	$(10,377)

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. SEGMENT INFORMATION (Continued)

        Below is a reconciliation of segment operating income to consolidated operating income and income before income taxes (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Segment operating income(a):
Consumer	$10,884	$10,588	$18,354	$18,678
Florist	12,113	12,078	26,260	25,246
International	3,823	3,533	11,800	11,567
Provide Commerce	26,074	—	34,986	—

Total segment operating income	52,894	26,199	91,400	55,491
Unallocated expenses(b)	(11,543)	(7,999)	(25,054)	(14,838)
Depreciation expense and amortization of intangible assets	(21,158)	(7,102)	(41,913)	(14,029)

Operating income	20,193	11,098	24,433	26,624
Interest expense, net	(2,359)	(1,243)	(4,667)	(2,481)
Other (expense) income, net	437	86	426	472

Income before income taxes	$18,271	$9,941	$20,192	$24,615

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

        Geographic revenues to external customers were as follows for the periods presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
U.S.	$331,895	$132,259	$644,420	$261,115
U.K.	33,906	35,835	89,162	96,832

Consolidated revenues	$365,801	$168,094	$733,582	$357,947

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

	June 30, 2015	December 31, 2014
U.S.	$304,476	$272,659
U.K.	8,305	8,335

Total long-lived assets	$312,781	$280,994

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

        Credit quality of financing receivables was as follows (in thousands):

	June 30, 2015	December 31, 2014
Current	$10,692	$10,913
Past due	854	3,268

Total	$11,546	$14,181

        The aging of past due financing receivables was as follows (in thousands):

	June 30, 2015	December 31, 2014
Current	$10,692	$10,913
Past due:
1 - 150 days past due	193	147
151 - 364 days past due	164	163
365 - 730 days past due	240	244
731 or more days past due	257	2,714

Total	$11,546	$14,181

        Financing receivables on nonaccrual status at June 30, 2015 and December 31, 2014, totaled $0.9 million and $3.3 million, respectively.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. BALANCE SHEET COMPONENTS (Continued)

        The allowance for credit losses and the recorded investment in financing receivables were as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Allowance for credit losses:
Balance at January 1	$3,200	$3,213
Provision	146	122
Write-offs charged against allowance	(2,581)	(155)

Balance at June 30	$765	$3,180

Ending balance collectively evaluated for impairment	$737	$3,163

Ending balance individually evaluated for impairment	$28	$17

Recorded investments in financing receivables:
Balance collectively evaluated for impairment	$856	$3,292

Balance individually evaluated for impairment	$10,690	$11,188

        Individually evaluated impaired loans, including the recorded investment in such loans, the unpaid principal balance, and the allowance related to such loans, each totaled less than $0.1 million at both June 30, 2015 and December 31, 2014. The average recorded investment in such loans was less than $0.1 million in each of the six months ended June 30, 2015 and 2014. Interest income recognized on impaired loans was less than $0.1 million in each of the six months ended June 30, 2015 and 2014.

Property and Equipment

        Property and equipment consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Land and improvements	$1,616	$1,614
Buildings and improvements	16,208	16,203
Leasehold improvements	16,363	16,092
Equipment	13,532	7,796
Computer equipment	30,689	27,144
Computer software	44,300	38,409
Furniture and fixtures	3,686	4,909

	126,394	112,167
Accumulated depreciation	(59,061)	(48,560)

Total	$67,333	$63,607

        Depreciation expense, including the amortization of leasehold improvements, was $5.8 million and $2.7 million for the quarters ended June 30, 2015 and 2014, respectively and $11.2 million and $5.2 million for the six months ended June 30, 2015 and 2014, respectively.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. TRANSACTIONS WITH RELATED PARTIES

Transactions with Liberty

        As a result of the Acquisition, Liberty owns approximately 35% of the issued and outstanding shares of FTD common stock. FTD and Liberty entered into an Investor Rights Agreement, which governs certain rights of and restrictions on Liberty in connection with the shares of FTD common stock that Liberty owns as a result of the Acquisition. In addition, Provide Commerce and Liberty entered into a services agreement (the "Services Agreement"), under which Provide Commerce, on a short-term transitional basis, has provided Liberty with certain support service and other assistance after the Acquisition in respect of the RedEnvelope business, which was not acquired by FTD as part of the Acquisition. Fees of $0.3 million were earned during the six months ended June 30, 2015. On April 1, 2015, Provide Commerce and Liberty entered into an amendment to the Services Agreement to extend the term of the Services Agreement to June 30, 2015.

        The Acquisition purchase price was subject to adjustment based upon the final closing working capital, which adjustment was determined to be $9.9 million. In April 2015, FTD made a payment to Liberty in full satisfaction of this adjustment.

        On April 30, 2015, the Company, through a wholly-owned subsidiary, entered into a Purchase and Sale Agreement with an indirect wholly-owned subsidiary of Liberty, pursuant to which the Company acquired certain residual assets previously used by Liberty in the online e-commerce business operated under the trade name of RedEnvelope for a cash purchase price of $0.3 million. The purchase price has been allocated to the assets acquired based on their relative fair values, resulting in allocated values of $0.1 million to fixed assets, $0.1 million to inventory, and $0.1 million to the trademark and trade name.

The I.S. Group Limited

        Interflora holds a 20.4% investment in The I.S. Group Limited ("I.S. Group"), which totaled $1.8 million and $1.7 million at June 30, 2015 and December 31, 2014, respectively, and is included in other assets in the condensed consolidated balance sheets. The share of equity earnings was not material for separate presentation in these condensed consolidated financial statements. I.S. Group supplies floral-related products to Interflora's floral network members in both the U.K. and the Republic of Ireland as well as to other customers. Interflora derives revenues from I.S. Group from (i) the sale of products (sourced from third-party suppliers) to I.S. Group for which revenue is recognized on a gross basis, (ii) commissions on products sold by I.S. Group (sourced from third-party suppliers) to floral network members, and (iii) commissions for acting as a collection agent on behalf of I.S. Group. In the quarters ended June 30, 2015 and 2014, revenues related to products sold to and commissions earned from I.S. Group were $0.5 million and $0.6 million, respectively, and $1.4 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively. In addition, Interflora purchases products from I.S. Group for sale to consumers. The cost of revenues related to products purchased from I.S. Group was less than $0.1 million and $0.1 million in the quarters ended June 30, 2015 and 2014, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively. Amounts due from I.S. Group were $0.3 million and $0.5 million at June 30, 2015 and December 31, 2014, respectively, and amounts payable to I.S. Group were $1.1 million and $1.5 million at June 30, 2015 and December 31, 2014, respectively.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. GOODWILL, INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS

Goodwill

        The changes in the net carrying amount of goodwill for the six months ended June 30, 2015, were as follows (in thousands):

	Consumer	Florist	International	Provide Commerce	Total
Goodwill at December 31, 2014	$133,226	$109,651	$92,259	$297,076	$632,212
Foreign currency translation	—	—	800	—	800
Provide Commerce acquisition(a)	—	—	—	13,478	13,478

Goodwill at June 30, 2015	$133,226	$109,651	$93,059	$310,554	$646,490

(a)
Adjustments to goodwill include immaterial revisions to preliminary fair value amounts and the final working capital adjustment, which were recorded during the six months ended June 30, 2015.

        In 2008, the Company recorded an impairment charge of $116.3 million. The table above reflects the Company's goodwill balances net of this accumulated impairment charge. The gross goodwill balance was $762.8 million at June 30, 2015.

Intangible Assets

        Intangible assets are primarily related to the acquisition of Provide Commerce in December 2014 and the acquisition of the Company by United Online in August 2008 and consist of the following (in thousands):

	June 30, 2015			December 31, 2014
	Gross Value	Accumulated Amortization	Net	Gross Value	Accumulated Amortization	Net
Complete technology	$77,903	$(45,210)	$32,693	$77,847	$(41,480)	$36,367
Customer contracts and relationships	196,442	(128,054)	68,388	199,271	(104,972)	94,299
Trademarks and trade names	277,390	(4,418)	272,972	305,245	(258)	304,987

Total	$551,735	$(177,682)	$374,053	$582,363	$(146,710)	$435,653

        Some of the Company's trademarks and trade names are indefinite-lived for which there is no associated amortization expense or accumulated amortization. At June 30, 2015 and December 31, 2014, such indefinite-lived assets, after impairment and foreign currency translation adjustments, totaled $157.0 million and $247.5 million, respectively. During the six months ended June 30, 2015, the Company revised certain of its preliminary estimates of fair value and useful lives. These changes were not material and have been fully reflected in the statement of operations for the six months ended June 30, 2015. Included in the above intangible assets are $36.3 million of complete technology, $91.1 million of customer contracts and relationships, and $119.4 million of trademarks and trade names acquired in connection with the Acquisition, which are based on preliminary fair value estimates.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. GOODWILL, INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS (Continued)

        Estimated future intangible assets amortization expense for each of the next five years and thereafter, was as follows (in thousands):

2015 (remainder of year)	$30,615
2016	61,180
2017	15,290
2018	15,289
2019	15,289
Thereafter	79,431

Total	$217,094

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

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. FINANCING ARRANGEMENTS (Continued)

        The interest rates applicable to borrowings under the Amended and Restated Credit Agreement are based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to the Company's net leverage ratio. At June 30, 2015, the base rate margin was 1.0% per annum and the LIBOR margin was 2.0% per annum. In addition, the Company pays a commitment fee ranging from 0.20% per annum to 0.40% per annum on the unused portion of the revolving credit facility. The interest rates (based on LIBOR) at June 30, 2015, under the term loan and the revolving credit facility were 2.28% and 2.19%, respectively. The commitment fee rate at June 30, 2015, was 0.30%. The Amended and Restated Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, that, among other things, require the Company to maintain compliance with a maximum net leverage ratio and a minimum consolidated fixed charge coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, and asset sales, and the Company's ability to incur additional debt and additional liens.

        The term loan is subject to amortization payments of $5 million per quarter and customary mandatory prepayments under certain conditions. In addition, during the six months ended June 30, 2015, the Company paid down $20 million of the amounts outstanding under the revolving credit facility. The outstanding balance of the term loan and all amounts outstanding under the revolving credit facility are due upon maturity in September 2019. The future minimum principal payments through the maturity date of the Amended and Restated Credit Agreement were as follows for each of the next five years (in thousands):

2015 (remainder of year)	$10,000
2016	20,000
2017	20,000
2018	20,000
2019	240,000

Total	$310,000

        At June 30, 2015, the remaining borrowing capacity under the Amended and Restated Credit Agreement, which was reduced by $3.0 million in outstanding letters of credit, was $227.0 million. The changes in the Company's debt balances for the six months ended June 30, 2015, were as follows (in thousands):

	Balance at December 31, 2014	Repayments of Debt	Balance at June 30, 2015
Amended and Restated Credit Agreement:
Revolving Credit Facility	$140,000	$(20,000)	$120,000
Term Loan	200,000	(10,000)	190,000

Total	$340,000	$(30,000)	$310,000

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

        The estimated fair values and notional values of outstanding derivative instruments at June 30, 2015 and December 31, 2014, were as follows (in thousands):

		Estimated Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
	Balance Sheet Location	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Derivative Assets:
Interest rate caps	Other assets	$112	$370	$130,000	$130,000

        The Company recognized the following losses from derivatives, before tax, in other comprehensive income (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate caps	$(114)	$(306)	$(258)	$(680)

        The effective portion, before tax effect, of the Company's interest rate caps designated as cash flow hedging instruments was $1.6 million and $1.5 million at June 30, 2015 and December 31, 2014, respectively, $0.5 million of which was expected to be reclassified from accumulated other comprehensive loss into interest expense in the consolidated statements of operations within the next twelve months. During the quarter and six months ended June 30, 2015, $0.1 million and $0.2 million, respectively, was reclassified from accumulated other comprehensive loss into interest expense in the condensed consolidated statements of operations. No amounts were reclassified out of accumulated other comprehensive loss during the six months ended June 30, 2014.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. FAIR VALUE MEASUREMENTS

        The following table presents estimated fair values of financial assets and liabilities and derivative instruments that were required to be measured at fair value on a recurring basis (in thousands):

	June 30, 2015			December 31, 2014
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Money market funds	$4,259	$3,911	$348	$56,595	$55,350	$1,245
Derivative assets	112	—	112	370	—	370

Total	$4,371	$3,911	$460	$56,965	$55,350	$1,615

Liabilities:
Non-qualified deferred compensation plan	$8,369	$—	$8,369	$11,617	$—	$11,617

Total	$8,369	$—	$8,369	$11,617	$—	$11,617

        Provide Commerce has an executive deferred compensation plan for key management level employees in which the employees may elect to defer receipt of current compensation. This plan is intended to be an unfunded, non-qualified deferred compensation plan that complies with the provisions of section 409A of the Internal Revenue Code. At the time of the Acquisition, contributions to the plan were suspended except those relating to any compensation earned but not yet paid as of the date of the Acquisition. The plan assets, which consist primarily of life insurance contracts recorded at their cash surrender value, were $12.5 million at both June 30, 2015 and December 31, 2014 and are included in other assets in the accompanying condensed consolidated balance sheets.

        The Company estimated the fair value of its long-term debt using a discounted cash flow approach that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimated credit spread. At June 30, 2015, the Company estimated its credit spread as 2.0% and 2.6% for the term loan and revolving credit facility, respectively, resulting in yield-to-maturity estimates for the term loan and revolving credit facility of 3.4% and 4.0%, respectively. At December 31, 2014, the Company estimated its credit spread as 2.0% and 2.6% for the term loan and revolving credit facility, respectively, resulting in yield-to-maturity estimates for the term loan and revolving credit facility of 3.6% and 4.2%, respectively. The table below summarizes the carrying amounts and estimated fair values for long-term debt (in thousands):

	June 30, 2015		December 31, 2014
		Estimated Fair Value		Estimated Fair Value
	Carrying Amount		Carrying Amount
		Level 2		Level 2
Long-term debt, including current portion	$310,000	$309,041	$340,000	$338,223

        Fair value approximates the carrying amount of financing receivables because such receivables are discounted at a rate comparable to market. Fair values of cash and cash equivalents, short-term accounts receivable, accounts payable, and accrued liabilities approximate their carrying amounts because of their short-term nature.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. STOCKHOLDERS' EQUITY

Common Stock Repurchases

        On February 27, 2014, the Company's board of directors authorized a common stock repurchase program (the "Repurchase Program") that allows FTD Companies, Inc. to repurchase up to $50 million of its common stock from time to time over a two-year period in both open market and privately negotiated transactions. Repurchased shares generally will be held in treasury pending use for general corporate purposes, including issuances under various employee and director stock plans. No purchases were made under the Repurchase Program prior to 2015. As of June 30, 2015, the Company has repurchased 673,042 shares under the Repurchase Program at an average cost per share of $29.72.

        Upon vesting of restricted stock units ("RSUs") or exercise of stock options, the Company does not collect the minimum statutory withholding taxes in cash from employees. Instead, the Company automatically withholds, from the RSUs that vest or stock options exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock but are not considered repurchases under the Repurchase Program. The Company then pays the minimum statutory withholding taxes in cash. During the six months ended June 30, 2015, 186,037 RSUs vested for which 59,086 shares were withheld to cover the minimum statutory withholding taxes of $2.0 million.

11. INCENTIVE COMPENSATION PLANS

        The FTD Companies, Inc. Amended and Restated 2013 Incentive Compensation Plan authorizes the granting of awards to employees and non-employee directors, including stock options, stock appreciation rights, RSUs and other stock-based awards. In June 2015, stockholders approved the amendment and restatement of the Amended and Restated 2013 Incentive Compensation Plan (as so amended, the "Amended and Restated 2013 Plan"). Under the Amended and Restated 2013 Plan, 5.2 million shares of FTD common stock have been reserved for issuance of awards. At June 30, 2015, the Company had 4.8 million shares available for issuance under the Amended and Restated 2013 Plan. In addition, in July 2015, eligible employees of the Company were able to participate in the FTD Companies, Inc. 2015 Employee Stock Purchase Plan which was also approved by stockholders in June 2015.

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

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. INCENTIVE COMPENSATION PLANS (Continued)

        The following table summarizes the non-cash stock-based compensation incurred in the quarters ended June 30, 2015 and 2014, respectively, that has been included in the condensed consolidated statements of operations (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenues	$14	$26	$29	$59
Sales and marketing	680	644	1,137	1,160
General and administrative	1,704	1,231	3,174	2,344

Total stock-based compensation	$2,398	$1,901	$4,340	$3,563

12. INCOME TAXES

        During the quarter ended June 30, 2015, the Company recorded a tax provision of $0.5 million on pre-tax income of $18.3 million, compared to a tax provision of $5.2 million on pre-tax income of $9.9 million for the quarter ended June 30, 2014. The effective tax rate decreased for the quarter ended June 30, 2015, as compared to the quarter ended June 30, 2014, primarily due to anticipated book losses in the U.S. resulting from the amortization of intangibles acquired in the Acquisition.

        During the six months ended June 30, 2015, the Company recorded a tax provision of $0.3 million on pre-tax income of $20.2 million, compared to a tax provision of $10.3 million on pre-tax income of $24.6 million for the six months ended June 30, 2014. The effective tax rate decreased for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to anticipated book losses in the U.S. resulting from the amortization of intangibles acquired in the Acquisition.

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

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. EARNINGS PER SHARE (Continued)

        The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$17,819	$4,709	$19,853	$14,329
Income allocated to participating securities	(368)	(109)	(400)	(312)

Net income attributable to common stockholders	$17,451	$4,600	$19,453	$14,017

Denominator:
Basic average common shares outstanding	28,692,592	18,932,162	28,953,470	18,904,713

Add: Dilutive effect of non-participating securities	34,939	38,068	50,669	45,252

Diluted average common shares outstanding	28,727,531	18,970,230	29,004,139	18,949,965

Basic earnings per common share	$0.61	$0.24	$0.67	$0.74

Diluted earnings per common share	$0.61	$0.24	$0.67	$0.74

        In connection with the Acquisition, the Company issued 10,203,010 shares of FTD common stock to Liberty. The diluted earnings per common share computations exclude stock options and RSUs which are antidilutive. Weighted-average antidilutive shares for the quarter and six months ended June 30, 2015, were 0.6 million and 0.4 million, respectively.

14. RESTRUCTURING AND OTHER EXIT COSTS

        Restructuring and other exit costs were as follows (in thousands):

	Employee Termination Costs	Facility Closure Costs	Asset Impairments	Total
Accrued as of December 31, 2014	$2,144	$—	$—	$2,144
Charges	1,995	1,135	1,282	4,412
Cash paid	(3,288)	(167)	—	(3,455)
Other adjustments	—	(55)	(1,282)	(1,337)

Accrued as of June 30, 2015	$851	$913	$—	$1,764

        During the six months ended June 30, 2015, the Company incurred restructuring and other exit costs of $4.4 million primarily related to severance and lease termination costs related to the shutdown of certain of the Provide Commerce developing businesses and two distribution centers, as well as other headcount reductions related to the integration of the Provide Commerce and legacy FTD businesses.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. CONTINGENCIES—LEGAL MATTERS

        In 2010, FTD.COM and Classmates, Inc. (a wholly-owned subsidiary of United Online) received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that consists of the Attorneys General for the following states: Alabama, Alaska, Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, Nebraska, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, Texas, Vermont, Washington, and Wisconsin. The primary focus of the inquiry concerned certain post transaction sales practices in which these companies previously engaged with certain third party vendors. In the second quarter of 2012, FTD.COM and Classmates, Inc. received an offer of settlement from the Multistate Work Group consisting of certain injunctive relief and the consideration of two areas of monetary relief: (1) restitution to consumers and (2) a $20 million payment by these companies for the violations alleged by the Multistate Work Group and to reimburse the Multistate Work Group for its investigation costs. FTD.COM and Classmates, Inc. rejected the Multistate Work Group's offer. Following additional discussions with the Multistate Work Group, on December 23, 2014, FTD.COM and Classmates, Inc. submitted a proposal to resolve the matter without admitting liability by making a settlement payment in an aggregate amount of $8 million relating to both companies and $2.5 million restitution by Classmates, Inc. to a group of purchasers of its subscription services. On January 15, 2015, the Multistate Work Group responded to the companies' December 23, 2014 offer with a counter offer seeking a payment from FTD.COM and Classmates, Inc. of $8 million relating to both companies and restitution from Classmates, Inc. of $3 million. In March 2015, FTD.COM and Classmates, Inc. accepted the Multistate Work Group's latest counter offer. Final settlement agreements have been approved by the respective court in each of the States listed above and the respective settlement payments, totaling $2.8 million, were made by FTD.COM to the various states in 2015.

        There are no assurances that additional governmental investigations or other legal actions will not be instituted in connection with the Company's former post-transaction sales practices or other current or former business practices. The Company cannot predict the outcome of governmental investigations or other legal actions or their potential implications for its business.

        The Separation and Distribution Agreement which was executed between FTD and United Online in connection with the Company's November 2013 separation from United Online (the "Separation") provides United Online with the right to control the litigation and settlement of certain litigation matters that relate to United Online, its predecessors and its consolidated subsidiaries and the Company, its predecessors and its consolidated subsidiaries, and which were asserted before the Separation, as well as specified litigation matters which are asserted after the Separation. These matters include the ongoing matters relating to the Company's former post transaction sales practices or other current or former business practices described above. The Separation and Distribution Agreement also provides for the allocation of liabilities and expenses between United Online and the Company with respect to these matters. In May 2015, FTD and United Online entered into an amendment to the Separation and Distribution Agreement providing for the parties to jointly coordinate the litigation and settlement of certain specified litigation matters which are asserted after the Separation. In addition, pursuant to such amendment, the foregoing obligations of the parties will terminate on May 20, 2017, provided that for certain matters that may be pending as of such date, such obligations will terminate no later than May 20, 2019. The Separation and Distribution Agreement also establishes procedures with respect to claims subject to indemnification, insurance claims, and related matters. The Company

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. CONTINGENCIES—LEGAL MATTERS (Continued)

and United Online may not prevail in existing or future claims and any judgments against the Company, or settlement or resolution of such claims may involve the payment of significant sums, including damages, fines, penalties, or assessments, or changes to the Company's business practices.

        In December 2008, Interflora, Inc. (in which the Company has a two-thirds ownership interest) and Interflora issued proceedings against Marks and Spencer plc ("Marks and Spencer") seeking injunctive relief, damages, interest, and costs in an action claiming infringement of U.K. trademark registration number 1329840 and European Community trademark registration number 909838, both for the word "Interflora". Marks and Spencer did not make a counterclaim. In July 2009, the High Court of Justice of England and Wales (the "High Court"), referred certain questions to the Court of Justice of European Union ("CJEU") for a preliminary ruling. In September 2011, the CJEU handed down its judgment on the questions referred by the High Court. In February 2012, the High Court scheduled the trial for April 2013. In September 2012, Interflora executed an indemnity agreement by which Interflora agreed to indemnify Interflora, Inc. against all losses and expenses arising out of this action which Interflora, Inc. may incur after July 10, 2012. The trial in this matter concluded in April 2013. In May 2013, the High Court ruled that Marks and Spencer infringed the Interflora trademarks. In June 2013, the High Court issued an injunction prohibiting Marks and Spencer from infringing the Interflora trademarks in specified jurisdictions and ordered Marks and Spencer to provide certain disclosures in order for damages to be quantified. The High Court granted Marks and Spencer permission to appeal the ruling. The appeal was heard by the Court of Appeal at a hearing held July 8-10, 2014. On November 5, 2014, the Court of Appeal issued its judgment upholding the appeal but did not determine the case in favor of either party, and instead remitted the case for a retrial by the High Court. On November 12, 2014, the Court of Appeal determined the order from its judgment, which became effective as of November 18, 2014, setting aside the order of the High Court from June of 2013. The part of the order lifting the injunction prohibiting Marks and Spencer from infringing the Interflora trademarks was lifted on December 2, 2014. At a case management conference on June 18, 2015, the High Court ordered that the parties take certain steps to allow it to determine the scope of the evidence at a resumed case management conference in November and ordered that the parties attend court to set a date for a six day retrial before the High Court. The retrial is currently expected to occur in April 2016.

        Commencing on August 19, 2009, the first of a series of consumer class action lawsuits was brought against Provide Commerce, Inc. and co-defendant Regent Group, Inc. d/b/a Encore Marketing International ("EMI"). These cases were ultimately consolidated during the next three years into Case No. 09 CV 2094 in the United States District Court for the Southern District of California under the title In re EasySaver Rewards Litigation. Plaintiffs' claims arise from their online enrollment in subscription based membership programs known as EasySaver Rewards, RedEnvelope Rewards, and Preferred Buyers Pass (collectively the "Membership Programs"). Plaintiffs claim that after they ordered items from certain of Provide Commerce's websites, they were presented with an offer to enroll in one of the Membership Programs, each of which is offered and administered by EMI. Plaintiffs purport to represent a putative nationwide class of consumers allegedly damaged by Provide Commerce's purported unauthorized or otherwise allegedly improper transferring of the putative class members' billing information to EMI, who then posted allegedly unauthorized charges to their credit or debit card accounts for membership fees for the Membership Programs. On February 22, 2010, Provide Commerce and EMI respectively filed motions to dismiss. On August 13, 2010, the court entered an

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. CONTINGENCIES—LEGAL MATTERS (Continued)

order granting in part and denying in part the motions. Between August 13, 2010, and December 2011, plaintiffs filed various amended complaints and added or dismissed certain named plaintiffs. Plaintiffs filed the fourth amended complaint on December 14, 2011. The fourth amended complaint is the operative complaint. Plaintiffs assert ten claims against Provide Commerce and EMI in the fourth amended complaint: (1) breach of contract (against Provide Commerce only); (2) breach of contract (against EMI only); (3) breach of implied covenant of good faith and fair dealing; (4) fraud; (5) violations of the California Consumers Legal Remedies Act; (6) unjust enrichment; (7) violation of the Electronic Funds Transfer Act (against EMI only); (8) invasion of privacy; (9) negligence; and (10) violations of the Unfair Competition Law. Plaintiffs assert their claims individually and on behalf of a putative nationwide class. Plaintiffs sought damages, attorneys' fees, and costs. Provide Commerce and EMI filed motions to dismiss the claims of plaintiffs Lawler, Walters, Cox, and Dickey on January 24, 2012. The motions to dismiss were fully briefed as of February 23, 2012, but the court had not yet conducted a hearing or ruled on the motions. The parties participated in numerous settlement conferences and mediations throughout the case in an effort to resolve this matter. On April 9, 2012, the parties reached an agreement on the high level terms of a settlement, conditioned on the parties negotiating and executing a complete written agreement. In the weeks following April 9, 2012, the parties negotiated a formal written settlement agreement ("Settlement"). Upon reaching the Settlement, the hearing on the motions to dismiss was vacated, and Provide Commerce and EMI have not answered the fourth amended complaint in light of the Settlement. The court granted the plaintiffs' unopposed motion for preliminary approval of the Settlement on June 13, 2012. After notice to the class and briefing by the parties, the court conducted a final approval hearing (also known as a fairness hearing) on January 28, 2013, and took the matter under submission at the conclusion of the hearing. On February 4, 2013, the court entered its final order approving class action settlement, granting plaintiffs' motion for attorneys' fees, costs, and incentive awards, and overruling objections filed by a single objector to the Settlement. The court entered judgment on the settlement on February 21, 2013. The objector filed a notice of appeal with the Ninth Circuit Court of Appeals on March 4, 2013. After the completion of briefing, the Ninth Circuit set oral argument on the appeal for February 2, 2015. But on January 29, 2015, the Ninth Circuit entered an order deferring argument and resolution of the appeal pending the Ninth Circuit's decision in a matter captioned Frank v. Netflix, No. 12 15705+. The Ninth Circuit issued its opinion in Frank v. Netflix, No. 12 15705+ on February 27, 2015, affirming the district court's approval of a settlement between Walmart and a class of Netflix DVD subscribers. On March 19, 2015, the Ninth Circuit entered an order vacating the judgment in this matter and remanding it to the district court for further proceedings consistent with Frank v. Netflix. The Ninth Circuit's mandate issued on April 14, 2015, and the matter is now pending before the district court to consider final approval of the Settlement in light of Frank v. Netflix. On April 23, 2015, the district court entered an order reopening the case and ordering the parties to jointly submit a memorandum summarizing the import of the Frank v. Netflix decision and stating their intentions going forward. On May 4, 2015, such memorandum was filed by the parties and the objector also filed his own memorandum regarding these same topics on such date. After receiving the parties and objector's memoranda, the district court ordered supplemental briefing on the issue of final settlement approval on May 21, 2015. The parties filed their respective opening supplemental briefs on June 18, 2015, the objector filed his opposition supplemental brief on July 2, 2015, and the parties filed their respective reply supplemental briefs on July 16, 2015. The district court has not yet set the hearing date for the pending final settlement approval motion.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. CONTINGENCIES—LEGAL MATTERS (Continued)

        The Company records a liability when it believes that it is both probable that a loss has been incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate, (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At June 30, 2015 and December 31, 2014, the Company had reserves totaling $3.1 million and $5.4 million, respectively, for estimated losses related to certain legal matters. With respect to other legal matters, the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

16. SUPPLEMENTAL CASH FLOW INFORMATION

        The following table sets forth supplemental cash flow disclosures (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash paid for interest	$4,121	$2,352
Cash paid for income taxes, net	$14,202	$10,055

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a premier floral and gifting company with a vision to be the leading and most trusted floral and gifting company in the world. Our mission is to inspire, support, and delight our customers when expressing life's most important sentiments. We provide floral, specialty foods, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. Our business uses the highly-recognized FTD®, Interflora® (both supported by the iconic Mercury Man® logo), ProFlowers®, Shari's Berries®, and Personal Creations® brands. While we operate primarily in the United States ("U.S."), Canada, the United Kingdom ("U.K."), and the Republic of Ireland, we have worldwide presence as our Mercury Man logo is displayed in nearly 40,000 floral shops in approximately 150 countries. Our portfolio of brands also includes Flying Flowers, Flowers Direct, and Drake Algar in the U.K., and Cherry Moon Farms®, Gifts.com™, Sincerely™, and RedEnvelope® in the U.S. While floral arrangements and plants are our primary offerings, we also market and sell gift items, including gourmet-dipped berries, chocolate dip delights™ and other sweets, personalized gifts, premium fresh fruits, gift baskets, wine and champagne, jewelry and spa products.

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

Reportable Segments

        Prior to the Acquisition, we reported our business operations in three reportable segments: Consumer, Florist and International. As a result of the Acquisition, which was completed on December 31, 2014, we began reporting our business in four reportable segments: Consumer, Florist, International, and Provide Commerce.

        Through our Consumer segment, we are a leading direct marketer of floral and gift products for consumers, primarily in the U.S. and Canada. Our Consumer segment operates primarily through the www.ftd.com website, associated mobile sites, and the 1-800-SEND-FTD telephone number. Through our Florist segment, we are a leading provider of products and services to our floral network members, which include traditional retail florists and other non-florist retail locations, primarily in the U.S. and Canada. We also provide products and services to other companies in need of floral and gifting solutions. Our International segment consists of Interflora, which operates primarily in the U.K. and the Republic of Ireland. Interflora is a leading direct marketer of floral and gift products for consumers and operates primarily through its www.interflora.co.uk, www.flyingflowers.co.uk, and www.interflora.ie websites, associated mobile sites, and various telephone numbers. Interflora also provides products and services to floral network members, funeral directors, independent gift shops, other retailers, and to other companies in need of floral and gifting solutions. Through our Provide Commerce segment, we are a leading direct marketer of floral and gift products for consumers, including specialty foods, personalized gifts, and other gifting products, primarily in the U.S. We operate primarily through our www.proflowers.com, www.berries.com, www.personalcreations.com, www.cherrymoonfarms.com, www.proplants.com, and www.gifts.com websites, associated mobile sites, mobile applications and various telephone numbers.

Items Affecting Comparability of Financial Results

        As the Acquisition was completed on December 31, 2014, the Company's condensed consolidated statements of operations for the quarter and six months ended June 30, 2014, did not include the operations of the Provide Commerce segment. The financial information provided related to Provide Commerce for the quarter and six months ended June 30, 2014, is provided for informational purposes only and is unaudited. These unaudited pre-acquisition results of operations of Provide Commerce do not purport to be indicative of the results of future operations of the Provide Commerce segment or the results that would have actually been attained had the Acquisition been completed on or prior to January 1, 2014.

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

        Consumer orders.    We monitor the number of consumer orders for floral, gift, and related products during a given period. Consumer orders are orders delivered during the period that originated in the U.S. and Canada, primarily from the www.ftd.com, www.proflowers.com, www.berries.com, and www.personalcreations.com websites, associated mobile sites and mobile applications, the 1-800-SEND-FTD telephone number and various other telephone numbers; and in the U.K. and the Republic of Ireland, primarily through the www.interflora.co.uk, www.flyingflowers.co.uk, and www.interflora.ie websites, associated mobile sites, and various telephone numbers. The number of consumer orders is not adjusted for non-delivered orders that are refunded on or after the scheduled delivery date. Orders originating with a florist or other retail location for delivery to consumers are not included as part of this number.

        Average order value.    We monitor the average value for consumer orders delivered in a given period, which we refer to as the average order value. Average order value represents the average amount received for consumer orders delivered during a period. The average order value of consumer orders within our Consumer, International, and Provide Commerce segments is tracked in their local currency, the U.S. Dollar ("USD") for both the Consumer and Provide Commerce segments and the British Pound ("GBP") for the International segment. The local currency amounts received for the International segment are then translated into U.S. dollars at the average currency exchange rate for the period. Average order value includes merchandise revenues and shipping or service fees paid by the consumer, less discounts and refunds (net of refund-related fees charged to floral network members).

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

        The table below sets forth, for the periods presented, our consolidated revenues, segment revenues, segment operating income, consumer orders, average order values, average revenues per member, and average currency exchange rates. The results of operations for Provide Commerce for the quarter and six months ended June 30, 2014, are set forth below and were derived from the unaudited pre-Acquisition results of operations of Provide Commerce. These unaudited pre-Acquisition results of operations of Provide Commerce have been included herein for informational purposes only and do not purport to be indicative of the results of future operations of the Provide Commerce segment or the results that would have actually been attained had the Acquisition been completed on or prior to January 1, 2014.

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except for average order values, average revenues per member, and exchange rates)
Consolidated:
Consolidated revenues	$365,801	$168,094	$197,707	118%	$733,582	$357,947	$375,635	105%
Consumer:
Segment revenues(a)	$97,652	$96,053	$1,599	2%	$185,722	$183,669	$2,053	1%
Segment operating income	$10,884	$10,588	$296	3%	$18,354	$18,678	$(324)	(2)%
Consumer orders	1,343	1,342	1	—%	2,511	2,541	(30)	(1)%
Average order value	$68.74	$67.55	$1.19	2%	$69.97	$68.27	$1.70	3%
Florist:
Segment revenues(a)	$43,165	$41,713	$1,452	3%	$89,169	$87,823	$1,346	2%
Segment operating income	$12,113	$12,078	$35	—%	$26,260	$25,246	$1,014	4%
Average revenues per member	$3,456	$3,203	$253	8%	$7,076	$6,582	$494	8%
International:
Segment revenues (in USD)	$33,906	$35,835	$(1,929)	(5)%	$89,162	$96,832	$(7,670)	(8)%
Segment revenues (in GBP)	£22,096	£21,280	£816	4%	£58,613	£58,078	£535	1%
Segment operating income (in USD)	$3,823	$3,533	$290	8%	$11,800	$11,567	$233	2%
Consumer orders	539	535	4	1%	1,426	1,456	(30)	(2)%
Average order value (in USD)	$51.64	$55.68	$(4.04)	(7)%	$51.29	$55.55	$(4.26)	(8)%
Average order value (in GBP)	£33.66	£33.08	£0.58	2%	£33.73	£33.33	£0.40	1%
Average currency exchange rate: GBP to USD	1.53	1.68			1.52	1.67
Provide Commerce:
Segment revenues(a)	$196,548	$222,790	$(26,242)	(12)%	$379,784	$414,579	$(34,795)	(8)%
Segment operating income	$26,074	$13,976	$12,098	87%	$34,986	$24,421	$10,565	43%
Consumer orders	4,023	4,637	(614)	(13)%	7,603	8,441	(838)	(10)%
Average order value	$48.63	$47.68	$0.95	2%	$49.64	$48.73	$0.91	2%

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

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Revenues	$365,801	$168,094	$197,707	118%	$733,582	$357,947	$375,635	105%
Operating expenses:
Cost of revenues	228,027	105,823	122,204	115%	464,452	229,312	235,140	103%
Sales and marketing	70,638	29,418	41,220	140%	147,050	59,946	87,104	145%
General and administrative	29,363	17,039	12,324	72%	62,498	32,937	29,561	90%
Amortization of intangible assets	15,336	4,429	10,907	246%	30,737	8,841	21,896	248%
Restructuring and other exit costs	2,244	287	1,957	682%	4,412	287	4,125	1,437%

Total operating expenses	345,608	156,996	188,612	120%	709,149	331,323	377,826	114%

Operating income	20,193	11,098	9,095	82%	24,433	26,624	(2,191)	(8)%
Interest expense, net	(2,359)	(1,243)	(1,116)	(90)%	(4,667)	(2,481)	(2,186)	(88)%
Other (expense) income, net	437	86	351	408%	426	472	(46)	(10)%

Income before income taxes	18,271	9,941	8,330	84%	20,192	24,615	(4,423)	(18)%
Provision for income taxes	452	5,232	(4,780)	(91)%	339	10,286	(9,947)	(97)%

Net income	$17,819	$4,709	$13,110	278%	$19,853	$14,329	$5,524	39%

Consolidated Revenues

        Consolidated revenues increased $197.7 million for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014. Foreign currency exchange rates unfavorably impacted revenues by $3.3 million during the quarter ended June 30, 2015. The increase in consolidated revenues was primarily due to $196.5 million of revenues associated with our Provide Commerce segment, a $1.6 million increase in revenues from our Consumer segment, and a $1.5 million increase in revenues from our Florist segment, partially offset by a $1.9 million decrease ($1.4 million increase in constant currency) in revenues from our International segment.

        Consolidated revenues increased $375.6 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. Foreign currency exchange rates unfavorably impacted revenues by $8.6 million during the six months ended June 30, 2015. The increase in consolidated revenues was primarily due to $379.8 million of revenues associated with our Provide Commerce segment, a $2.1 million increase in revenues from our Consumer segment, and a $1.3 million increase in revenues from our Florist segment, partially offset by a $7.7 million decrease ($0.9 million increase in constant currency) in revenues from our International segment.

Consolidated Cost of Revenues

        Consolidated cost of revenues increased $122.2 million for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014. Foreign currency exchange rates had a $2.2 million favorable impact on cost of revenues for the quarter ended June 30, 2015. The increase in consolidated cost of revenues was primarily due to $121.5 million of cost of revenues associated with our Provide Commerce segment, partially offset by a $1.8 million decrease (increase of $0.4 million in constant currency) in cost of revenues associated with our International segment, a $1.0 million increase in cost of revenues associated with our Florist segment, and a $0.6 million increase in cost of revenues associated with our Consumer segment. In addition depreciation expense increased $1.0 million for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014. Consolidated cost of revenues, as a percentage of consolidated revenues, was 62% for the quarter ended June 30, 2015, compared to 63% for the quarter ended June 30, 2014.

        Consolidated cost of revenues increased $235.1 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. Foreign currency exchange rates had a $5.9 million favorable impact on cost of revenues for the six months ended June 30, 2015. The increase in consolidated cost of revenues was primarily due to $239.5 million of cost of revenues associated with our Provide Commerce segment, partially offset by a $6.0 million decrease (flat in constant currency) in cost of revenues associated with our International segment and a $0.2 million decrease in cost of revenues associated with our Consumer segment. Cost of revenues associated with our Florist segment was flat for the six months ended June 30, 2014, compared to the six months ended June 30, 2014. In addition, depreciation expense increased $1.9 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. Consolidated cost of revenues, as a percentage of consolidated revenues, was 63% for the six months ended June 30, 2015, compared to 64% for the six months ended June 30, 2014.

Consolidated Sales and Marketing

        Consolidated sales and marketing expenses increased $41.2 million during the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014. Foreign currency exchange rates had a $0.4 million favorable impact on sales and marketing expenses for the quarter ended June 30, 2015. The increase in consolidated sales and marketing expenses was primarily due to $40.2 million of sales and marketing expenses associated with our Provide Commerce segment and increases of $0.8 million and $0.5 million in sales and marketing expenses associated with our Consumer and Florist segments, respectively, partially offset by a $0.4 million decrease (flat in constant currency) in sales and marketing expenses associated with our International segment. Consolidated sales and marketing expenses, as a percentage of consolidated revenues, was 19% for the quarter ended June 30, 2015, compared to 18% for the quarter ended June 30, 2014.

        Consolidated sales and marketing expenses increased $87.1 million during the six months ended June 30, 2015, compared to the six months ended June 30, 2014. Foreign currency exchange rates had a $0.9 million favorable impact on sales and marketing expenses for the six months ended June 30, 2015. The increase in consolidated sales and marketing expenses was primarily due to $85.5 million of sales and marketing expenses associated with our Provide Commerce segment, increases of $2.7 million and $0.5 million in sales and marketing expenses associated with our Consumer and Florist segments, respectively, partially offset by a $1.7 million decrease ($0.7 million in constant currency) in sales and marketing expenses associated with our International segment. Consolidated sales and marketing expenses, as a percentage of consolidated revenues, was 20% for the six months ended June 30, 2015, compared to 17% for the six months ended June 30, 2014.

Consolidated General and Administrative

        Consolidated general and administrative expenses increased $12.3 million for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014. The increase in consolidated general and administrative expenses was primarily due to $8.8 million of general and administrative expenses associated with our Provide Commerce segment, excluding depreciation. In addition, during the quarter ended June 30, 2015, depreciation expense increased $2.2 million primarily due to assets acquired in the Acquisition. Further, personnel-related costs increased $1.6 million due to increased headcount, stock-based compensation, and other compensation costs. Costs related to insurance and other professional services fees also increased by $0.6 million. Partially offsetting these increases was a decrease in our transaction and integration-related costs of $0.7 million and a decrease in litigation and dispute settlement charges of $0.3 million in the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014. Consolidated general and administrative expenses, as a percentage of consolidated revenues, was 8% for the quarter ended June 30, 2015, compared to 10% for the quarter ended June 30, 2014.

        Consolidated general and administrative expenses increased $29.6 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. The increase in consolidated general and administrative expenses was primarily due to $19.8 million of general and administrative expenses associated with our Provide Commerce segment, excluding depreciation. In addition, during the six months ended June 30, 2015, depreciation expense increased $4.0 million primarily due to assets acquired in the Acquisition. Further, consolidated general and administrative expenses increased $3.3 million due to transaction and integration-related costs, primarily associated with the acquisition of Provide Commerce. Personnel-related costs increased $2.4 million, primarily due to increased headcount, stock-based compensation, and other compensation costs. Consolidated general and administrative expenses, as a percentage of consolidated revenues, was 9% for the six months ended June 30, 2015, consistent with the six months ended June 30, 2014.

Amortization of Intangible Assets

        Amortization of intangible assets increased $10.9 million and $21.9 million for the quarter and six months ended June 30, 2015, compared to the quarter and six months ended June 30, 2014, respectively, primarily due to the addition of intangible assets acquired in the Acquisition.

Restructuring and Other Exit Costs

        During the quarter and six months ended June 30, 2015, the Company incurred restructuring and other exit costs of $2.2 million and $4.4 million, respectively, associated with headcount reductions related to the integration of the Provide Commerce and legacy FTD businesses as well as severance, lease termination, and other exit costs related to the shutdown of certain of the Provide Commerce developing businesses in the first quarter and two distribution centers in the second quarter of 2015. During the quarter and six months ended June 30, 2014, we incurred restructuring and other exit costs of $0.3 million primarily related to closure of various U.K. garden center concession stands.

Interest Expense, Net

        Interest expense increased $1.1 million and $2.2 million for the quarter and six months ended June 30, 2015, compared to the quarter and six months ended June 30, 2014, respectively, due primarily to higher debt principal balances outstanding associated with the incremental borrowing for the Acquisition as well as higher interest rates and increased amortization of both the interest rate cap and deferred financing fees.

Provision for Income Taxes

        During the quarter ended June 30, 2015, we recorded a tax provision of $0.5 million on pre-tax income of $18.3 million, compared to a tax provision of $5.2 million on pre-tax income of $9.9 million for the quarter ended June 30, 2014. The effective tax rate decreased primarily due to anticipated book losses in the U.S. resulting from the amortization of the intangibles acquired in the Acquisition.

        During the six months ended June 30, 2015, we recorded a tax provision of $0.3 million on pre-tax income of $20.2 million, compared to a tax provision of $10.3 million on pre-tax income of $24.6 million for the six months ended June 30, 2014. The effective tax rate decreased primarily due to anticipated book losses in the U.S. resulting from the amortization of the intangibles acquired in the Acquisition.

BUSINESS SEGMENT OPERATING RESULTS

        Prior to the Acquisition, the Company reported its business operations in three reportable segments: Consumer, Florist, and International. As a result of the Acquisition, the Company began reporting its business in four reportable segments: Consumer, Florist, International, and Provide Commerce. Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges or gains, transaction and integration-related costs, and restructuring and other exit costs. Stock-based compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income (expense).

CONSUMER SEGMENT

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages and average order values)
Segment revenues	$97,652	$96,053	$1,599	2%	$185,722	$183,669	$2,053	1%
Segment operating income	$10,884	$10,588	$296	3%	$18,354	$18,678	$(324)	(2)%
Key metrics and other financial data:
Consumer orders	1,343	1,342	1	—%	2,511	2,541	(30)	(1)%
Average order value	$68.74	$67.55	$1.19	2%	$69.97	$68.27	$1.70	3%
Segment operating margin	11%	11%			10%	10%

Consumer Segment Revenues

        Consumer segment revenues increased $1.6 million, or 2%, for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014, primarily driven by a 2% increase in average order value associated with our sympathy business, consumers upgrading to higher value offerings, and other merchandising improvements.

        Consumer segment revenues increased $2.1 million, or 1%, for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily driven by a 3% increase in average order value associated with our sympathy business, consumers upgrading to higher value offerings, and other merchandising improvements, partially offset by a 1% decrease in consumer order volume. Consumer order volume declined during the Valentine's Day and Mother's Day holiday periods, offset in part by growth in order volume outside of these holiday periods.

Consumer Segment Operating Income

        Consumer segment operating income increased $0.3 million, or 3%, for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014, as revenue increased $1.6 million while operating expenses increased by $1.3 million. Cost of revenues increased $0.6 million primarily driven by an increase in product costs associated with the higher revenues. Sales and marketing expenses increased $0.8 million primarily due to increased costs on certain partner programs, including sympathy, which was only partially mitigated by reduced spending in other channels, including online. Consumer segment operating margin remained consistent at 11% for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014.

        Consumer segment operating income decreased $0.3 million, or 2%, for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, as revenue increased $2.1 million while operating expenses increased by $2.4 million. Cost of revenues decreased $0.2 million as increases related to higher average order values were more than offset by decreases associated with fewer orders as well as cost favorability related to both product and shipping costs. Sales and marketing expenses increased $2.7 million primarily due to increased spending on certain partner programs including sympathy, as well as testing of other marketing programs. The consumer segment operating margin remained consistent at 10% for the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

FLORIST SEGMENT

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages and average revenues per member)
Segment revenues	$43,165	$41,713	$1,452	3%	$89,169	$87,823	$1,346	2%
Segment operating income	$12,113	$12,078	$35	—%	$26,260	$25,246	$1,014	4%
Key metrics and other financial data:
Average revenues per member	$3,456	$3,203	$253	8%	$7,076	$6,582	$494	8%
Segment operating margin	28%	29%			29%	29%

Florist Segment Revenues

        Florist segment revenues increased $1.5 million for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014. Product revenues increased $1.8 million primarily due to an increase in sales of fresh flowers. Services revenues decreased $0.3 million due to a $0.5 million decrease in subscription and other services revenues, partially offset by a $0.2 million increase in order-related revenues. Average revenues per member increased 8% to $3,456 for the quarter ended June 30, 2015, compared to $3,203 for the quarter ended June 30, 2014.

        Florist segment revenues increased $1.3 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. Product revenues increased $1.9 million primarily due to an increase in sales of fresh flowers. Services revenues decreased $0.6 million due to a $1.3 million decrease in subscription and other services revenues, partially offset by a $0.7 million increase in order-related revenues. Average revenues per member increased 8% to $7,076 for the six months ended June 30, 2015, compared to $6,582 for the six months ended June 30, 2014.

Florist Segment Operating Income

        Florist segment operating income remained flat for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014, as revenue increased $1.5 million while operating expenses increased by $1.5 million. Cost of revenues increased $1.0 million, primarily driven by the increase in product revenues. Sales and marketing expenses increased $0.5 million associated with the increase in order related revenues. The Florist segment operating margin decreased slightly to 28% for the quarter ended June 30, 2015, compared to 29% in the quarter ended June 30, 2014.

        Florist segment operating income increased $1.0 million, or 4%, for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, as the revenue increase of $1.3 million was partially offset by a $0.3 million increase in operating expenses. Cost of revenues was flat for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. Sales and marketing expenses increased $0.5 million primarily due to a $1.1 million increase associated with the increase in order related revenues, which was partially offset by a $0.6 million reduction in other sales and marketing expenses and personnel-related costs. The Florist segment operating margin remained consistent at 29% for the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

INTERNATIONAL SEGMENT

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages, average order values, and exchange rates)
Segment revenues (in USD)	$33,906	$35,835	$(1,929)	(5)%	$89,162	$96,832	$(7,670)	(8)%
Segment revenues (in GBP)	£22,096	£21,280	£816	4%	£58,613	£58,078	£535	1%
Segment operating income (in USD)	$3,823	$3,533	$290	8%	$11,800	$11,567	$233	2%
Key metrics and other financial data:
Consumer orders	539	535	4	1%	1,426	1,456	(30)	(2)%
Average order value (in USD)	$51.64	$55.68	$(4.04)	(7)%	$51.29	$55.55	$(4.26)	(8)%
Average order value (in GBP)	£33.66	£33.08	£0.58	2%	£33.73	£33.33	£0.40	1%
Segment operating margin	11%	10%			13%	12%
Average currency exchange rate: GBP to USD	1.53	1.68			1.52	1.67

        We present certain results from our International segment on a constant currency basis. Such constant currency information compares results between periods as if foreign currency exchange rates had remained constant period-over-period. We calculate constant currency by applying the foreign currency exchange rate for the prior period to the local currency results for the current period.

International Segment Revenues

        International segment revenues decreased $1.9 million, or 5% (increased $1.4 million, or 4%, in constant currency), for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014. The increase in revenues in constant currency was primarily due to an increase in average order value of 2%, as well as an increase in consumer orders of 1%. In addition, revenues from Interflora's florist business increased, driven by sales of wholesale products and increases in member fee revenues.

        International segment revenues decreased $7.7 million, or 8% (increased $0.9 million, or 1%, in constant currency), for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. The increase in revenues in constant currency was primarily due to an increase in average order value of 1%, in addition to increased revenues from Interflora's florist business driven by sales of wholesale products and increases in member fee revenues. These increases were partially offset by a 2% decrease in consumer order volume, primarily related to declines in the Valentine's Day and U.K. Mother's Day holiday periods, offset in part by growth in order volume outside of these holiday periods.

International Segment Operating Income

        International segment operating income increased $0.3 million, or 8% ($0.7 million, or 19%, in constant currency), for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014. Revenue decreases of $1.9 million (increase of $1.4 million in constant currency) were offset by a decrease in operating expenses of $2.2 million ($0.7 million increase in constant currency). Cost of revenues decreased $1.8 million (increased $0.4 million in constant currency) primarily driven by an increase in consumer orders and wholesale revenues. Sales and marketing expenses decreased $0.4 million (flat in constant currency) due to the closure of the U.K. garden center concession stands in the prior year and reduced online and other marketing spend, offset by increased brand marketing spend. International segment operating margin increased to 11% for the quarter ended June 30, 2015, compared to 10% for the quarter ended June 30, 2014.

        International segment operating income increased $0.2 million, or 2% (increased $1.4 million, or 12%, in constant currency), for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. Revenue decreases of $7.7 million (increase of $0.9 million in constant currency) were offset by a decrease in operating expenses of $7.9 million ($0.5 million in constant currency). Cost of revenues decreased $6.0 million (flat in constant currency) primarily driven by a favorable change in foreign currency exchange rates. In constant currency, the decrease in cost of revenues related to decreases in consumer order revenue was offset by increases in costs associated with wholesale revenues. Sales and marketing expenses decreased $1.7 million ($0.7 million in constant currency) related to lower consumer order volume and closure of the U.K. garden center concession stands, partially offset by investments related to improving customer service metrics. International segment operating margin increased to 13% for the six months ended June 30, 2015, compared to 12% for the six months ended June 30, 2014.

PROVIDE COMMERCE SEGMENT

        The results of operations for Provide Commerce for the quarter and six months ended June 30, 2014 are set forth below and were derived from the unaudited pre-Acquisition results of operations of Provide Commerce. These unaudited pre-Acquisition results of operations of Provide Commerce have been included herein for informational purposes only and do not purport to be indicative of the results of future operations of the Provide Commerce segment or the results that would have actually been attained had the Acquisition been completed on or prior to January 1, 2014.

	Quarter Ended June 30,				Six Months Ended June 30,
		2014	Change			2014	Change
	2015	(Pre-Acquisition)	$	%	2015	(Pre-Acquisition)	$	%
	(in thousands, except percentages and average order values)
Segment revenues	$196,548	$222,790	$(26,242)	(12)%	$379,784	$414,579	$(34,795)	(8)%
Segment operating income	$26,074	$13,976	$12,098	87%	$34,986	$24,421	$10,565	43%
Key metrics and other financial data:
Consumer orders	4,023	4,637	(614)	(13)%	7,603	8,441	(838)	(10)%
Average order value	$48.63	$47.68	$0.95	2%	$49.64	$48.73	$0.91	2%
Segment operating margin	13%	6%			9%	6%

Provide Commerce Segment Revenues

        Provide Commerce segment revenues decreased $26.2 million, or 12%, for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014, primarily driven by a 13% decrease in consumer order volume partially offset by a 2% increase in average order value. The revenue decline primarily resulted from the ProFlowers business, which represented $24.3 million of the total decline. The Gourmet Foods business reported a modest decline during the Mother's Day holiday period with growth outside of that holiday period. The Personal Creations business reported growth in the quarter.

        Provide Commerce segment revenues decreased $34.8 million, or 8%, for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily driven by a 10% decrease in consumer order volume partially offset by a 2% increase in average order value. The revenue decline primarily resulted from the ProFlowers business, which represented $37.0 million of the total decline. Revenue in the Gourmet Foods business was consistent with the prior year and the Personal Creations business reported strong growth.

Provide Commerce Segment Operating Income

        Provide Commerce segment operating income increased $12.1 million, or 87%, for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014, primarily due to a $38.3 million decrease in operating expenses. The decrease in operating expenses was due primarily to reductions in product and shipping costs associated with the lower order volume, as well as planned reductions in marketing expenditures and personnel-related costs, during the quarter ended June 30, 2015. Provide Commerce segment operating margin increased to 13% for the quarter ended June 30, 2015, compared to 6% for the quarter ended June 30, 2014.

        Provide Commerce segment operating income increased $10.6 million, or 43%, for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily due to a $45.4 million decrease in operating expenses. The decrease in operating expenses was due primarily to reductions in product and shipping costs associated with the lower order volume, as well as planned reductions in marketing expenditures and personnel-related costs, during the six months ended June 30, 2015. Provide Commerce segment operating margin increased to 9% for the six months ended June 30, 2015, compared to 6% for the six months ended June 30, 2014.

UNALLOCATED EXPENSES

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Unallocated expenses	$11,543	$7,999	$3,544	44%	$25,054	$14,838	$10,216	69%

        Unallocated expenses include various corporate costs, such as corporate finance, legal, and human resources costs. In addition, unallocated expenses include stock-based compensation for all eligible Company employees, restructuring and other exit costs, transaction and integration-related costs, and litigation and dispute settlement charges or gains.

        Unallocated expenses increased $3.5 million for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014. The increase in unallocated expenses was primarily due to an increase in restructuring and other exit costs of $2.0 million. Personnel-related costs also increased by $1.6 million, due to increased headcount, stock-based compensation, and other compensation costs. During the quarter ended June 30, 2015, costs related to insurance and other professional services fees increased $0.8 million compared to the quarter ended June 30, 2014. Partially offsetting these increases was a decrease in our transaction and integration-related costs of $0.7 million and a decrease in litigation and dispute settlement charges of $0.3 million in the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014.

        Unallocated expenses increased $10.2 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. During the six months ended June 30, 2015 we incurred restructuring and other exit costs of $4.4 million associated with the Acquisition, compared to $0.3 million of restructuring costs incurred in the six months ended June 30, 2014 associated with the closure of various garden center concession stands in the U.K. During the six months ended June 30, 2015, our transaction and integration-related costs also increased $3.5 million compared to the six months ended June 30, 2014. Personnel-related costs increased $2.4 million, primarily due to increased headcount, stock-based compensation, and other compensation costs. Costs related to insurance and other professional services fees increased $1.1 million. Partially offsetting these increases was a decrease in litigation and dispute settlement charges of $1.0 million in the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

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

        The interest rates applicable to borrowings under the Amended and Restated Credit Agreement are based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to the Company's net leverage ratio. In addition, the Company pays a commitment fee ranging from 0.20% per annum to 0.40% per annum on the unused portion of the revolving credit facility. The interest rates (based on LIBOR) at June 30, 2015 under the term loan and the revolving credit facility were 2.28% and 2.19%, respectively. The commitment fee rate at June 30, 2015 was 0.30%. The Amended and Restated Credit Agreement contains customary representations and warranties, events of default, affirmative covenants, and negative covenants, that, among other things, require the Company to maintain compliance with a maximum net leverage ratio and a minimum consolidated fixed charge coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, and asset sales, and the Company's ability to incur additional debt and additional liens. The Company was in compliance with all covenants under the Amended and Restated Credit Agreement at June 30, 2015.

        The term loan is subject to amortization payments of $5 million per quarter and customary mandatory prepayments under certain conditions. During the six months ended June 30, 2015, the Company paid down $20 million of the amounts outstanding under the revolving credit facility. The outstanding balance of the term loan and all amounts outstanding under the revolving credit facility are due upon maturity in September 2019.

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

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

        Our total cash and cash equivalents balance decreased by $41.7 million to $53.9 million at June 30, 2015, compared to $95.6 million at December 31, 2014. Our summary cash flows for the periods presented were as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$27,396	$19,234
Net cash used for investing activities	$(17,467)	$(3,139)
Net cash used for financing activities	$(51,197)	$(1,031)

        Net cash provided by operating activities increased by $8.2 million. Net cash provided by operating activities is driven by our net income adjusted for non-cash items including, but not limited to, depreciation and amortization, deferred taxes, stock-based compensation, and changes in working capital. The increase in net cash provided by operating activities was due to an increase of $29.9 million in non-cash items and a $5.5 million increase in net income which was partially offset by a $27.3 million change in operating assets and liabilities. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing, and other factors.

        Net cash used for investing activities increased by $14.3 million due to payment of the post-closing working capital adjustment and an increase in purchases of property and equipment, both of which related to the Acquisition. We currently anticipate that our total capital expenditures for 2015 will be approximately $25 million. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities increased by $50.2 million. The increase in net cash used for financing activities was primarily due to the repayment of $30.0 million of outstanding amounts under the Amended and Restated Credit Agreement during the six months ended June 30, 2015. In addition, we paid $20.0 million to repurchase 673,042 shares of our common stock under the Repurchase Program, as described below, and $2.0 million related to withholding taxes on vested restricted stock units, during the six months ended June 30, 2015. During the six months ended June 30, 2014, we paid $1.8 million related to withholding taxes on vested restricted stock units. We withhold shares to cover withholding taxes on vested restricted stock units and pay these taxes in cash.

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

        On February 27, 2014, our board of directors authorized a common stock repurchase program (the "Repurchase Program") that allows us to repurchase up to $50 million of FTD common stock from time to time over a two-year period in both open market and privately negotiated transactions. No purchases were made under the Repurchase Program prior to 2015. As of June 30, 2015, the Company has repurchased 673,042 shares under the Repurchase Program at an average cost per share of $29.72.

Contractual Obligations and Other Commitments

        There have been no material changes, outside the ordinary course of business, related to the Company's contractual obligations or other commitments as disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

        At June 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

        In April 2015, FASB issued ASU No. 2015-03, Interest—Imputation of Interest, which simplifies the presentation of debt issuance costs, by requiring debt issuance costs related to a debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2015. The amendments should be applied on a retrospective basis. We expect that this update will reduce both other assets and the outstanding debt balance by approximately $5.7 million as of June 30, 2015.

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

        As permitted by interpretive guidance issued by the Securities and Exchange Commission ("SEC") staff, companies are allowed to exclude acquired businesses from their assessment of internal control over financial reporting during the first year after completion of an acquisition while integrating the acquired company. Accordingly, as Provide Commerce was acquired by the Company on December 31, 2014, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 excluded Provide Commerce. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report excludes any evaluation of the internal controls of Provide Commerce. Provide Commerce's assets and revenues represented approximately

49% and approximately 52% of the Company's consolidated total assets and consolidated total revenues, respectively, as of and for the six months ended June 30, 2015.

Changes in internal controls

        As the Company completed the acquisition of Provide Commerce on December 31, 2014, the Company continues to evaluate the internal controls of Provide Commerce and the impact of Provide Commerce on the Company's internal control over financial reporting. Except as described in this Item 4, during the Company's most recent quarter, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        As part of the Company's continuing review of Provide Commerce's internal controls, the Company's corporate accounting staff is providing expertise and oversight in relation to technical GAAP matters. In addition, the Company is implementing plans to improve the competency and staffing of the accounting department of the Provide Commerce segment. The assessment of internal controls related to information technology and the implementation of plans to improve the general information technology controls for this segment is underway. The Company will include Provide Commerce in its evaluation of internal control over financial reporting that will be included in its Annual Report on Form 10-K for the year ending December 31, 2015.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECRUITIES AND USE OF PROCEEDS

        The following table provides information regarding repurchases of our common stock during the quarter ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
April 1 - April 30	341,958	$29.24	341,958	1,026,074
May 1 - May 31	—	—	—	—
June 1 - June 30	—	—	—	—

Total	341,958	$29.24	341,958	1,026,074

(a)
On February 27, 2014, the Company's board of directors authorized the Repurchase Program, a common stock repurchase program that allows FTD Companies, Inc. to repurchase up to $50 million of its common stock from time to time over a two-year period in both open market and privately negotiated transactions. No purchases were made under the Repurchase Program prior to 2015.

(b)
Maximum number of shares based on average price paid per share (which includes commission).

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

Date: August 5, 2015	FTD COMPANIES, INC. (Registrant)
	By:	/s/ BECKY A. SHEEHAN Becky A. Sheehan Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
10.1	Amendment to Service Agreement between Liberty Interactive Corporation and Provide Commerce, Inc.		10-Q	001-35901	5/8/15
10.2	Purchase and Sale Agreement dated as of April 30, 2015 by and between Provide Creations, Inc. and Provide Gifts, Inc.		10-Q	001-35901	5/8/15
10.3	Amendment No. 1 to Separation and Distribution Agreement by and between United Online, Inc. and FTD Companies, Inc.	X
10.4	Form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Annual Grant)	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X