Form 10-Q
period 2015-09-30
FTD Companies, Inc.
filed 2015-11-06
CIK 1575360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number 001‑35901

FTD Companies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	32‑0255852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3113 Woodcreek Drive, Downers Grove, Illinois (Address of principal executive offices)	60515 (Zip Code)

(630) 719‑7800

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

There were 28,666,772 shares of the Registrant’s common stock outstanding at November 2, 2015.

FTD COMPANIES, INC.

In this document, references to “FTD Companies,” “FTD,” the “Company,” “we,” “us,” and “our” refer to FTD Companies, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

Forward‑Looking Statements

This Quarterly Report on Form 10‑Q contains certain forward‑looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward‑looking statements. These forward‑looking statements include, but are not limited to, statements about our strategies; statements regarding expected synergies and benefits of our acquisition of Provide Commerce, Inc.; expectations about future business plans, prospective performance and opportunities, including potential acquisitions; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness and invest in initiatives; our products and services; pricing; marketing plans; competition; settlement of legal matters; and the impact of accounting changes and other pronouncements. Potential factors that could affect such forward‑looking statements include, among others, the factors disclosed in the section entitled “Risk Factors” in our most recent Annual Report on Form 10‑K filed with the U.S. Securities and Exchange Commission (“SEC”), as updated from time to time in our subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward‑looking statements, which reflect management’s analysis only as of the date hereof. Any such forward‑looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward‑looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$15,099	$95,595
Accounts receivable, net of allowances of $4,489 and $8,991 at September 30, 2015 and December 31, 2014, respectively	29,886	32,753
Inventories	30,090	28,342
Income taxes receivable	12,397	—
Deferred tax assets, net	12,154	17,233
Prepaid expenses and other current assets	11,124	17,816
Total current assets	110,750	191,739
Property and equipment, net	63,915	63,607
Intangible assets, net	357,088	435,653
Goodwill	646,120	632,212
Other assets	27,620	29,402
Total assets	$1,205,493	$1,352,613
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,310	$70,301
Accrued liabilities	40,057	62,555
Accrued compensation	20,706	28,728
Deferred revenue	8,168	10,185
Income taxes payable	607	6,042
Current portion of long-term debt	20,000	20,000
Total current liabilities	127,848	197,811
Long-term debt	285,000	320,000
Deferred tax liabilities, net	131,369	149,834
Other liabilities	9,888	19,755
Total liabilities	554,105	687,400
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, 5,000,000 shares, par value $0.0001, authorized; no shares issued and outstanding	—	—
Common stock, 60,000,000 shares, par value $0.0001, authorized; 29,339,814 and 29,193,037 shares issued at September 30, 2015 and December 31, 2014, respectively	3	3
Treasury stock, 673,042 and no shares at September 30, 2015 and December 31, 2014, respectively	(20,000)	—
Additional paid-in capital	673,317	666,338
Retained earnings	30,081	26,707
Accumulated other comprehensive loss	(32,013)	(27,835)
Total stockholders’ equity	651,388	665,213
Total liabilities and stockholders’ equity	$1,205,493	$1,352,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Products	$157,745	$94,052	$820,020	$379,498
Services	30,774	31,048	102,081	103,549
Total revenues	188,519	125,100	922,101	483,047
Operating expenses:
Cost of revenues—products	113,504	71,097	568,106	290,049
Cost of revenues—services	4,763	4,983	14,613	15,343
Sales and marketing	38,249	22,650	185,299	82,596
General and administrative	30,252	19,737	92,750	52,674
Amortization of intangible assets	15,317	2,777	46,054	11,618
Restructuring and other exit costs	1,495	(67)	5,907	220
Total operating expenses	203,580	121,177	912,729	452,500
Operating income/(loss)	(15,061)	3,923	9,372	30,547
Interest income	122	144	371	442
Interest expense	(2,450)	(1,557)	(7,366)	(4,336)
Other income/(expense), net	131	(74)	557	398
Income/(loss) before income taxes	(17,258)	2,436	2,934	27,051
Provision/(benefit) for income taxes	(779)	(2,178)	(440)	8,108
Net income/(loss)	$(16,479)	$4,614	$3,374	$18,943
Earnings/(loss) per common share:
Basic earnings/(loss) per share	$(0.57)	$0.24	$0.12	$0.98
Diluted earnings/(loss) per share	$(0.57)	$0.24	$0.11	$0.98

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Unaudited, in thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income/(loss)	$(16,479)	$4,614	$3,374	$18,943
Other comprehensive income/(loss):
Foreign currency translation	(5,020)	(7,678)	(4,227)	(3,141)
Cash flow hedges:
Changes in net gains/(losses) on derivatives, net of tax of $37 and $(3) for the quarters ended September 30, 2015 and 2014, respectively and $31 and $(268) for the nine months ended September 30, 2015 and 2014, respectively	57	(4)	49	(419)
Other comprehensive loss	(4,963)	(7,682)	(4,178)	(3,560)
Comprehensive income/(loss)	$(21,442)	$(3,068)	$(804)	$15,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 31, 2014	29,193	$3	—	$—	$666,338	$(27,835)	$26,707	$665,213
Net income	—	—	—	—	—	—	3,374	3,374
Other comprehensive loss	—	—	—	—	—	(4,178)	—	(4,178)
Stock-based compensation	—	—	—	—	8,204	—	—	8,204
Tax benefits from equity awards	—	—	—	—	311	—	—	311
Vesting of restricted stock units and related repurchases of common stock	127	—	—	—	(2,021)	—	—	(2,021)
Repurchases of common stock	—	—	(673)	(20,000)	—	—	—	(20,000)
Issuance of common stock through employee stock purchase plan	20	—	—	—	478	—	—	478
Exercise of stock options	—	—	—	—	7	—	—	7
Balance at September 30, 2015	29,340	$3	(673)	$(20,000)	$673,317	$(32,013)	$30,081	$651,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$3,374	$18,943
Adjustments to reconcile net income to net cash provided by/(used for) operating activities:
Depreciation and amortization	63,265	19,297
Impairment of fixed assets	1,282	—
Stock-based compensation	8,204	5,509
Provision for doubtful accounts receivable	1,315	1,342
Accretion of discounts and amortization of deferred financing and debt issue costs	1,020	598
Deferred taxes, net	(9,108)	(7,212)
Excess tax benefits from equity awards	(311)	(387)
Other, net	44	125
Changes in operating assets and liabilities, net of Acquisition related purchase accounting adjustments:
Accounts receivable, net	2,592	(1,751)
Inventories	(2,922)	1,907
Prepaid expenses and other assets	8,828	1,447
Accounts payable and accrued liabilities	(59,951)	(17,562)
Deferred revenue	(2,022)	1,914
Income taxes receivable or payable	(11,462)	1,040
Other liabilities	(6,852)	(106)
Net cash provided by/(used for) operating activities	(2,704)	25,104
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(9,935)	—
Purchases of property and equipment	(10,700)	(5,364)
Purchases of intangible assets	(60)	—
Net cash used for investing activities	(20,695)	(5,364)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	200,000
Payments on long-term debt	(35,000)	(200,000)
Payments for debt issue costs	—	(3,806)
Exercise of stock options and purchases from employee stock plans	485	312
Repurchases of common stock	(22,021)	(1,760)
Excess tax benefits from equity awards	311	387
Net cash used for financing activities	(56,225)	(4,867)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(872)	(252)
Change in cash and cash equivalents	(80,496)	14,621
Cash and cash equivalents, beginning of period	95,595	48,162
Cash and cash equivalents, end of period	$15,099	$62,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

We are a premier floral and gifting company with a vision to be the leading and most trusted floral and gifting company in the world. Our mission is to inspire, support, and delight our customers when expressing life’s most important sentiments. We provide floral, specialty foods, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. Our business uses the highly recognized FTD®, Interflora® (both supported by the iconic Mercury Man® logo), ProFlowers®, Shari’s Berries®, and Personal Creations® brands. While we operate primarily in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), and the Republic of Ireland, we have worldwide presence as our Mercury Man logo is displayed in nearly 40,000 floral shops in approximately 150 countries. Our portfolio of brands also includes Flying Flowers, Flowers Direct, and Drake Algar in the U.K., and Cherry Moon Farms®, Gifts.com™, Sincerely™, and RedEnvelope® in the U.S. While floral arrangements and plants are our primary offerings, we also market and sell gift items, including gourmet dipped berries and other sweets, personalized gifts, premium fresh fruit baskets, gift baskets, wine and champagne, jewelry, and spa products.

The principal operating subsidiaries of FTD Companies, Inc. are Florists’ Transworld Delivery, Inc., FTD.COM Inc. (“FTD.COM”), Interflora British Unit (“Interflora”), and Provide Commerce, Inc. (“Provide Commerce”). The operations of the Company include those of its subsidiary, Interflora, Inc., of which one‑third is owned by a third party. The Company’s corporate headquarters is located in Downers Grove, Illinois. The Company also maintains offices in San Diego and San Francisco, California; Woodridge, Illinois; Centerbrook, Connecticut; Medford, Oregon; Sleaford, England; Quebec, Canada; and Hyderabad, India; and distribution centers in various locations throughout the U.S.

Acquisition of Provide Commerce, Inc.

On December 31, 2014, the Company acquired from a wholly-owned subsidiary of Liberty Interactive Corporation (“Liberty”) all of the issued and outstanding shares of common stock of Provide Commerce, an indirect wholly-owned subsidiary of Liberty, for a purchase price consisting of (i) cash consideration of $106.6 million, excluding acquired cash on hand of $38.1 million and a post-closing working capital adjustment of $9.9 million, and (ii) 10.2 million shares of FTD common stock, representing approximately 35% of the issued and outstanding shares of FTD common stock (the “Acquisition”). In April 2015, FTD made a payment to Liberty in full satisfaction of the post-closing working capital adjustment. Upon the closing of the Acquisition, Provide Commerce became an indirect wholly-owned subsidiary of FTD (see Note 2).

Basis of Presentation

These condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including those for interim financial information, and with the instructions for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, such financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial position and operating results for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for any future periods. The condensed consolidated balance sheet information at December 31, 2014, was derived from the Company’s audited consolidated financial statements, included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2014, but does not include all of the disclosures required by GAAP.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The condensed consolidated financial statements reflect the historical financial position, results of operations, and cash flows of the Company. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make accounting policy elections, estimates, and assumptions that affect a number of reported amounts and related disclosures in the condensed consolidated financial statements. Management bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results could differ from those estimates and assumptions. The most significant areas of the condensed consolidated financial statements that require management’s judgment include the Company’s revenue recognition, goodwill, indefinite‑lived intangible assets and other long‑lived assets, allowance for doubtful accounts, income taxes, software capitalization, legal contingencies, and preliminary estimates of fair values of assets acquired and liabilities assumed with the Acquisition.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10‑K for the year ended December 31, 2014.

“Emerging Growth Company” Reporting Requirements

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act. As an “emerging growth company,” the Company has elected to take advantage of the extended transition period for complying with new or revised accounting standards until such standards are also applicable to private companies. As a result of this election, the Company’s consolidated financial statements may not be comparable to companies that comply with non‑emerging growth companies’ effective dates for such new or revised standards.  Further, as a result of the Acquisition, the Company anticipates that it will no longer qualify as an “emerging growth company” as of December 31, 2015.

Accounting Policies

Refer to the Company’s audited consolidated financial statements included in the Company’s Form 10‑K for the year ended December 31, 2014, for a discussion of the Company’s accounting policies.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, as codified in FASB Accounting Standards Codification (“ASC”) 740. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU were effective for the Company beginning January 1, 2015. The amendments were applied prospectively to all unrecognized tax benefits that existed at the effective date. This update did not have a material impact on the Company’s consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The amendments in this ASU affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

amendments in this ASU require an entity to recognize revenue related to the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance was deferred by ASU 2015-14, issued by the FASB in August 2015, and is now effective for fiscal years and interim periods beginning on or after December 15, 2017 with early adoption permitted as of the original effective date for periods beginning after December 15, 2016. The Company is currently assessing the impact of this update on its consolidated financial statements.

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

In April 2015, FASB issued ASU No. 2015-03, Interest—Imputation of Interest, which simplifies the presentation of debt issuance costs by requiring debt issuance costs related to a debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. Additionally in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. The amendments in these ASUs will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2015. The amendments should be applied on a retrospective basis. The Company expects that these updates will reduce both other assets and the outstanding debt balance by approximately $3.1 million at September 30, 2015.

In April 2015, FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2015. The amendments can be applied prospectively to all arrangements entered into or materially modified after the effective date or retrospectively and early adoption is permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

In July 2015, FASB issued ASU No. 2015-11, Inventory—Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The update does not apply to inventory that is measured using last-in, first-out or the retail inventory method. The update applies to all other inventory, which includes inventory that is measured using first-in, first-out or average cost methods. The amendments in this ASU will be effective for the Company for fiscal years, and the interim periods within those years, beginning after December 15, 2016. The amendments must be applied prospectively and early adoption is permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

In September 2015, FASB issued ASU No. 2015-16, Business Combinations —Simplifying the Accounting for Measurement-Period Adjustments. This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2015. The amendments must be applied prospectively and early adoption is permitted. The Company has adopted the amendments in this update, which did not have a material impact on the Company’s consolidated financial statements.

2. ACQUISITION

Acquisition of Provide Commerce

On December 31, 2014, the Company acquired all of the issued and outstanding shares of common stock of Provide Commerce from Liberty. Provide Commerce’s portfolio of brands primarily includes ProFlowers and ProPlants for fresh-cut flowers, floral arrangements, and plants; Shari’s Berries for gourmet-dipped berries and other sweets; Personal Creations for personalized gifts; Cherry Moon Farms for premium fresh fruits; and Sincerely for mobile gifting applications. The Acquisition expands the breadth of the Company’s brand by combining two complementary businesses to offer customers a greater variety of floral and gifting products and an enhanced shopping experience and is expected to generate significant cost synergies. The Company believes that these factors support the estimated amount of goodwill related to the Acquisition.

The purchase price consisted of (i) cash consideration of $106.6 million, excluding acquired cash on hand of $38.1 million, and a post-closing working capital adjustment of $9.9 million, and (ii) 10.2 million shares of FTD common stock, representing approximately 35% of the issued and outstanding shares of FTD common stock. The FTD common stock was valued at $34.82 per share, the closing price on December 31, 2014, the date of the Acquisition, for purposes of determining the purchase price. In April 2015, FTD made a payment to Liberty in full satisfaction of the post-closing working capital adjustment. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s preliminary estimates of their respective fair values as of the closing date of the Acquisition. During the nine months ended September 30, 2015, the Company revised certain of its preliminary estimates of fair value, which changes were not considered material. The Company believes that the preliminary fair values assigned to the assets acquired and the liabilities assumed were based on reasonable assumptions, however, additional information is needed in order to determine the final fair values.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the preliminary estimates of fair value of the assets acquired and liabilities assumed, including the effects of immaterial adjustments to the preliminary purchase price allocation (in thousands):

Preliminary
Estimate of Fair Value
Net liabilities assumed:
Cash	$38,081
Accounts receivable	8,302
Inventories	18,650
Prepaid expenses	11,550
Other assets	14,931
Property and equipment	42,198
Accounts payable and accrued liabilities	(82,741)
Deferred tax liabilities, net	(88,171)
Other liabilities	(13,342)
Total net liabilities assumed	(50,542)
Intangible assets acquired:
Trademarks and trade names	119,400
Customer contracts and relationships	91,100
Complete technology	36,300
Total intangible assets acquired	246,800
Goodwill	313,643
Total purchase price	$509,901

The acquired intangibles are being amortized on a straight-line basis over their estimated useful lives, which range from two to fifteen years. The goodwill acquired in the Acquisition is not deductible for federal tax purposes.

The following unaudited pro forma information presents the consolidated results of operations of the Company as if the Acquisition had occurred as of January 1, 2013. The unaudited pro forma consolidated financial information is provided for illustrative purposes only and does not purport to present what the actual results of operations would have been had the transaction actually occurred on the date indicated, nor does it purport to represent results of operations for any future period. The information is based on statutory tax rates and does not reflect any cost savings or other benefits that may be obtained through anticipated synergies as a result of the Acquisition.

	For the Quarter	For the Nine Months
(in thousands, except per share amounts)	Ended September 30, 2014	Ended September 30, 2014
Revenues	$191,512	$964,038
Net income/(loss)	$(5,793)	$324
Basic and diluted earnings per share	$(0.20)	$0.01

3. SEGMENT INFORMATION

Prior to the Acquisition, the Company reported its business operations in three reportable segments: Consumer, Florist, and International. As a result of the Acquisition, the Company began reporting its business in four reportable segments: Consumer, Florist, International, and Provide Commerce. As the Acquisition was completed on December 31, 2014, no results of operations of Provide Commerce were included in the Company’s consolidated statement of operations for the quarter and nine months ended September 30, 2014.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Below is a reconciliation of segment revenues to consolidated revenues (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Products revenues:
Consumer	$59,573	$54,714	$245,295	$238,383
Florist	10,692	10,123	39,510	37,023
International	30,765	32,381	108,809	117,454
Provide Commerce	60,465	—	440,249	—
Segment products revenues	161,495	97,218	833,863	392,860
Services revenues:
Florist	26,061	26,115	86,412	87,038
International	4,773	4,998	15,891	16,757
Segment services revenues	30,834	31,113	102,303	103,795
Intersegment eliminations	(3,810)	(3,231)	(14,065)	(13,608)
Consolidated revenues	$188,519	$125,100	$922,101	$483,047

Intersegment revenues represent amounts charged from one segment to the other for services provided based on order volume at a set rate per order. Intersegment revenues by segment were as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Intersegment revenues:
Consumer	$(3,160)	$(3,166)	$(13,182)	$(13,362)
Florist	(60)	(65)	(222)	(246)
Provide Commerce	(590)	—	(661)	—
Total intersegment revenues	$(3,810)	$(3,231)	$(14,065)	$(13,608)

Below is a reconciliation of segment operating income/(loss) to consolidated operating income/(loss) and income/(loss) before income taxes (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Segment operating income/(loss)(a):
Consumer	$9,641	$5,060	$27,995	$23,738
Florist	10,067	10,660	36,327	35,906
International	3,460	3,763	15,260	15,330
Provide Commerce	(5,679)	—	29,307	—
Total segment operating income	17,489	19,483	108,889	74,974
Unallocated expenses(b)	(11,198)	(10,292)	(36,252)	(25,130)
Depreciation expense and amortization of intangible assets	(21,352)	(5,268)	(63,265)	(19,297)
Operating income/(loss)	(15,061)	3,923	9,372	30,547
Interest expense, net	(2,328)	(1,413)	(6,995)	(3,894)
Other income/(expense), net	131	(74)	557	398
Income/(loss) before income taxes	$(17,258)	$2,436	$2,934	$27,051

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(a)

Segment operating income/(loss) is operating income/(loss) excluding depreciation, amortization, litigation and dispute settlement charges or gains, transaction and integration-related costs, and restructuring and other exit costs. Stock‑based compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income/(expense), net.

(b)

Unallocated expenses include various corporate costs, such as corporate finance, legal, and certain human resources costs. In addition, unallocated expenses include stock‑based compensation for all eligible Company employees, restructuring and other exit costs, transaction and integration-related costs, and litigation and dispute settlement charges or gains.

Geographic revenues to external customers were as follows for the periods presented (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
U.S.	$152,981	$87,721	$797,401	$348,836
U.K.	35,538	37,379	124,700	134,211
Consolidated revenues	$188,519	$125,100	$922,101	$483,047

Assets and liabilities are reviewed at the consolidated level by management. Segment assets are not reported to, or used by, the Company’s chief operating decision maker to allocate resources to or assess performance of the segments, and therefore, total segment assets have not been disclosed. Geographic information for long‑lived assets, consisting of amortizable intangible assets, property and equipment and other non-current assets, was as follows (in thousands):

	September 30,	December 31,
	2015	2014
U.S	$285,510	$272,659
U.K.	7,787	8,335
Total long-lived assets	$293,297	$280,994

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

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Credit quality of financing receivables was as follows (in thousands):

	September 30, 2015	December 31, 2014
Current	$11,057	$10,913
Past due	680	3,268
Total	$11,737	$14,181

The aging of past due financing receivables was as follows (in thousands):

	September 30, 2015	December 31, 2014
Current	$11,057	$10,913
Past due:
1 - 150 days past due	151	147
151 - 364 days past due	161	163
365 - 730 days past due	262	244
731 or more days past due	106	2,714
Total	$11,737	$14,181

Financing receivables on nonaccrual status at September 30, 2015 and December 31, 2014, totaled $0.7 million and $3.3 million, respectively.

The allowance for credit losses and the recorded investment in financing receivables were as follows (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Allowance for credit losses:
Balance at January 1	$3,200	$3,213
Provision	233	178
Write-offs charged against allowance	(2,799)	(216)
Balance at September 30	$634	$3,175
Ending balance collectively evaluated for impairment	$588	$3,157
Ending balance individually evaluated for impairment	$46	$18
Recorded investments in financing receivables:
Balance collectively evaluated for impairment	$693	$3,294
Balance individually evaluated for impairment	$11,044	$11,051

Individually evaluated impaired loans, including the recorded investment in such loans, the unpaid principal balance, and the allowance related to such loans, each totaled less than $0.1 million at both September 30, 2015 and December 31, 2014. The average recorded investment in such loans was less than $0.1 million in each of the nine months ended September 30, 2015 and 2014. Interest income recognized on impaired loans was less than $0.1 million in each of the nine months ended September 30, 2015 and 2014.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Land and improvements	$1,607	$1,614
Buildings and improvements	16,144	16,203
Leasehold improvements	16,405	16,092
Equipment	13,520	7,796
Computer equipment	30,956	27,144
Computer software	46,258	38,409
Furniture and fixtures	3,703	4,909
	128,593	112,167
Accumulated depreciation	(64,678)	(48,560)
Total	$63,915	$63,607

Depreciation expense, including the amortization of leasehold improvements, was $6.0 million and $2.5 million for the quarters ended September 30, 2015 and 2014, respectively, and $17.2 million and $7.7 million for the nine months ended September 30, 2015 and 2014, respectively.

5. TRANSACTIONS WITH RELATED PARTIES

Transactions with Liberty

As a result of the Acquisition, Liberty owns approximately 35% of the issued and outstanding shares of FTD common stock. FTD and Liberty entered into an Investor Rights Agreement, which governs certain rights of and restrictions on Liberty in connection with the shares of FTD common stock that Liberty owns as a result of the Acquisition. In addition, Provide Commerce and Liberty entered into a services agreement (the “Services Agreement”), under which Provide Commerce, on a short-term transitional basis, has provided Liberty with certain support service and other assistance after the Acquisition in respect of the RedEnvelope business, which was not acquired by FTD as part of the Acquisition. Fees of $0.3 million were earned during the term of the Services Agreement. On April 1, 2015, Provide Commerce and Liberty entered into an amendment to the Services Agreement to extend the term of the Services Agreement to June 30, 2015. The Services Agreement terminated on June 30, 2015.

The Acquisition purchase price was subject to adjustment based upon the final closing working capital, which adjustment was determined to be $9.9 million. In April 2015, FTD made a payment to Liberty in full satisfaction of this adjustment.

On April 30, 2015, the Company, through a wholly-owned subsidiary, entered into a Purchase and Sale Agreement with an indirect wholly-owned subsidiary of Liberty, pursuant to which the Company acquired certain residual assets previously used by Liberty in the online e-commerce business operated under the trade name of RedEnvelope for a cash purchase price of $0.3 million. The purchase price was allocated to the assets acquired based on their relative fair values, resulting in allocated values of $0.1 million to fixed assets, $0.1 million to inventory, and $0.1 million to the trademark and trade name.

The I.S. Group Limited

Interflora holds an equity investment of 20.4% in The I.S. Group Limited (“I.S. Group”). The investment was $1.6 million at September 30, 2015 and $1.7 million at December 31, 2014, and is included in other assets in the condensed consolidated balance sheets. I.S. Group supplies floral-related products to Interflora’s floral network members in both the U.K. and the Republic of Ireland as well as to other customers. Interflora derives revenues from I.S. Group from (i) the sale of products (sourced from third party suppliers) to I.S. Group for which revenue is recognized on a gross

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

basis, (ii) commissions on products sold by I.S. Group (sourced from third-party suppliers) to floral network members, and (iii) commissions for acting as a collection agent on behalf of I.S. Group. In the quarters ended September 30, 2015 and 2014, revenues related to products sold to and commissions earned from I.S. Group were $0.6 million and $0.7 million, respectively, and $2.0 million and $2.3 million for the nine months ended September 30, 2015 and 2014, respectively. In addition, Interflora purchases products from I.S. Group for sale to consumers. The cost of revenues related to products purchased from I.S. Group was less than $0.1 million in the quarters ended September 30, 2015 and 2014, and $0.3 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively. Amounts due from I.S. Group were $0.3 million and $0.5 million at September 30, 2015 and December 31, 2014, respectively, and amounts payable to I.S. Group were $1.1 million and $1.5 million at September 30, 2015 and December 31, 2014, respectively.

6. GOODWILL, INTANGIBLE ASSETS, AND OTHER LONG‑LIVED ASSETS

Goodwill

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2015 were as follows (in thousands):

				Provide
	Consumer	Florist	International	Commerce	Total
Goodwill at December 31, 2014	$133,226	$109,651	$92,259	$297,076	$632,212
Foreign currency translation	—	—	(2,659)	—	(2,659)
Provide Commerce acquisition(a)	—	—	—	16,567	16,567
Goodwill at September 30, 2015	$133,226	$109,651	$89,600	$313,643	$646,120

(a)	Adjustments to goodwill include revisions to preliminary fair value amounts and the final working capital adjustment, which were recorded during the nine months ended September 30, 2015.

In 2008, the Company recorded an impairment charge of $116.3 million. The table above reflects the Company’s goodwill balances net of this accumulated impairment charge. The gross goodwill balance was $762.4 million at September 30, 2015.

Intangible Assets

Intangible assets are primarily related to the acquisition of Provide Commerce in December 2014 and the acquisition of the Company by United Online in August 2008 and consist of the following (in thousands):

	September 30, 2015			December 31, 2014
	Gross	Accumulated		Gross	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
Complete technology	$77,658	$(46,783)	$30,875	$77,847	$(41,480)	$36,367
Customer contracts and relationships	195,704	(138,725)	56,979	199,271	(104,972)	94,299
Trademarks and trade names	275,724	(6,490)	269,234	305,245	(258)	304,987
Total	$549,086	$(191,998)	$357,088	$582,363	$(146,710)	$435,653

Some of the Company’s trademarks and trade names are indefinite‑lived for which there is no associated amortization expense or accumulated amortization. At September 30, 2015 and December 31, 2014, such indefinite‑lived assets, after impairment and foreign currency translation adjustments, totaled $155.3 million and $247.5 million, respectively. During the nine months ended September 30, 2015, the Company revised certain of its preliminary estimates of fair value and useful lives. Included in the above intangible assets are $36.3 million of complete technology,

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

$91.1 million of customer contracts and relationships, and $119.4 million of trademarks and trade names acquired in connection with the Acquisition, which are based on preliminary fair value estimates.

Estimated future intangible assets amortization expense for each of the next five years and thereafter, was as follows (in thousands):

2015 (remainder of year)	$15,306
2016	61,175
2017	15,287
2018	15,286
2019	15,286
Thereafter	79,422
Total	$201,762

7. FINANCING ARRANGEMENTS

Amended and Restated Credit Agreement

On July 17, 2013, FTD Companies, Inc. entered into a credit agreement (the “2013 Credit Agreement”) with Interflora, certain wholly-owned domestic subsidiaries of FTD Companies, Inc. party thereto as guarantors, the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), which provided for a $350 million five‑year revolving credit facility. On July 17, 2013, FTD Companies, Inc. drew $220 million of the new $350 million revolving credit facility and used this, together with approximately $19 million of its existing cash balance, to repay amounts outstanding under its previous credit facility in full and to pay fees and expenses related to the 2013 Credit Agreement.

On September 19, 2014, the Company entered into an amendment to the 2013 Credit Agreement (the “Credit Agreement Amendment”), with Interflora, the guarantors party thereto, the lenders party thereto, and the Administrative Agent. The Credit Agreement Amendment amended and restated the 2013 Credit Agreement in its entirety (as amended and restated, the “Amended and Restated Credit Agreement”). Among other things, the Amended and Restated Credit Agreement provided for a term loan in an aggregate principal amount of $200 million and provided for a revolving loan advance (the “Acquisition Advance”) to finance the cash portion of the Acquisition purchase price.

The proceeds of the term loan were used to repay a portion of outstanding revolving loans and, on December 31, 2014, the Company borrowed $120 million under the Acquisition Advance to fund the cash portion of the Acquisition purchase price. The obligations under the Amended and Restated Credit Agreement are guaranteed by certain of FTD Companies, Inc.’s wholly-owned domestic subsidiaries (together with FTD Companies, Inc., the “U.S. Loan Parties”). In addition, the obligations under the Amended and Restated Credit Agreement are secured by a lien on substantially all of the assets of the U.S. Loan Parties, including a pledge of all of the outstanding capital stock of certain direct subsidiaries of the U.S. Loan Parties (except with respect to foreign subsidiaries and certain domestic subsidiaries whose assets consist primarily of foreign subsidiary equity interests, in which case such pledge is limited to 66% of the outstanding capital stock).

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The interest rates applicable to borrowings under the Amended and Restated Credit Agreement are based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to the Company’s net leverage ratio. At September 30, 2015, the base rate margin was 1.0% per annum and the LIBOR margin was 2.0% per annum. In addition, the Company pays a commitment fee ranging from 0.20% per annum to 0.40% per annum on the unused portion of the revolving credit facility. The interest rates (based on LIBOR) at September 30, 2015, under the term loan and the revolving credit facility were 2.33% and 2.19%, respectively. The commitment fee rate at September 30, 2015, was 0.30%. The Amended and Restated Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, that, among other things, require the Company to maintain compliance with a maximum net leverage ratio and a minimum consolidated fixed charge coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, and asset sales, and the Company’s ability to incur additional debt and additional liens.

The term loan is subject to amortization payments of $5 million per quarter and customary mandatory prepayments under certain conditions. In addition, during the nine months ended September 30, 2015, the Company paid down $20 million of the amounts outstanding under the revolving credit facility. The outstanding balance of the term loan and all amounts outstanding under the revolving credit facility are due upon maturity in September 2019. The future minimum principal payments through the maturity date of the Amended and Restated Credit Agreement were as follows for each of the next five years (in thousands):

2015 (remainder of year)	$5,000
2016	20,000
2017	20,000
2018	20,000
2019	240,000
Total	$305,000

At September 30, 2015, the remaining borrowing capacity under the Amended and Restated Credit Agreement, which was reduced by $2.4 million in outstanding letters of credit, was $227.6 million. The changes in the Company’s debt balances for the nine months ended September 30, 2015, were as follows (in thousands):

	Balance at		Balance at
	December 31,	Repayments	September 30,
	2014	of Debt	2015
Amended and Restated Credit Agreement:
Revolving Credit Facility	$140,000	$(20,000)	$120,000
Term Loan	200,000	(15,000)	185,000
Total	$340,000	$(35,000)	$305,000

8. DERIVATIVE INSTRUMENTS

In March 2012, the Company purchased, for $1.9 million, forward starting interest rate cap instruments based on 3 month LIBOR, effective January 2015 through June 2018. The forward starting interest rate cap instruments have aggregated notional values totaling $130 million. The interest rate cap instruments are designated as cash flow hedges against expected future cash flows attributable to future 3 month LIBOR interest payments on a portion of the outstanding borrowings under the Company’s Amended and Restated Credit Agreement. The gains or losses on the instruments are reported in other comprehensive income/(loss) to the extent that they are effective and are reclassified into earnings when the cash flows attributable to 3-month LIBOR interest payments are recognized in earnings.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The estimated fair values and notional values of outstanding derivative instruments at September 30, 2015 and December 31, 2014 were as follows (in thousands):

		Estimated Fair Value of		Notional Value of
		Derivative Instruments		Derivative Instruments
	Balance Sheet	September 30,	December 31,	September 30,	December 31,
	Location	2015	2014	2015	2014
Derivative Assets:
Interest rate caps	Other assets	$74	$370	$130,000	$130,000

The Company recognized the following losses from derivatives, before tax, in other comprehensive income/(loss) (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate caps	$(38)	$(7)	$(296)	$(687)

The effective portion, before tax effect, of the Company’s interest rate caps designated as cash flow hedging instruments was $1.5 million at September 30, 2015 and December 31, 2014. At September 30, 2015,  $0.5 million of this amount was expected to be reclassified from accumulated other comprehensive loss into interest expense in the consolidated statements of operations within the next twelve months. During the quarter and nine months ended September 30, 2015, $0.1 million and $0.4 million, respectively, was reclassified from accumulated other comprehensive loss into interest expense in the condensed consolidated statements of operations. No amounts were reclassified out of accumulated other comprehensive loss during the nine months ended September 30, 2014.

9. FAIR VALUE MEASUREMENTS

The following table presents estimated fair values of financial assets and liabilities and derivative instruments that were required to be measured at fair value on a recurring basis (in thousands):

	September 30, 2015			December 31, 2014
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Money market funds and certificates of deposit	$1,328	$980	$348	$56,595	$55,350	$1,245
Derivative assets	74	—	74	370	—	370
Total	$1,402	$980	$422	$56,965	$55,350	$1,615
Liabilities:
Non-qualified deferred compensation plan	$6,054	$—	$6,054	$11,617	$—	$11,617
Total	$6,054	$—	$6,054	$11,617	$—	$11,617

Provide Commerce has an executive deferred compensation plan for key management level employees under which such employees could elect to defer receipt of current compensation. This plan is intended to be an unfunded, non-qualified deferred compensation plan that complies with the provisions of section 409A of the Internal Revenue Code. At the time of the Acquisition, contributions to the plan were suspended except those relating to any compensation earned but not yet paid as of the date of the Acquisition. The plan assets, which consist primarily of life insurance contracts recorded at their cash surrender value, were $11.9 million and $12.5 million at September 30, 2015 and December 31, 2014 and are included in other assets in the accompanying condensed consolidated balance sheets.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company estimated the fair value of its long‑term debt using a discounted cash flow approach that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimated credit spread. At September 30, 2015, the Company estimated its credit spread as 2.5% and 3.1% for the term loan and revolving credit facility, respectively, resulting in yield-to-maturity estimates for the term loan and revolving credit facility of 3.6% and 4.2% respectively. At December 31, 2014, the Company estimated its credit spread as 2.0% and 2.6% for the term loan and revolving credit facility, respectively, resulting in yield-to-maturity estimates for the term loan and revolving credit facility of 3.6% and 4.2%, respectively. The table below summarizes the carrying amounts and estimated fair values for long-term debt (in thousands):

	September 30, 2015		December 31, 2014
	Carrying	Estimated Fair Value	Carrying	Estimated Fair Value
	Amount	Level 2	Amount	Level 2
Long-term debt, including current portion	$305,000	$301,153	$340,000	$338,223

Fair value approximates the carrying amount of financing receivables because such receivables are discounted at a rate comparable to market. Fair values of cash and cash equivalents, short‑term accounts receivable, accounts payable, and accrued liabilities approximate their carrying amounts because of their short‑term nature.

10. STOCKHOLDERS’ EQUITY

Common Stock Repurchases

On February 27, 2014, the Company’s board of directors authorized a common stock repurchase program (the “Repurchase Program”) that allows FTD Companies, Inc. to repurchase up to $50 million of its common stock from time to time over a two‑year period in both open market and privately negotiated transactions. Repurchased shares generally will be held in treasury pending use for general corporate purposes, including issuances under various employee and director stock plans. No purchases were made under the Repurchase Program prior to 2015. At September 30, 2015, the Company has repurchased 0.7 million shares under the Repurchase Program at an average cost per share of $29.72.  No repurchases were made under the Repurchase Program during the quarter ended September 30, 2015.

Upon vesting of restricted stock units (“RSUs”) or exercise of stock options, the Company does not collect the minimum statutory withholding taxes in cash from employees. Instead, the Company automatically withholds, from the RSUs that vest or stock options exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock but are not considered repurchases under the Repurchase Program. The Company then pays the minimum statutory withholding taxes in cash. During the nine months ended September 30, 2015,  0.2 million RSUs vested for which 0.1 million shares were withheld to cover the minimum statutory withholding taxes of $2.0 million.

11. INCENTIVE COMPENSATION PLANS

The FTD Companies, Inc. Amended and Restated 2013 Incentive Compensation Plan (as so amended, the “Amended and Restated 2013 Plan”) authorizes the granting of awards to employees and non-employee directors, including stock options, stock appreciation rights, RSUs and other stock based awards. In June 2015, stockholders approved the amendment and restatement of the Amended and Restated 2013 Plan. Under the Amended and Restated 2013 Plan, 5.2 million shares of FTD common stock have been reserved for issuance of awards. At September 30, 2015, the Company had 3.0 million shares available for issuance under the Amended and Restated 2013 Plan. In addition, in July 2015, eligible employees of the Company were able to participate in the FTD Companies, Inc. 2015 Employee Stock Purchase Plan which was also approved by stockholders in June 2015.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

On August 10, 2015, the Company granted 1.85 million stock options to certain management employees. The stock options granted will generally vest in four equal annual installments beginning on January 1, 2016. The options were granted with an exercise price of $29.97 and the following assumptions were used to estimate the fair value of the stock options at the grant date:

Risk free interest Rate	1.3%
Expected term (in years)	3.63
Dividend yield	0.0%
Expected volatility	31.7%

On March 9, 2015, the Company granted RSUs to certain employees totaling 0.3 million shares. The RSUs granted will generally vest in four equal annual installments beginning on February 15, 2016. The grant date fair value of the RSUs was $34.44, the market value of the underlying stock on the grant date.

The following table summarizes the stock‑based compensation incurred in the quarters ended September 30, 2015 and 2014, respectively, that has been included in the condensed consolidated statements of operations (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of revenues	$36	$39	$65	$98
Sales and marketing	1,014	668	2,151	1,828
General and administrative	2,814	1,239	5,988	3,583
Total stock-based compensation	$3,864	$1,946	$8,204	$5,509

12. INCOME TAXES

During the quarter ended September 30, 2015, the Company recorded a tax benefit of $0.8 million on a pre-tax loss of $17.3 million, compared to a tax benefit of $2.2 million on pre-tax income of $2.4 million for the quarter ended September 30, 2014. The effective tax rate decreased for the quarter ended September 30, 2015, as compared to the quarter ended September 30, 2014, primarily due to anticipated book losses in the U.S. resulting from the amortization of intangibles acquired in the Acquisition.

During the nine months ended September 30, 2015, the Company recorded a tax benefit of $0.4 million on pre-tax income of $2.9 million, compared to a tax provision of $8.1 million on pre-tax income of $27.1 million for the nine months ended September 30, 2014. The effective tax rate decreased for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to anticipated book losses in the U.S. resulting from the amortization of intangibles acquired in the Acquisition.

13. EARNINGS PER SHARE

Certain of the Company’s RSUs are considered participating securities because they contain a non‑forfeitable right to dividends irrespective of whether dividends are actually declared or paid or the awards ultimately vest. Accordingly, the Company computes earnings per share pursuant to the two‑class method in accordance with ASC 260, Earnings Per Share.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income/(loss)	$(16,479)	$4,614	$3,374	$18,943
Income allocated to participating securities	—	(108)	(52)	(420)
Net income/(loss) attributable to common stockholders	$(16,479)	$4,506	$3,322	$18,523
Denominator:
Basic average common shares outstanding	28,667	18,949	28,857	18,921
Add: Dilutive effect of non-participating securities	—	63	52	51
Diluted average common shares outstanding	28,667	19,012	28,909	18,972
Basic earnings/(loss) per common share	$(0.57)	$0.24	$0.12	$0.98
Diluted earnings/(loss) per common share	$(0.57)	$0.24	$0.11	$0.98

In connection with the Acquisition, the Company issued 10.2 million shares of FTD common stock to Liberty. The diluted earnings per common share computations exclude stock options and RSUs which are antidilutive. Weighted‑average antidilutive shares for the quarter and nine months ended September 30, 2015 were 1.3 million and 0.7 million, respectively.

14. RESTRUCTURING AND OTHER EXIT COSTS

Restructuring and other exit costs were as follows (in thousands):

	Employee	Facility
	Termination	Closure	Asset
	Costs	Costs	Impairments	Total
Accrued as of December 31, 2014	$2,144	$—	$—	$2,144
Charges	2,223	2,402	1,282	5,907
Cash paid	(4,145)	(247)	—	(4,392)
Other adjustments	—	(55)	(1,282)	(1,337)
Accrued as of September 30, 2015	$222	$2,100	$—	$2,322

During the nine months ended September 30, 2015, the Company incurred restructuring and other exit costs of $5.9 million primarily related to severance and lease termination and exit costs. Such costs are associated primarily with the shutdown of certain Provide Commerce developing businesses and locations. The Company currently does not expect significant additional costs related to these actions.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. CONTINGENCIES—LEGAL MATTERS

In 2010, FTD.COM and Classmates, Inc. (a wholly-owned subsidiary of United Online) received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that consists of the Attorneys General for the following states: Alabama, Alaska, Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, Nebraska, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, Texas, Vermont, Washington, and Wisconsin. The primary focus of the inquiry concerned certain post transaction sales practices in which these companies previously engaged with certain third party vendors. In the second quarter of 2012, FTD.COM and Classmates, Inc. received an offer of settlement from the Multistate Work Group consisting of certain injunctive relief and the consideration of two areas of monetary relief: (1) restitution to consumers and (2) a $20 million payment by these companies for the violations alleged by the Multistate Work Group and to reimburse the Multistate Work Group for its investigation costs. FTD.COM and Classmates, Inc. rejected the Multistate Work Group’s offer. Following additional discussions with the Multistate Work Group, on December 23, 2014, FTD.COM and Classmates, Inc. submitted a proposal to resolve the matter without admitting liability by making a settlement payment in an aggregate amount of $8 million relating to both companies and $2.5 million restitution by Classmates, Inc. to a group of purchasers of its subscription services. On January 15, 2015, the Multistate Work Group responded to the companies’ December 23, 2014, offer with a counter offer seeking a payment from FTD.COM and Classmates, Inc. of $8 million relating to both companies and restitution from Classmates, Inc. of $3 million. In March 2015, FTD.COM and Classmates, Inc. accepted the Multistate Work Group’s latest counter offer. Final settlement agreements were approved by the respective court in each of the States listed above and the respective settlement payments, totaling $2.8 million, were made by FTD.COM to the various states in 2015.

There are no assurances that additional governmental investigations or other legal actions will not be instituted in connection with the Company’s former post‑transaction sales practices or other current or former business practices. The Company cannot predict the outcome of governmental investigations or other legal actions or their potential implications for its business.

The Separation and Distribution Agreement which was executed between FTD and United Online in connection with the Company’s November 2013 separation from United Online (the “Separation”) provides United Online with the right to control the litigation and settlement of certain litigation matters that relate to United Online, its predecessors and its consolidated subsidiaries and the Company, its predecessors and its consolidated subsidiaries, and which were asserted before the Separation, as well as specified litigation matters which are asserted after the Separation. These matters include matters relating to the Company’s former post‑transaction sales practices or other current or former business practices described above. The Separation and Distribution Agreement also provides for the allocation of liabilities and expenses between United Online and the Company with respect to these matters. In May 2015, FTD and United Online entered into an amendment to the Separation and Distribution Agreement providing for the parties to jointly coordinate the litigation and settlement of certain specified litigation matters which are asserted after the Separation.  In addition, pursuant to such amendment, the foregoing obligations of the parties will terminate on May 20, 2017, provided that for certain matters that may be pending as of such date, such obligations will terminate no later than May 20, 2019. The Separation and Distribution Agreement also establishes procedures with respect to claims subject to indemnification, insurance claims, and related matters. The Company and United Online may not prevail in future claims and any judgments against the Company, or settlement or resolution of such claims may involve the payment of significant sums, including damages, fines, penalties, or assessments, or changes to the Company’s business practices.

In December 2008, Interflora, Inc. (in which the Company has a two‑thirds ownership interest) and Interflora issued proceedings against Marks and Spencer plc (“Marks and Spencer”) seeking injunctive relief, damages, interest, and costs in an action claiming infringement of U.K. trademark registration number 1329840 and European Community trademark registration number 909838, both for the word “Interflora”. Marks and Spencer did not make a counterclaim.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In July 2009, the High Court of Justice of England and Wales (the “High Court”), referred certain questions to the Court of Justice of European Union (“CJEU”) for a preliminary ruling. In September 2011, the CJEU handed down its judgment on the questions referred by the High Court. In February 2012, the High Court scheduled the trial for April 2013. In September 2012, Interflora executed an indemnity agreement by which Interflora agreed to indemnify Interflora, Inc. against all losses and expenses arising out of this action which Interflora, Inc. may incur after July 10, 2012. The trial in this matter concluded in April 2013. In May 2013, the High Court ruled that Marks and Spencer infringed the Interflora trademarks. In June 2013, the High Court issued an injunction prohibiting Marks and Spencer from infringing the Interflora trademarks in specified jurisdictions and ordered Marks and Spencer to provide certain disclosures in order for damages to be quantified. The High Court granted Marks and Spencer permission to appeal the ruling. The appeal was heard by the Court of Appeal at a hearing held July 8-10, 2014. On November 5, 2014, the Court of Appeal issued its judgment upholding the appeal but did not determine the case in favor of either party, and instead remitted the case for a retrial by the High Court. On November 12, 2014, the Court of Appeal determined the order from its judgment, which became effective as of November 18, 2014, setting aside the order of the High Court from June of 2013. The part of the order lifting the injunction prohibiting Marks and Spencer from infringing the Interflora trademarks was lifted on December 2, 2014. At a case management conference on June 18, 2015, the High Court ordered that the parties take certain steps to allow it to determine the scope of the evidence at a resumed case management conference in November and ordered that the parties attend court to set a date for a six day retrial before the High Court. In October 2015, this matter was resolved pursuant to the terms of a confidential settlement agreed to by the parties. The confidential settlement is subject to final documentation, and its impact on the Company's consolidated financial statements will be immaterial.

Commencing on August 19, 2009, the first of a series of consumer class action lawsuits was brought against Provide Commerce, Inc. and co-defendant Regent Group, Inc. d/b/a Encore Marketing International (“EMI”). These cases were ultimately consolidated during the next three years into Case No. 09 CV 2094 in the United States District Court for the Southern District of California under the title In re EasySaver Rewards Litigation. Plaintiffs’ claims arise from their online enrollment in subscription based membership programs known as EasySaver Rewards, RedEnvelope Rewards, and Preferred Buyers Pass (collectively the “Membership Programs”). Plaintiffs claim that after they ordered items from certain of Provide Commerce’s websites, they were presented with an offer to enroll in one of the Membership Programs, each of which is offered and administered by EMI. Plaintiffs purport to represent a putative nationwide class of consumers allegedly damaged by Provide Commerce’s purported unauthorized or otherwise allegedly improper transferring of the putative class members’ billing information to EMI, who then posted allegedly unauthorized charges to their credit or debit card accounts for membership fees for the Membership Programs. On February 22, 2010, Provide Commerce and EMI respectively filed motions to dismiss. On August 13, 2010, the court entered an order granting in part and denying in part the motions. Between August 13, 2010 and December 2011, plaintiffs filed various amended complaints and added or dismissed certain named plaintiffs. Plaintiffs filed the fourth amended complaint on December 14, 2011. The fourth amended complaint is the operative complaint. Plaintiffs assert ten claims against Provide Commerce and EMI in the fourth amended complaint: (1) breach of contract (against Provide Commerce only); (2) breach of contract (against EMI only); (3) breach of implied covenant of good faith and fair dealing; (4) fraud; (5) violations of the California Consumers Legal Remedies Act; (6) unjust enrichment; (7) violation of the Electronic Funds Transfer Act (against EMI only); (8) invasion of privacy; (9) negligence; and (10) violations of the Unfair Competition Law. Plaintiffs assert their claims individually and on behalf of a putative nationwide class. Plaintiffs sought damages, attorneys’ fees, and costs. Provide Commerce and EMI filed motions to dismiss the claims of plaintiffs Lawler, Walters, Cox, and Dickey on January 24, 2012. The motions to dismiss were fully briefed as of February 23, 2012, but the court had not yet conducted a hearing or ruled on the motions. The parties participated in numerous settlement conferences and mediations throughout the case in an effort to resolve this matter. On April 9, 2012, the parties reached an agreement on the high level terms of a settlement, conditioned on the parties negotiating and executing a complete written agreement. In the weeks following April 9, 2012, the parties negotiated a formal written settlement agreement (“Settlement”). Upon reaching the Settlement, the hearing on the motions to dismiss was vacated, and Provide Commerce and EMI have not answered the fourth amended complaint in light of the Settlement. The court granted the plaintiffs’ unopposed motion for preliminary approval of the Settlement on June 13, 2012. After notice to the

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

class and briefing by the parties, the court conducted a final approval hearing (also known as a fairness hearing) on January 28, 2013, and took the matter under submission at the conclusion of the hearing. On February 4, 2013, the court entered its final order approving class action settlement, granting plaintiffs’ motion for attorneys’ fees, costs, and incentive awards, and overruling objections filed by a single objector to the Settlement. The court entered judgment on the settlement on February 21, 2013. The objector filed a notice of appeal with the Ninth Circuit Court of Appeals on March 4, 2013. After the completion of briefing, the Ninth Circuit set oral argument on the appeal for February 2, 2015. But on January 29, 2015, the Ninth Circuit entered an order deferring argument and resolution of the appeal pending the Ninth Circuit’s decision in a matter captioned Frank v.  Netflix, No. 12 15705+. The Ninth Circuit issued its opinion in Frank v.  Netflix, No. 12 15705+ on February 27, 2015, affirming the district court’s approval of a settlement between Walmart and a class of Netflix DVD subscribers. On March 19, 2015, the Ninth Circuit entered an order vacating the judgment in this matter and remanding it to the district court for further proceedings consistent with Frank v. Netflix. The Ninth Circuit’s mandate issued on April 14, 2015, and the matter is now pending before the district court to consider final approval of the Settlement in light of Frank v. Netflix. On April 23, 2015, the district court entered an order reopening the case and ordering the parties to jointly submit a memorandum summarizing the import of the Frank v. Netflix decision and stating their intentions going forward. On May 4, 2015, such memorandum was filed by the parties and the objector also filed his own memorandum regarding these same topics on such date. After receiving the parties and objector’s memoranda, the district court ordered supplemental briefing on the issue of final settlement approval on May 21, 2015. The parties filed their respective opening supplemental briefs on June 18, 2015, the objector filed his opposition supplemental brief on July 2, 2015, and the parties filed their respective reply supplemental briefs on July 16, 2015. The district court has not yet set the hearing date for the pending final settlement approval motion.

The Company records a liability when it believes that it is both probable that a loss has been incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate, (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At September 30, 2015 and December 31, 2014, the Company had reserves totaling $3.5 million and $5.4 million, respectively, for estimated losses related to certain legal matters. With respect to other legal matters, the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company’s business, financial condition, results of operations, or cash flows.

16. SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow disclosures (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Cash paid for interest	$6,088	$4,307
Cash paid for income taxes, net	$20,696	$14,281

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a premier floral and gifting company with a vision to be the leading and most trusted floral and gifting company in the world. Our mission is to inspire, support, and delight our customers when expressing life’s most important sentiments. We provide floral, specialty foods, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. Our business uses the highly‑recognized FTD®, Interflora® (both supported by the iconic Mercury Man® logo), ProFlowers®, Shari’s Berries®, and Personal Creations® brands. While we operate primarily in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), and the Republic of Ireland, we have worldwide presence as our Mercury Man logo is displayed in nearly 40,000 floral shops in approximately 150 countries. Our portfolio of brands also includes Flying Flowers, Flowers Direct, and Drake Algar in the U.K., and Cherry Moon Farms®, Gifts.com™, Sincerely™, and RedEnvelope® in the U.S. While floral arrangements and plants are our primary offerings, we also market and sell gift items, including gourmet‑dipped berries and other sweets, personalized gifts, premium fresh fruit baskets, gift baskets, wine and champagne, jewelry and spa products.

Acquisition of Provide Commerce

On December 31, 2014, we acquired from a wholly‑owned subsidiary of Liberty Interactive Corporation (“Liberty”) all of the issued and outstanding shares of common stock of Provide Commerce, Inc., an indirect wholly‑owned subsidiary of Liberty (“Provide Commerce”), for a purchase price consisting of (i) cash consideration of $106.6 million, excluding acquired cash on hand of $38.1 million and a post‑closing working capital adjustment of $9.9 million, and (ii) 10.2 million shares of FTD common stock, representing approximately 35% of the issued and outstanding shares of FTD common stock (the “Acquisition”). In April 2015, FTD made a payment to Liberty in full satisfaction of the post‑closing working capital adjustment. Upon the closing of the Acquisition, Provide Commerce became an indirect wholly‑owned subsidiary of FTD.

Reportable Segments

Prior to the Acquisition, we reported our business operations in three reportable segments: Consumer, Florist and International. As a result of the Acquisition, which was completed on December 31, 2014, we began reporting our business in four reportable segments: Consumer, Florist, International, and Provide Commerce.

Through our Consumer segment, we are a leading direct marketer of floral and gift products for consumers, primarily in the U.S. and Canada. Our Consumer segment operates primarily through the www.ftd.com website, associated mobile sites and applications, and the 1‑800‑SEND‑FTD telephone number. Through our Florist segment, we are a leading provider of products and services to our floral network members, which include traditional retail florists and other non‑florist retail locations, primarily in the U.S. and Canada. We also provide products and services to other companies in need of floral and gifting solutions. Our International segment consists of Interflora, which operates primarily in the U.K. and the Republic of Ireland. Interflora is a leading direct marketer of floral and gift products for consumers and operates primarily through its www.interflora.co.uk, www.flyingflowers.co.uk, and www.interflora.ie websites, associated mobile sites and applications, and various telephone numbers. Interflora also provides products and services to floral network members, funeral directors, independent gift shops, other retailers, and to other companies in need of floral and gifting solutions. Through our Provide Commerce segment, we are a leading direct marketer of floral and gift products for consumers, including specialty foods, personalized gifts, and other gifting products, primarily in the U.S. We operate primarily through our www.proflowers.com, www.berries.com,  www.personalcreations.com, www.cherrymoonfarms.com, www.proplants.com, and www.gifts.com websites, associated mobile sites and applications, and various telephone numbers.

Items Affecting Comparability of Financial Results

As the Acquisition was completed on December 31, 2014, the Company’s condensed consolidated statements of operations for the quarter and nine months ended September 30, 2014, did not include the operations of the Provide Commerce segment. The financial information provided related to Provide Commerce for the quarter and nine months ended September 30, 2014, is provided for informational purposes only and is unaudited. These unaudited pre‑acquisition results of operations of Provide Commerce do not purport to be indicative of the results of future operations of the Provide Commerce segment or the results that would have actually been attained had the Acquisition been completed on or prior to January 1, 2014.

KEY BUSINESS METRICS

We review a number of key business metrics to help us monitor our performance and trends affecting our segments, and to develop forecasts and budgets. These key metrics include the following:

Segment operating income.  Our chief operating decision maker uses segment operating income to evaluate the performance of our business segments and to make decisions about allocating resources among segments. Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges and gains, transaction and integration‑related costs, and restructuring and other exit costs. Stock‑based compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income (expense). See Note 3—“Segment Information” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10‑Q for a reconciliation of segment operating income to consolidated operating income and consolidated income before income taxes.

Consumer orders.  We monitor the number of consumer orders for floral, gift, and related products during a given period. Consumer orders are orders delivered during the period that originated in the U.S. and Canada, primarily from the www.ftd.com,  www.proflowers.com,  www.berries.com, and www.personalcreations.com websites, associated mobile sites and applications, the 1‑800‑SEND‑FTD telephone number and various other telephone numbers; and in the U.K. and the Republic of Ireland, primarily through the www.interflora.co.uk, www.flyingflowers.co.uk, and www.interflora.ie websites, associated mobile sites and applications, and various telephone numbers. The number of consumer orders is not adjusted for non‑delivered orders that are refunded on or after the scheduled delivery date. Orders originating with a florist or other retail location for delivery to consumers are not included as part of this number.

Average order value.  We monitor the average value for consumer orders delivered in a given period, which we refer to as the average order value. Average order value represents the average amount received for consumer orders delivered during a period. The average order value of consumer orders within our Consumer, International, and Provide Commerce segments is tracked in their local currency, the U.S. Dollar (“USD”) for both the Consumer and Provide Commerce segments and the British Pound (“GBP”) for the International segment. The local currency amounts received for the International segment are then translated into USD at the average currency exchange rate for the period. Average order value includes merchandise revenues and shipping or service fees paid by the consumer, less discounts and refunds (net of refund‑related fees charged to floral network members).

Average revenues per member.  We monitor average revenues per member for our floral network members in the Florist segment. Average revenues per member represents the average revenues earned from a member of our floral network during a period. Revenues include services revenues and products revenues, but exclude revenues from sales to non‑members. Floral network members include our retail florists and other non‑florist retail locations who offer floral and gifting solutions. Average revenues per member is calculated by dividing Florist segment revenues for the period, excluding sales to non‑members, by the average number of floral network members for the period.

The table below sets forth, for the periods presented, our consolidated revenues, segment revenues, segment operating income, consumer orders, average order values, average revenues per member, and average currency exchange rates. The results of operations for Provide Commerce for the quarter and nine months ended September 30, 2014, are set forth below and were derived from the unaudited pre‑Acquisition results of operations of Provide Commerce. These unaudited pre‑Acquisition results of operations of Provide Commerce have been included herein for informational purposes only and do not purport to be indicative of the results of future operations of the Provide Commerce segment or the results that would have actually been attained had the Acquisition been completed on or prior to January 1, 2014.

	Quarter Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except for average order values, average revenues per member,
	and exchange rates)
Consolidated:
Consolidated revenues	$188,519	$125,100	$63,419	51%	$922,101	$483,047	$439,054	91%
Consumer:
Segment revenues(a)	$59,573	$54,714	$4,859	9%	$245,295	$238,383	$6,912	3%
Segment operating income	$9,641	$5,060	$4,581	91%	$27,995	$23,738	$4,257	18%
Consumer orders	706	709	(3)	(0)%	3,217	3,250	(33)	(1)%
Average order value	$74.01	$72.64	$1.37	2%	$70.86	$69.23	$1.63	2%
Florist:
Segment revenues(a)	$36,753	$36,238	$515	1%	$125,922	$124,061	$1,861	2%
Segment operating income	$10,067	$10,660	$(593)	(6)%	$36,327	$35,906	$421	1%
Average revenues per member	$3,064	$2,858	$206	7%	$10,144	$9,447	$697	7%
International:
Segment revenues (in USD)	$35,538	$37,379	$(1,841)	(5)%	$124,700	$134,211	$(9,511)	(7)%
Segment revenues (in GBP)	£22,941	£22,389	£552	3%	£81,554	£80,467	£1,087	1%
Segment operating income (in USD)	$3,460	$3,763	$(303)	(8)%	$15,260	$15,330	$(70)	(1)%
Consumer orders	546	549	(3)	(1)%	1,972	2,005	(33)	(2)%
Average order value (in USD)	$53.45	$56.24	$(2.79)	(5)%	$51.89	$55.74	$(3.85)	(7)%
Average order value (in GBP)	£34.51	£33.70	£0.81	2%	£33.95	£33.43	£0.52	2%
Average currency exchange rate: GBP to USD	1.55	1.67			1.53	1.67
Provide Commerce:
Segment revenues(a)	$60,465	$66,412	$(5,947)	(9)%	$440,249	$480,992	$(40,743)	(8)%
Segment operating income/(loss)	$(5,679)	$(9,934)	$4,255	43%	$29,307	$14,487	$14,820	102%
Consumer orders	1,216	1,355	(139)	(10)%	8,819	9,796	(977)	(10)%
Average order value	$48.63	$47.90	$0.73	2%	$49.50	$48.61	$0.89	2%

(a)

Segment revenues are prior to intersegment eliminations. See Note 3—“Segment Information” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10‑Q for a reconciliation of segment revenues to consolidated revenues.

CONSOLIDATED OPERATING RESULTS

The following table sets forth selected historical consolidated financial data. The information contained in the table below should be read in conjunction with “Liquidity and Capital Resources,” included in this Item 2, and the condensed consolidated financial statements and accompanying notes thereto included in Part I, Item 1 of this Form 10‑Q.

	Quarter Ended				Nine months ended
	September 30,		Change		September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Revenues	$188,519	$125,100	$63,419	51%	$922,101	$483,047	$439,054	91%
Operating expenses:
Cost of revenues	118,267	76,080	42,187	55%	582,719	305,392	277,327	91%
Sales and marketing	38,249	22,650	15,599	69%	185,299	82,596	102,703	124%
General and administrative	30,252	19,737	10,515	53%	92,750	52,674	40,076	76%
Amortization of intangible assets	15,317	2,777	12,540	452%	46,054	11,618	34,436	296%
Restructuring and other exit costs	1,495	(67)	1,562	nm %	5,907	220	5,687	nm %
Total operating expenses	203,580	121,177	82,403	68%	912,729	452,500	460,229	102%
Operating income/(loss)	(15,061)	3,923	(18,984)	(484)%	9,372	30,547	(21,175)	(69)%
Interest expense, net	(2,328)	(1,413)	(915)	(65)%	(6,995)	(3,894)	(3,101)	(80)%
Other income/(expense), net	131	(74)	205	277%	557	398	159	40%
Income/(loss) before income taxes	(17,258)	2,436	(19,694)	(808)%	2,934	27,051	(24,117)	(89)%
Provision/(benefit) for income taxes	(779)	(2,178)	1,399	64%	(440)	8,108	(8,548)	(105)%
Net income/(loss)	$(16,479)	$4,614	$(21,093)	(457)%	$3,374	$18,943	$(15,569)	(82)%

nm = not meaningful

Consolidated Revenues

Consolidated revenues increased $63.4 million for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014. Foreign currency exchange rates unfavorably impacted revenues by $2.8 million during the quarter ended September 30, 2015. The increase in consolidated revenues was primarily due to $60.5 million of revenues associated with the addition of our Provide Commerce segment, a $4.9 million increase in revenues from our Consumer segment, and a $0.5 million increase in revenues from our Florist segment, partially offset by a $1.8 million decrease  ($0.9 million increase in constant currency) in revenues from our International segment.

Consolidated revenues increased  $439.1 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. Foreign currency exchange rates unfavorably impacted revenues by $11.3 million during the nine months ended September 30, 2015. The increase in consolidated revenues was primarily due to $440.2 million of revenues associated with the addition of our Provide Commerce segment, a $6.9 million increase in revenues from our Consumer segment, and a $1.9 million increase in revenues from our Florist segment, partially offset by a $9.5 million decrease ($1.8 million increase in constant currency) in revenues from our International segment.

Consolidated Cost of Revenues

Consolidated cost of revenues increased  $42.2 million for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014. Foreign currency exchange rates had a $1.9 million favorable impact on cost of revenues for the quarter ended September 30, 2015. The increase in consolidated cost of revenues was primarily due to $41.7 million of costs associated with our Provide Commerce segment, $0.1 million of costs associated with our Florist segment, and $0.8 million of costs associated with our Consumer segment, partially offset by a $1.5 million decrease  (increase of $0.4 million in constant currency) in cost of revenues associated with our International segment. In addition, depreciation expense increased $1.2 million for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014. Consolidated cost of revenues, as a percentage of consolidated revenues, increased to 63% for the quarter ended September 30, 2015, compared to 61% for the quarter ended September 30, 2014.

Consolidated cost of revenues increased  $277.3 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. Foreign currency exchange rates had a $7.8 million favorable impact on cost of revenues for the nine months ended September 30, 2015. The increase in consolidated cost of revenues was primarily due to $281.2 million of costs associated with our Provide Commerce segment, $0.1 million of costs associated with our Florist segment, and $0.6 million of costs associated with our Consumer segment partially offset by a $7.4 million decrease (increase $0.3 in constant currency) in costs associated with our International segment. In addition, depreciation expense increased $3.1 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. Consolidated cost of revenues, as a percentage of consolidated revenues, remained consistent at 63% for the nine months ended September 30, 2015 and for the nine months ended September 30, 2014.

Consolidated Sales and Marketing

Consolidated sales and marketing expenses increased  $15.6 million during the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014. Foreign currency exchange rates had a $0.4 million favorable impact on sales and marketing expenses for the quarter ended September 30, 2015. The increase in consolidated sales and marketing expenses was primarily due to $15.4 million of sales and marketing expenses associated with our Provide Commerce segment and increases of $1.0 million and $0.1 million ($0.5 in constant currency) in sales and marketing expenses associated with our Florist and International segments, respectively, partially offset by a $0.7 million decrease in sales and marketing expenses associated with our Consumer segment. Consolidated sales and marketing expenses, as a percentage of consolidated revenues, was 20% for the quarter ended September 30, 2015, compared to 18% for the quarter ended September 30, 2014.

Consolidated sales and marketing expenses increased  $102.7 million during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. Foreign currency exchange rates had a $1.3 million favorable impact on sales and marketing expenses for the nine months ended September 30, 2015. The increase in consolidated sales and marketing expenses was primarily due to $100.9 million of sales and marketing expenses associated with our Provide Commerce segment, increases of $1.9 million and $1.5 million in sales and marketing expenses associated with our Consumer and Florist segments, respectively, partially offset by a $1.6 million decrease ($0.2 million in constant currency) in sales and marketing expenses associated with our International segment. Consolidated sales and marketing expenses, as a percentage of consolidated revenues, was 20% for the nine months ended September 30, 2015, compared to 17% for the nine months ended September 30, 2014.

Consolidated General and Administrative

Consolidated general and administrative expenses increased  $10.5 million for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014. The increase in consolidated general and administrative expenses was primarily due to $9.0 million of general and administrative expenses associated with our Provide Commerce segment, excluding depreciation and transaction and integration‑related costs. In addition, during the quarter ended September 30, 2015, personnel‑related costs, excluding those directly related to the Provide Commerce segment, increased $2.5 million due to increased headcount, stock‑based compensation, and other compensation costs. Further, depreciation expense increased $2.4 million primarily due to assets acquired in the Acquisition. Costs related to audit and other professional fees and insurance also increased by $0.5 million, excluding those directly related to the Provide Commerce segment. Partially offsetting these increases was a decrease in transaction and integration‑related costs of $2.3 million and a decrease in litigation and dispute settlement charges (net of insurance recoveries) of $1.6 million for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014. Consolidated general and administrative expenses, as a percentage of consolidated revenues, remained consistent at 16% for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014.

Consolidated general and administrative expenses increased  $40.1 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. The increase in consolidated general and administrative expenses was primarily due to $28.8 million of general and administrative expenses associated with our Provide Commerce segment, excluding depreciation and transaction and integration‑related costs. In addition, during the nine months ended September 30, 2015, depreciation expense increased $6.4 million primarily due to assets acquired in the Acquisition. Further, personnel‑related costs, excluding those directly related to the Provide Commerce segment, increased $5.0 million, primarily due to increased headcount, stock‑based compensation, and other compensation costs. Audit and other professional fees and insurance also increased by $1.1 million, excluding those directly related to the Provide Commerce segment. Transaction and integration‑related costs also increased $1.2 million, primarily associated with the acquisition of Provide Commerce. Partially offsetting these increases was a decrease in litigation and dispute settlement charges (net of insurance recoveries) of $2.6 million in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. Consolidated general and administrative expenses, as a percentage of consolidated revenues, was 10% for the nine months ended September 30, 2015, compared to 11% for the nine months ended September 30, 2014.

Amortization of Intangible Assets

Amortization of intangible assets increased  $12.5 million and $34.4 million for the quarter and nine months ended September 30, 2015, compared to the quarter and nine months ended September 30, 2014, respectively, primarily due to the addition of intangible assets acquired in the Acquisition.

Restructuring and Other Exit Costs

During the quarter and nine months ended September 30, 2015, the Company incurred restructuring and other exit costs of $1.5 million and $5.9 million, respectively, associated with costs related to the shutdown of certain of the Provide Commerce developing businesses and locations. During the quarter and nine months ended September 30, 2014, we incurred restructuring and other exit costs, primarily related to closure of various U.K. garden center concession stands.

Interest Expense, Net

Interest expense increased  $0.9 million and $3.1 million for the quarter and nine months ended September 30, 2015, compared to the quarter and nine months ended September 30, 2014, respectively. The increases were due to higher debt principal balances outstanding, associated with the incremental borrowing for the Acquisition, as well as higher interest rates and increased amortization of both the interest rate cap and deferred financing fees.

Provision for Income Taxes

During the quarter ended September 30, 2015, we recorded a tax benefit of $0.8 million on a pre‑tax loss of $17.3 million, compared to a tax benefit of $2.2 million on pre‑tax income of $2.4 million for the quarter ended September 30, 2014. The effective tax rate decreased primarily due to anticipated book losses in the U.S. resulting from the amortization of the intangibles acquired in the Acquisition.

During the nine months ended September 30, 2015, we recorded a tax benefit of $0.4 million on pre‑tax income of $2.9 million, compared to a tax provision of $8.1 million on pre‑tax income of $27.1 million for the nine months ended September 30, 2014. The effective tax rate decreased primarily due to anticipated book losses in the U.S. resulting from the amortization of the intangibles acquired in the Acquisition.

BUSINESS SEGMENT OPERATING RESULTS

Prior to the Acquisition, the Company reported its business operations in three reportable segments: Consumer, Florist, and International. As a result of the Acquisition, the Company began reporting its business in four reportable segments: Consumer, Florist, International, and Provide Commerce. Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges or gains, transaction and integration‑related costs, and restructuring and other exit costs. Stock‑based compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income (expense).

CONSUMER SEGMENT

	Quarter Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages and average order values)
Segment revenues	$59,573	$54,714	$4,859	9%	$245,295	$238,383	$6,912	3%
Segment operating income	$9,641	$5,060	$4,581	91%	$27,995	$23,738	$4,257	18%
Key metrics and other financial data:
Consumer orders	706	709	(3)	(0)%	3,217	3,250	(33)	(1)%
Average order value	$74.01	$72.64	$1.37	2%	$70.86	$69.23	$1.63	2%
Segment operating margin	16%	9%			11%	10%

Consumer Segment Revenues

Consumer segment revenues increased  $4.9 million, or 9%, for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014. During the quarter ended September 30, 2015, the Company determined, based on a change in circumstances, that there is no longer a requirement to remit to relevant jurisdictions, under unclaimed property laws, the value of certain gift cards and vouchers which are not expected to be redeemed (“breakage”). As a result, the Consumer segment recognized breakage revenue of $4.1 million. In addition, average order value increased by 2% associated with consumers selecting higher value offerings, other merchandising improvements, and our sympathy business, which typically carries higher average order values.

Consumer segment revenues increased  $6.9 million, or 3%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily driven by the $4.1 million of breakage revenue, as previously described. In addition, average order value increased 2% primarily driven by our sympathy business, which typically carries higher average order values, consumers selecting higher value offerings, and other merchandising improvements, partially offset by a 1% decrease in consumer order volume. Consumer order volume declined during the Valentine’s Day and Mother’s Day holiday periods, offset in part by growth in order volume outside of these holiday periods in the first half of the year.

Consumer Segment Operating Income

Consumer segment operating income increased $4.6 million for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014, as revenue increased $4.9 million, as previously described, offset in part by a $0.3 million increase in operating expenses. Cost of revenues increased  $0.8 million primarily driven by an increase in product costs associated with consumers selecting higher value offerings, including sympathy products. Sales and marketing expenses decreased $0.7 million primarily due to reduced spending in online marketing. Consumer segment operating margin increased to 16% for the quarter ended September 30, 2015, compared to 9% for the quarter ended September 30, 2014, primarily due to the breakage adjustment in 2015.

Consumer segment operating income increased $4.3 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, as revenue increased $6.9 million, as previously described, offset in part by a $2.6 million increase in operating expenses. Cost of revenues increased $0.6 million due to an increase in product costs associated with consumers selecting higher value offerings, including sympathy products, which was partially offset by decreases associated with fewer orders. Sales and marketing expenses increased $1.9 million primarily due to increased spending on certain partner programs, including sympathy, partially offset by reduced spending in online marketing. The consumer segment operating margin increased to 11% for the nine months ended September 30, 2015, compared to 10% for the nine months ended September 30, 2014.

FLORIST SEGMENT

	Quarter Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages and average revenues per member)
Segment revenues	$36,753	$36,238	$515	1%	$125,922	$124,061	$1,861	2%
Segment operating income	$10,067	$10,660	$(593)	(6)%	$36,327	$35,906	$421	1%
Key metrics and other financial data:
Average revenues per member	$3,064	$2,858	$206	7%	$10,144	$9,447	$697	7%
Segment operating margin	27%	29%			29%	29%

Florist Segment Revenues

Florist segment revenues increased  $0.5 million for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014. Product revenues increased  $0.6 million primarily due to an increase in sales of fresh flowers and technology systems. Services revenues decreased  $0.1 million due to a $0.8 million decrease in subscription and other services revenues, partially offset by a $0.7 million increase in order-related revenues. Average revenues per member increased 7% for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014.

Florist segment revenues increased  $1.9 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. Product revenues increased  $2.5 million primarily due to an increase in sales of fresh flowers and technology systems. Services revenues decreased  $0.6 million due to a $2.0 million decrease in subscription and other services revenues, partially offset by a $1.4 million increase in order‑related revenues. Average revenues per member increased 7% for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

Florist Segment Operating Income

Florist segment operating income decreased $0.6 million, or 6%, for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014, as the revenue increase of  $0.5 million was more than offset by  a  $1.1 million increase in operating expenses. Cost of revenues increased $0.1 million, primarily driven by the increase in sales of fresh flowers and technology systems. Sales and marketing expenses increased $1.0 million associated with the increase in order-related revenues. The Florist segment operating margin decreased to 27% for the quarter ended September 30, 2015, compared to 29% in the quarter ended September 30, 2014.

Florist segment operating income increased $0.4 million, or 1%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, as the revenue increase of $1.9 million was partially offset by a $1.5 million increase in operating expenses. Cost of revenues increased $0.1 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily driven by the increase in sales of fresh flowers and technology systems. Sales and marketing expenses increased $1.5 million primarily due to a $2.0 million increase associated with the increase in order-related revenues, which was partially offset by a $0.5 million reduction in other sales and marketing expenses and personnel‑related costs. Florist segment operating margin remained consistent at 29% for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

INTERNATIONAL SEGMENT

	Quarter Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages, average order values, and exchange rates)
Segment revenues (in USD)	$35,538	$37,379	$(1,841)	(5)%	$124,700	$134,211	$(9,511)	(7)%
Segment revenues (in GBP)	£22,941	£22,389	£552	3%	£81,554	£80,467	£1,087	1%
Segment operating income (in USD)	$3,460	$3,763	$(303)	(8)%	$15,260	$15,330	$(70)	(1)%
Key metrics and other financial data:
Consumer orders	546	549	(3)	(1)%	1,972	2,005	(33)	(2)%
Average order value (in USD)	$53.45	$56.24	$(2.79)	(5)%	$51.89	$55.74	$(3.85)	(7)%
Average order value (in GBP)	£34.51	£33.70	£0.81	2%	£33.95	£33.43	£0.52	2%
Segment operating margin	10%	10%			12%	11%
Average currency exchange rate: GBP to USD	1.55	1.67			1.53	1.67

We present certain results from our International segment on a constant currency basis. Constant currency information compares results between periods as if foreign currency exchange rates had remained constant period‑over‑period. Our International segment operates principally in the U.K. We calculate constant currency by applying the foreign currency exchange rate for the prior period to the local currency results for the current period.

International Segment Revenues

International segment revenues decreased $1.8 million, or 5%, (increased $0.9 million, or 3%, in constant currency), for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014. The increase in revenues in constant currency was primarily due to an increase in average order value of 2%. In addition, revenues from Interflora’s florist business increased, driven by sales of wholesale products and increases in member fee revenues.

International segment revenues decreased $9.5 million, or 7%, (increased $1.8 million, or 1%, in constant currency), for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. The increase in revenues in constant currency was primarily due to an increase in average order value of 2%. In addition, revenues increased in Interflora’s florist business, driven by sales of wholesale products and increases in member fee revenues. These increases were partially offset by a 2% decrease in consumer order volume, primarily related to declines in the Valentine’s Day and U.K. Mother’s Day holiday periods, offset in part by growth in order volume outside of these holiday periods in the first half of the year.

International Segment Operating Income

International segment operating income decreased $0.3 million, or 8%, ($0.1 million, or 3%, in constant currency), for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014. Revenues decreased  $1.8 million (increased $0.9 million in constant currency) which was offset in part by a decrease in operating expenses of $1.5 million ($1.0 million increase in constant currency). Cost of revenues decreased $1.5 million (increased $0.4 million in constant currency). In constant currency, the increase in cost of revenues was primarily driven by an increase in average order value as well as costs associated with increased wholesale revenues. Sales and marketing expenses increased $0.1 million ($0.5 million in constant currency) due to increased brand marketing spend. International segment operating margin remained consistent at 10% for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014.

International segment operating income decreased slightly by  $0.1 million (increased $1.3 million, or 8%, in constant currency) for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. Revenues decreased  $9.5 million (increased $1.8 million in constant currency) which was offset in part by a decrease in operating expenses of $9.4 million (increased $0.5 million in constant currency). Cost of revenues decreased $7.4 million (increased $0.3 million in constant currency). In constant currency, the increase in cost of revenues related to an increase in average order value as well as costs associated with increased wholesale revenues. Sales and marketing expenses decreased $1.6 million ($0.2 million in constant currency) related to lower consumer order volume and closure of the U.K. garden center concession stands, partially offset by investments related to improving customer service metrics. International segment operating margin increased to 12% for the nine months ended September 30, 2015, compared to 11% for the nine months ended September 30, 2014.

PROVIDE COMMERCE SEGMENT

The results of operations for Provide Commerce for the quarter and nine months ended September 30, 2015 and 2014 are set forth below. The results from the quarter and nine months ended September 30, 2014 were derived from the unaudited pre‑Acquisition results of operations of Provide Commerce. These unaudited pre‑Acquisition results of operations of Provide Commerce have been included herein for informational purposes only and do not purport to be indicative of the results of future operations of the Provide Commerce segment or the results that would have actually been attained had the Acquisition been completed on or prior to January 1, 2014.

	Quarter Ended September 30,				Nine Months Ended September 30,
		2014	Change			2014	Change
	2015	(Pre-Acquisition)	$	%	2015	(Pre-Acquisition)	$	%
	(in thousands, except percentages and average order values)
Segment revenues	$60,465	$66,412	$(5,947)	(9)%	$440,249	$480,992	$(40,743)	(8)%
Segment operating income/(loss)	$(5,679)	$(9,934)	$4,255	43%	$29,307	$14,487	$14,820	102%
Key metrics and other financial data:
Consumer orders	1,216	1,355	(139)	(10)%	8,819	9,796	(977)	(10)%
Average order value	$48.63	$47.90	$0.73	2%	$49.50	$48.61	$0.89	2%
Segment operating margin	(9)%	(15)%			7%	3%

Provide Commerce Segment Revenues

Provide Commerce segment revenues decreased $5.9 million, or 9%, for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014, primarily driven by a 10% decrease in consumer order volume partially offset by a 2% increase in average order value. The revenue decline primarily resulted from the ProFlowers business, which represented $5.1 million of the total decline.

Provide Commerce segment revenues decreased $40.7 million, or 8%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily driven by a 10% decrease in consumer order volume partially offset by a 2% increase in average order value. The revenue decline primarily resulted from the ProFlowers business, which represented $41.9 million of the total decline, partially offset by 7% growth in the Personal Creations business.

Provide Commerce Segment Operating Income/(Loss)

Provide Commerce segment operating loss improved  $4.3 million, or 43%, for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014. Revenues decreased $5.9 million which was more than offset by decreases in operating expenses of $10.2 million. The decrease in operating expenses was due primarily to reductions in product and shipping costs associated with the lower order volume, as well as planned reductions in marketing expenditures and personnel‑related costs, during the quarter ended September 30, 2015. Provide Commerce segment operating margin improved to (9)% for the three months ended September 30, 2015, compared to (15)% for the three months ended September 30, 2014.

Provide Commerce segment operating income increased $14.8 million, or 102%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.  Revenues decreased $40.7 million which was more than offset by decreases in operating expenses of $55.5  million. The decrease in operating expenses was due primarily to reductions in product and shipping costs associated with the lower order volume, as well as planned reductions in marketing expenditures and personnel‑related costs, during the nine months ended September 30, 2015. Provide Commerce segment operating margin increased to 7% for the nine months ended September 30, 2015, compared to 3% for the nine months ended September 30, 2014.

UNALLOCATED EXPENSES

	Quarter Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Unallocated expenses	$11,198	$10,292	$906	9%	$36,252	$25,130	$11,122	44%

Unallocated expenses include various corporate costs, such as corporate finance, legal, and certain human resources costs. In addition, unallocated expenses include stock‑based compensation for all eligible Company employees, restructuring and other exit costs, transaction and integration‑related costs, and litigation and dispute settlement charges and gains.

Unallocated expenses increased  $0.9 million for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014. The increase in unallocated expenses was primarily due to an increase in personnel‑related costs of $2.8 million, due to increased headcount, stock‑based compensation, and other compensation costs.  We also incurred restructuring and other exit costs of $1.5 million during the quarter ended September 30, 2015. During the quarter ended September 30, 2015, costs related to audit and other professional fees and insurance increased $0.6 million compared to the quarter ended September 30, 2014. Partially offsetting these increases was a decrease in transaction and integration‑related costs of $2.3 million and a decrease in litigation and dispute settlement charges (net of insurance recoveries) of $1.6 million in the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014.

Unallocated expenses increased  $11.1 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we incurred restructuring and other exit costs of $5.9 million, primarily associated with the Acquisition, compared to $0.2 million of restructuring costs incurred in the nine months ended September 30, 2014. During the nine months ended September 30, 2015, transaction and integration‑related costs also increased $1.2 million compared to the nine months ended September 30, 2014. Personnel‑related costs increased $5.2 million, primarily due to increased headcount, stock‑based compensation, and other compensation costs. Costs related to audit and other professional fees and insurance increased $1.8 million. Partially offsetting these increases was a decrease in litigation and dispute settlement charges (net of insurance recoveries) of $2.6 million in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

2013 Credit Agreement

On July 17, 2013, FTD Companies, Inc. entered into a credit agreement (the “2013 Credit Agreement”) with Interflora British Unit, certain wholly‑owned domestic subsidiaries of FTD Companies, Inc. party thereto as guarantors, the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of America, N.A., as the administrative agent for the lenders, which provided for a $350 million five‑year revolving credit facility. On July 17, 2013, FTD Companies, Inc. drew $220 million of the $350 million revolving credit facility and used this, together with approximately $19 million of its existing cash balance, to repay amounts outstanding under its previous credit facility in full and to pay fees and expenses related to the 2013 Credit Agreement.

On September 19, 2014, the Company entered into an amendment to the 2013 Credit Agreement (the “Amended and Restated Credit Agreement”). Among other things, the Amended and Restated Credit Agreement provided for a term loan in an aggregate principal amount of $200 million, the proceeds of which were used to repay a portion of outstanding revolving loans under the Amended and Restated Credit Agreement, and also provided for a revolving loan advance (the “Acquisition Advance”) to finance the cash portion of the Acquisition purchase price. On December 31, 2014, we borrowed $120 million under the Acquisition Advance to fund the cash portion of the Acquisition purchase price.

The obligations under the Amended and Restated Credit Agreement are guaranteed by certain of FTD Companies, Inc.’s wholly‑owned domestic subsidiaries (together with FTD Companies, Inc., the “U.S. Loan Parties”). In addition, the obligations under the Amended and Restated Credit Agreement are secured by a lien on substantially all of the assets of the U.S. Loan Parties, including a pledge of all of the outstanding capital stock of certain direct subsidiaries of the U.S. Loan Parties (except with respect to foreign subsidiaries and certain domestic subsidiaries whose assets consist primarily of foreign subsidiary equity interests, in which case such pledge is limited to 66% of the outstanding capital stock).

The interest rates applicable to borrowings under the Amended and Restated Credit Agreement are based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to the Company’s net leverage ratio. In addition, the Company pays a commitment fee ranging from 0.20% per annum to 0.40% per annum on the unused portion of the revolving credit facility. The interest rates (based on LIBOR) at September 30, 2015 under the term loan and the revolving credit facility were 2.33% and 2.19%, respectively. The commitment fee rate at September 30, 2015 was 0.30%. The Amended and Restated Credit Agreement contains customary representations and warranties, events of default, affirmative covenants, and negative covenants, that, among other things, require the Company to maintain compliance with a maximum net leverage ratio and a minimum consolidated fixed charge coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, and asset sales, and the Company’s ability to incur additional debt and additional liens. The Company was in compliance with all covenants under the Amended and Restated Credit Agreement at September 30, 2015.

The term loan is subject to amortization payments of $5 million per quarter and customary mandatory prepayments under certain conditions. During the nine months ended September 30, 2015, the Company paid down $20 million of the amounts outstanding under the revolving credit facility. The outstanding balance of the term loan and all amounts outstanding under the revolving credit facility are due upon maturity in September 2019.

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

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

Our total cash and cash equivalents balance decreased by $80.5 million to $15.1 million at September 30, 2015, compared to $95.6 million at December 31, 2014. Our summary cash flows for the periods presented were as follows (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Net cash provided by/(used for) operating activities	$(2,704)	$25,104
Net cash used for investing activities	$(20,695)	$(5,364)
Net cash used for financing activities	$(56,225)	$(4,867)

Net cash used for operating activities was $2.7 million for the nine months ended September 30, 2015, as compared to net cash provided by operating activities of $25.1 million for the nine months ended September 30, 2014. Net cash provided by operating activities is driven by our net income adjusted for non‑cash items including, but not limited to, depreciation and amortization, deferred taxes, stock‑based compensation, and changes in operating assets and liabilities. The change in net cash provided by/used for operating activities was due to a $58.6 million change in operating assets and liabilities and a $15.6 million decrease in net income which was partially offset by an increase of $46.4 million in non‑cash items, primarily related to depreciation and amortization. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing, and other factors.

Net cash used for investing activities increased by $15.3 million due to payment of the post‑closing working capital adjustment related to the Acquisition and an increase in purchases of property and equipment. We currently anticipate that our total capital expenditures for 2015 will be less than $20 million. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

Net cash used for financing activities increased by $51.4 million. The increase in net cash used for financing activities was primarily due to the repayment of $35.0 million of outstanding amounts under the Amended and Restated Credit Agreement during the nine months ended September 30, 2015. In addition, we paid $20.0 million to repurchase 0.7 million shares of our common stock under the Repurchase Program, as described below, and $2.0 million related to withholding taxes on vested restricted stock units, during the nine months ended September 30, 2015. We withhold shares to cover withholding taxes on vested restricted stock units and pay these taxes in cash. During the nine months ended September 30, 2014,  we paid $3.8 million of debt issuance costs associated with the Amended and Restated Credit Agreement as well as $1.8 million related to withholding taxes on vested restricted stock units.

We currently expect to generate positive cash flows from operations at least for the next twelve months. We may use our existing cash balances and future cash generated from operations to fund, among other things, working capital, stock repurchases, interest payment obligations, quarterly amortization payments and mandatory prepayments, if any, under the Amended and Restated Credit Agreement, capital expenditures, and acquisitions.

If we need to raise additional capital through public or private debt or equity financings, strategic relationships, or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could severely constrain or prevent us from, among other factors, developing new or enhancing existing services or products, acquiring other services, businesses, or technologies, or funding significant capital expenditures and may have a material adverse effect on our business, financial position, results of operations, and cash flows, as well as impair our ability to service our debt obligations. If additional funds were raised through the issuance of equity or convertible debt securities, the percentage of stock owned by the then‑current stockholders could be reduced. Furthermore, such equity or any debt securities that we issue might have rights, preferences, or privileges senior to holders of our common stock. In addition, trends in the securities and credit markets may restrict our ability to raise any such additional funds, at least in the near term.

On February 27, 2014, our board of directors authorized a common stock repurchase program (the “Repurchase Program”) that allows us to repurchase up to $50 million of FTD common stock from time to time over a two‑year period in both open market and privately negotiated transactions. No purchases were made under the Repurchase Program prior to 2015. As of September 30, 2015, the Company has repurchased 0.7 million shares under the Repurchase Program at an average cost per share of $29.72. No repurchases were made under the repurchase Program during the quarter ended September 30, 2015.

Contractual Obligations and Other Commitments

There have been no material changes, outside the ordinary course of business, related to the Company’s contractual obligations or other commitments as disclosed in Item 7 of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2014.

Off‑Balance Sheet Arrangements

At September 30, 2015, we did not have any off‑balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S‑K promulgated by the SEC, that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013‑11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, as codified in FASB Accounting Standards Codification (“ASC”) 740. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU were effective for the Company beginning January 1, 2015. The amendments were applied prospectively to all unrecognized tax benefits that existed at the effective date. This update did not have a material impact on our consolidated financial statements.

In May 2014, FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers. The amendments in this ASU affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The amendments in this ASU require an entity to recognize revenue related to the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance was deferred by ASU 2015-14, issued by the FASB in August 2015, and is now effective for fiscal years and interim periods beginning on or after December 15, 2017 with early adoption permitted as of the original effective date for periods beginning after December 15, 2016. We are currently assessing the impact of this update on our consolidated financial statements.

In January 2015, FASB issued ASU No. 2015‑01, Income Statement—Extraordinary and Unusual Items, which eliminates the concept of extraordinary items from GAAP. The amendments in this ASU eliminate the requirement that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2015. The amendments should be applied prospectively and retrospective application is permitted. We do not expect this update to have a material impact on our consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03, Interest—Imputation of Interest, which simplifies the presentation of debt issuance costs by requiring debt issuance costs related to a debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. Additionally in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. The amendments in these ASUs will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2015. The amendments should be applied on a retrospective basis. We expect that these updates will reduce both other assets and the outstanding debt balance by approximately $3.1 million at September 30, 2015.

In April 2015, FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2015. The amendments can be applied prospectively to all arrangements entered into or materially modified after the effective date or retrospectively and early adoption is permitted. We are currently assessing the impact of this update on our consolidated financial statements.

In July 2015, FASB issued ASU No. 2015-11, Inventory—Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The update does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The update applies to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost methods. The amendments in this ASU will be effective for the Company for fiscal years, and the interim periods within those years, beginning after December 15, 2016. The amendments must be applied prospectively and early adoption is permitted. We are currently assessing the impact of this update on our consolidated financial statements.

In September 2015, FASB issued ASU No. 2015-16, Business Combinations —Simplifying the Accounting for Measurement-Period Adjustments. This update requires than an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2015. The amendments must be applied prospectively and early adoption is permitted. We have adopted the amendments in this update, which did not have a material impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to the Company’s market risk as disclosed in Item 7A of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2014.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As permitted by interpretive guidance issued by the Securities and Exchange Commission (“SEC”) staff, companies are allowed to exclude acquired businesses from their assessment of internal control over financial reporting during the first year after completion of an acquisition while integrating the acquired company. Accordingly, as Provide Commerce was acquired by the Company on December 31, 2014, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 excluded Provide Commerce. Management’s evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report excludes any evaluation of the internal controls of Provide Commerce. Provide Commerce’s assets and revenues represented approximately 50% and approximately 48% of the Company’s consolidated total assets and consolidated total revenues, respectively, as of and for the nine months ended September 30, 2015.

Changes in internal controls

As the Company completed the acquisition of Provide Commerce on December 31, 2014, the Company continues to evaluate the internal controls of Provide Commerce and the impact of Provide Commerce on the Company’s internal control over financial reporting. Except as described in this Item 4, during the Company’s most recent quarter, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Since the Company excluded Provide Commerce from its assessment of internal control over financial reporting as of December 31, 2014, such assessment did not include the material weaknesses identified by Provide Commerce’s external auditor related to the audit of the December 31, 2013 Provide Commerce financial statements. The following deficiencies were considered to be material weaknesses in Provide Commerce’s internal controls in connection with that audit:

•	Provide Commerce’s accounting department does not include an individual who serves as the resident expert in technical GAAP matters.

•

Provide Commerce’s accounting department is not staffed with a sufficient number of qualified accounting resources to allow for independent reviews of accounting schedules in order to address all relevant key risk points in the underlying accounting analysis.

•

Provide Commerce’s general information technology (“IT”) controls (“GITCs”) are ineffective, in large part, because access to Provide Commerce’s various IT systems are not properly restricted to appropriate personnel, including administrative access rights. Further, controls are not in place to assess the completeness and accuracy of system reports given the lack of effective GITCs.

As part of the Company’s continuing review of Provide Commerce’s internal controls, the Company’s corporate accounting staff is providing expertise and oversight in relation to technical GAAP matters. In addition, the Company is implementing plans to improve the competency and staffing of the accounting department of the Provide Commerce segment. The assessment of internal controls related to information technology and the implementation of plans to improve the general information technology controls for this segment is underway. The Company will include Provide Commerce in its evaluation of internal control over financial reporting that will be included in its Annual Report on Form 10‑K for the year ending December 31, 2015.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please refer to Note 15—“Contingencies—Legal Matters” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10‑Q.

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10‑K for the year ended December 31, 2014.

ITEM 6.  EXHIBITS

See the Exhibit Index following the signature page to this Form 10‑Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2015	FTD Companies, Inc. (Registrant)

	By:	/s/ Becky A. Sheehan
Becky A. Sheehan
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to
No.	Exhibit Description	Filed with this Form 10‑Q	Form	File No.	Date Filed	Exhibit Number (if different)
10.1	Form of Option Agreement for Officers with Employment Agreements	X
10.2	Form of Option Agreement for Domestic Employees	X
10.3	Form of Option Agreement for UK and Canadian Employees	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X