Form 10-K
period 2015-12-31
FTD Companies, Inc.
filed 2016-03-11
CIK 1575360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001‑35901

FTD Companies, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	32‑0255852 (I.R.S. Employer Identification No.)
3113 Woodcreek Drive Downers Grove, Illinois (Address of principal executive office)	60515 (Zip Code)

(630) 719‑7800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015), based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market was $514.6 million. At March 7, 2016, there were 27,714,097 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10‑K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement relating to the 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2015.

FTD COMPANIES, INC.

INDEX TO FORM 10‑K

For the Year Ended December 31, 2015

In this document, references to “FTD Companies,” “FTD,” the “Company,” “we,” “us,” and “our” refer to FTD Companies, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

Forward‑Looking Statements

This Annual Report on Form 10‑K (this “Form 10‑K”) and the documents incorporated herein by reference contain certain forward‑looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward‑looking statements. These forward‑looking statements include, but are not limited to, statements about our strategies; statements regarding expected synergies and benefits of our acquisition of Provide Commerce, Inc.; expectations about future business plans, prospective performance and opportunities, including potential acquisitions; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness and invest in initiatives; our products and services; pricing; marketing plans; competition; settlement of legal matters; and the impact of accounting changes and other pronouncements. Potential factors that could affect such forward‑looking statements include, among others, the factors disclosed in the section entitled “Risk Factors” in this Form 10‑K and additional factors that accompany the related forward‑looking statements in this Form 10‑K and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward‑looking statements, which reflect management’s analysis only as of the date hereof. Any such forward‑looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward‑looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.  BUSINESS

Overview

FTD Companies, Inc.,  together with its subsidiaries (referred to herein as the “Company,” “FTD,” “we,” “us,” or “our”) is a premier floral and gifting company with a vision to be the leading and most trusted floral and gifting company in the world. Our mission is to inspire, support, and delight our customers when expressing life’s most important sentiments. We provide floral, specialty foods, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. Our business uses the highly recognized FTD® and Interflora® brands, both of which are supported by the iconic Mercury Man logo®. While we operate primarily in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), and the Republic of Ireland, we have worldwide presence as our iconic Mercury Man logo is displayed in nearly 40,000 floral shops in approximately 150 countries. Today, the gold “Mercury Man” is one of the most recognized logos in the world and we are one of the largest and most trusted e-commerce floral and gift retailers in the world. Our diversified portfolio of brands also includes ProFlowers®, ProPlants®, Shari’s Berries®, Personal Creations®, RedEnvelope®, Cherry Moon Farms®, Flying Flowers®, Flowers Direct®, Sesame®, Ink CardsTM, PostagramTM, and Gifts.comTM. While floral arrangements and plants are our primary offerings, we also market and sell gift items, including gourmet-dipped berries and other sweets, personalized gifts, premium fresh fruit baskets, gift baskets, wine and champagne, jewelry, and spa products.

On December 31, 2014, we acquired from a wholly owned subsidiary of Liberty Interactive Corporation (“Liberty”) all of the issued and outstanding shares of common stock of Provide Commerce, Inc. (“Provide Commerce”), for a purchase price consisting of (i) cash consideration of $106.6 million, excluding acquired cash on hand of $38.1 million and a post-closing working capital adjustment of $9.9 million, and (ii) 10.2 million shares of FTD common stock (the “Acquisition”). At December 31, 2015, Liberty holds approximately 37% of the outstanding shares of FTD common stock. For additional information and risks associated with the Acquisition, see “Risk Factors,” which appears in Item 1A of this Form 10‑K.

We believe the Acquisition furthers our vision to become the leading and most trusted floral and gifting company in the world as it brought together two complementary businesses to offer customers a greater variety of floral and gifting products and an enhanced shopping experience. We believe the Acquisition expanded the breadth of our brand and resulted in the following strategic benefits, among others:

•

enhanced consumer floral and gifting categories by combining FTD's iconic brands, FTD and Interflora, and the Mercury Man logo with Provide Commerce's respected and highly recognizable e-commerce brands, as described below;

•

diversified revenue streams and broadened consumer demographics through the combination of FTD's and Provide Commerce's complementary businesses and customer bases, with opportunities for cross-selling brands; and

•

generation of significant cost synergies to increase stockholder value, including approximately $25 million in annual cost synergies expected by the end of 2017, through efficiencies in operations, including procurement and fulfillment, general and administrative, marketing, and information technology costs.

About FTD Companies

On August 18, 1910, thirteen American retail florists, led by John Valentine, agreed to exchange orders for out‑of‑town deliveries. In telegraphing orders to each other from opposite sides of the country, they hoped to eliminate their reliance on trains to send flowers to far away recipients. At the time, lengthy transit times made sending flowers to friends and relatives in distant locations almost impossible. The flowers could not survive the long journey. Soon independent florists all over America were telegraphing and telephoning orders to each other using the FTD network. They found that, by working together, they were able to make the seemingly impossible, possible. For the first time, beautiful bouquets could be made and personally hand-delivered anywhere in the country within a day. The idea revolutionized the way flowers could be sent; customers could now mark special occasions with flowers from afar. Originally called “Florists’ Telegraph Delivery Association,” FTD was the world’s first flowers‑by‑wire service. In

1914, FTD adopted the Roman messenger god as its logo and the Mercury Man has ever since been our iconic logo. In 1965, FTD expanded to include international transactions, and the company was renamed “Florists’ Transworld Delivery” to reflect its growing worldwide presence.

Not surprisingly, it was not long before florists outside of the U.S. wanted to provide the same delivery service to distant locations. In the U.K., a nursery owner from Essex and a florist in Glasgow brought the concept to the U.K., and on May 30, 1923, Florists’ Telegraph Delivery Association launched in the U.K. In the 1950’s, the name Interflora was adopted, which is one of the most recognized brands in the U.K. and the Republic of Ireland. FTD acquired Interflora in July 2006. Our Interflora brand recognition within the flower delivery market has prompted and unprompted awareness more than twice that of our competitors. In April 2012, Interflora acquired certain assets of the Gifts Division of Flying Brands Limited, including the Flying Flowers and Flowers Direct businesses.

Provide Commerce was founded in 1998 under the name ProFlowers, Inc. In 2003, ProFlowers, Inc. changed its name to Provide Commerce, Inc. Subsequent to its initial public offering in 2003 and prior to its acquisition by Liberty in 2006, Provide Commerce was an independent, publicly traded company.

FTD Companies, Inc. is a Delaware corporation headquartered in Downers Grove, Illinois that was formed in April 2008 in connection with United Online’s acquisition of FTD Group, Inc. (“FTD Group”). FTD Group, a wholly owned subsidiary of FTD Companies, Inc., is a Delaware corporation that was formed in 2003 by a private investment fund affiliated with Leonard Green & Partners, L.P. solely for the purpose of acquiring majority ownership of FTD, Inc. FTD, Inc., a wholly owned subsidiary of FTD Group, is a Delaware corporation that commenced operations in 1994 when FTD converted from a not‑for‑profit cooperative to a for‑profit corporation. FTD, Inc.’s principal operating subsidiaries are Florists’ Transworld Delivery, Inc., FTD.COM Inc. (“FTD.COM”), Interflora, and Provide Commerce.

On November 1, 2013, FTD Companies, Inc. became an independent, publicly traded company on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “FTD.” Prior to November 1, 2013, FTD was a wholly owned subsidiary of United Online, Inc. (“United Online”). On November 1, 2013, United Online separated into two independent, publicly traded companies: FTD Companies, Inc. and United Online, Inc. (the “Separation”). The Separation was consummated through a tax‑free dividend involving the distribution of all shares of FTD common stock to United Online’s stockholders. In connection with the Separation, holders of United Online common stock received one share of FTD common stock for every five shares of United Online common stock held on the record date (prior to giving effect to a reverse stock split of United Online shares). For additional information and risks associated with our separation from United Online, see “Risk Factors,” which appears in Item 1A of this Form 10‑K.

Our Businesses

Our FTD Consumer business in the U.S. and Canada operates primarily through our www.ftd.com website, associated mobile sites, and the 1‑800‑SEND‑FTD telephone number. While floral arrangements and plants are our primary offerings, we also market and sell gift items, including gourmet-dipped berries and other sweets, personalized gifts, premium fresh fruit baskets, gift baskets, wine and champagne, jewelry, and spa products. The majority of Consumer orders are hand delivered by our floral network members, with same‑day delivery available in most locations. The other Consumer orders are fulfilled and shipped directly to the recipient in a special, elegant FTD gift box through our company-operated distribution network or by third parties via next‑day and future‑day delivery services.

Our Provide Commerce business operates primarily through the www.proflowers.com,  www.berries.com, www.personalcreations.com, www.proplants.com, and www.gifts.com websites, associated mobile sites and applications, and various telephone numbers. Floral and gift offerings include fresh‑cut flowers, floral arrangements, plants, gourmet‑dipped berries and other products, premium fresh fruit baskets, and personalized gifts and other gifting products. Consumer orders are fulfilled primarily through our company‑operated distribution network or by third‑party suppliers who ship directly to the recipient.

Our FTD Florist business operates in the business‑to‑business market. We provide a comprehensive suite of products and services to members of our floral network, including services that enable our floral network members to send, receive, and deliver floral orders. Floral network members include traditional retail florists, as well as other retail locations offering floral and related products, that are located primarily in the U.S. and Canada. We also provide products and services to other companies in need of floral and gifting solutions. Our large floral network provides an order fulfillment vehicle for our consumer businesses that allows us to offer same‑day delivery capability (subject to certain limitations) to recipients throughout the U.S. and Canada.

Interflora is a premier floral and gifting company in the U.K. and offers the widest range of products and delivery options, and the highest service levels in the U.K. and the Republic of Ireland. Interflora operates primarily through its www.interflora.co.uk, www.flyingflowers.co.uk, www.flowersdirect.co.uk, and www.interflora.ie websites, associated mobile sites and applications, and various telephone numbers. Our portfolio of brands also includes Flying Flowers and Flowers Direct. Our products include: floral gift products, sympathy arrangements, personalized items, and occasion‑specific gifts and plants. Consumers can also design their own bouquet, stem by stem, online using My Interflora CreationTM. In addition to our floral offerings, we also offer a wide range of finishing touches such as bears, chocolates, and wine, together with a range of non‑floral gifts, including tailored food gifts through My Interflora Creation. Interflora’s floral gift offerings are made possible through its network of florists in the U.K. and the Republic of Ireland, with the majority of its products being delivered through its floral network. Consumers also have the option of ordering specific products that are presented in specially designed elegant gift boxes and delivered by third‑party couriers. We also provide products and services to floral network members, funeral directors, independent gift shops, other retailers, and other companies in need of floral and gifting solutions.

Industry Background

Floral Industry

Floral industry retail purchases in the U.S., including flowers, potted plants, and seeds, were approximately $30 billion in 2015, according to and as updated by the U.S. Department of Commerce. Floral industry retail purchases in the U.K., including fresh‑cut flowers and indoor plants, were approximately £2.2 billion in 2013, according to the latest available study by Mintel, a market research company. Both the U.S. and U.K. markets are highly fragmented, with thousands of floral industry participants. Trends in the floral retail markets include the following:

•

Floral mass marketers, such as our consumer businesses, capture floral orders from consumers via websites, associated mobile sites and applications, and telephone. The floral mass marketers’ share of retail floral purchases has expanded due to shifting consumer preferences towards purchasing floral products online and through mobile sites and applications, and the emergence of prominent brands with national or international exposure.

•	Increasing consumer interest in floral arrangements shipped directly to consumer recipients via common carrier has also benefited floral mass marketers.

There were approximately 14,600 retail florists in the U.S. in 2012, according to the U.S. Census Bureau’s most recent study. Supermarkets, mass merchants, and other retailers have established or increased their presence in the floral retail market by adding a variety of floral and related gift products to their merchandise assortments. The continuance of supermarkets and mass merchants as increasingly important distribution channels within the floral retail market has led many traditional retail florists to expand their merchandise offerings to include a larger selection of gift items, outdoor nursery stock, and seasonal decorations, among other items.

Floral wire services utilize proprietary network communication systems to enable the transmission and fulfillment of orders among floral network members. Floral wire services may include order transmission, clearinghouse services, marketing, and other services in support of the floral network. Order clearinghouse services play an important role by ensuring the flow of payment between a floral network member sending an order received from a consumer and the member receiving and fulfilling the order, thereby eliminating counterparty credit risk for the floral network members. Providers of floral wire services may offer a broad range of services that are designed to promote revenue growth and facilitate the efficient operation of a retail florist’s business. Traditional retail florists often rely on floral network services to provide incoming order volume.

Specialty Food and Gift Industry

The retail specialty food market generated approximately $70 billion of sales in 2013, according to Specialty Food Magazine. Manufacturer sales of specialty foods direct to consumers represented 15% of such sales in 2013. In addition, purchases of sweets and personalized items as gifts totaled approximately $25 billion in 2012, based on research conducted by a third‑party market research firm retained by Provide Commerce. Trends in the specialty food and gift industry have included the following:

•

Online gifting businesses capture food and personalized gift orders from consumers via websites, associated mobile sites and applications, and telephone. The research noted above showed that 72% of individuals over the age of 18 report having purchased a gift online.

•

Consumer interest in purchasing one‑of‑a‑kind gifts, and a willingness to pay a premium for them, has rewarded gifting companies offering innovative food and gift‑themed merchandise, leveraging personalization and customization extensively.

Our Business Strategy

Our vision is to be the leading and most trusted floral and gifting company in the world. Our mission is to inspire, support, and delight our customers when expressing life’s most important sentiments. We strive to attain these goals through the following key strategies:

•

Innovative Product Selection:  Our extensive range of fresh‑cut flowers and floral arrangements, plants, gourmet food products, personalized gifts, wine and champagne, jewelry, and other gifting items provides our customers with innovative offerings in expressing life’s most important sentiments. We offer exclusive products by FTD, Interflora, ProFlowers, Shari’s Berries, Personal Creations, and Cherry Moon Farms and other exclusive products designed with our strategic partners. Our premium and branded floral gift products include FTD Luxe Collection, My Interflora Creation, FTD Color Confections, FTD Expressions® Collection, FTD® College Rose™ Collection, FTD Color Your Day™ Collection, Better Homes and Gardens® Collection, USO® Collection, Jane Seymour Silk Botanicals, and Vera Wang Flowers, along with Baccarat®, and Waterford®, among others. Any third party trademarks are the property of their respective owners.

•

Strong Brand Awareness:  We believe that building greater awareness of our brands and communicating brand differentiation, both within and beyond the existing customer base, are important for growth. We promote our brands through a variety of traditional and digital marketing and promotional techniques, including online, social, print, radio, email, direct mail, public relations, and television.

•

High-Quality, Consistent Fulfillment Capabilities:  We believe a key differentiator for our brands is delivering high-quality, consistent products and services to our customers. Having strong relationships with quality suppliers is crucial to the success of our platform. To maintain high standards, we have established quality assurance programs to review and test our suppliers on an ongoing basis. We continue to work with suppliers to explore new methods to preserve quality and freshness, ensure a diverse product offering, maintain efficient technology, and reduce costs. In addition, we regularly seek out new suppliers to provide the broadest available selection of quality products for the benefit of our customers. Our extensive flower selection is largely sourced from Colombia, the U.S., Kenya, Holland, Ecuador, and Thailand. In addition, our strawberries are largely sourced from the U.S. and Mexico. Further, we offer a variety of delivery options, including same‑day delivery to the U.S., Canada, the U.K., and the Republic of Ireland, next‑day and future‑day delivery service throughout the world (subject to certain limitations), and three‑hour, as well as morning and afternoon delivery options in the U.K.

Our fulfillment model includes independent retail florists, third‑party suppliers who ship directly to our customers and now, with the addition of Provide Commerce, company‑operated distribution facilities that ship product directly to our customers. Further, we are part of an international network with nearly 40,000 floral shops displaying our iconic Mercury Man logo, enabling consumers to purchase products for delivery in approximately 150 countries. We will continue to optimize our distribution network, enabling us to deliver our products to customers in a high-quality manner while improving the efficiency of our fulfillment and logistics operations.

•

Strong Relationships with Our Floral Network Members:  Maintaining strong relationships with our floral network members is key to our success. FTD has both customer and supplier relationships with our florist network members. To maintain high standards among our floral network members, we have member training programs and have established a quality assurance program to review and test the quality of our floral network members. We believe that our florist network members have the unique blend of skills, creativity and attention to detail needed to create unique and special handmade arrangements. Further, our floral network members have important roles in supporting our brands.

•

Customer Satisfaction and Loyalty:  We believe that by continuing to offer innovative product and service offerings and delivering high-quality, consistent products to consumers, we can increase customer satisfaction, and, in turn, increase customer loyalty, thereby enabling growth. We offer our customers a satisfaction guarantee for fresh, beautiful floral arrangements, plants, and gifts. We strive to deliver high‑caliber customer service to our consumer customers, floral network members, and other customers. We operate a customer service center in our headquarters in Downers Grove, Illinois; San Diego, California; and in other locations in the U.S., the U.K., and also in outsourced locations. High-quality products and excellent customer service are critical to our brand strength and brand loyalty.

•	Strong Operating Performance and Cash Flows: We manage our business with a focus on profitability, discipline in our cost structure, and cash flow generation.

As part of our business strategy, we continue to expand the breadth of our brands through organic growth and, where appropriate, through the acquisition of complementary businesses. The Acquisition was part of this strategy. We will explore opportunities to differentiate our floral and gift branded product offerings with a mind to providing customers greater options in expressing life’s most important sentiments. We also seek to provide higher value offerings to our customers, which may, for example, include bundled floral and gift product offerings. In addition, we believe our ability to acquire and retain customers effectively is critical to our success. We continue to seek expansion of our business by, among other things, marketing to our current and potential consumer and floral network customers. Our marketing efforts are primarily focused on generating orders from new and existing customers; increasing the value of our offerings to our customers thereby increasing average order value; increasing the penetration of sales of our services and products to our floral network members; attracting new members to our floral networks; and marketing our products and services to alternative channels such as supermarkets, mass merchants, and other retail locations.

In an effort to acquire and retain consumers, we engage in multi‑channel, integrated marketing efforts, which include online advertising and marketing, including search engine marketing and optimization; social media and group‑buying programs; co‑marketing and affiliate partnerships and loyalty programs such as airlines and other corporate and travel companies; database marketing to existing consumer customers featuring email promotions; direct mail and other forms of print advertising; an email‑based reminder service that provides consumers with personalized reminders of occasions such as birthdays, anniversaries, and key gift‑giving holidays; and radio, public relations, television, and other offline advertising. As consumer shopping continues to migrate from computers to mobile devices, we are committed to providing the best shopping experience from all types of devices. In addition, we modify our website formats and redesign our offerings based on customer purchasing patterns. Our objective is to continually innovate and evolve the customer experience, inspiring unprecedented brand loyalty and passion.

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

Reportable Segments

With the management changes that occurred in conjunction with the Separation, we began reporting our business operations in three operating and reportable segments: Consumer, Florist, and International. As a result of the Acquisition, our operating and reportable segments changed to include a fourth segment: Provide Commerce. Accordingly, as of December 31, 2014, our operating and reportable segments consist of Consumer, Provide Commerce, Florist, and International.

As the Acquisition was completed on December 31, 2014, the Company’s consolidated balance sheet at December 31, 2014 included the Provide Commerce assets acquired and liabilities assumed in the Acquisition. However, no results of operations of Provide Commerce were included in the Company’s consolidated statement of operations for the year ended December 31, 2014. For the year ended December 31, 2015, the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presented reflects this four operating and reportable segment presentation. The financial information provided in the MD&A related to Provide Commerce for the year ended December 31, 2014, is provided for informational purposes only and is unaudited. For additional information about our reportable segments refer to MD&A in Part II, Item 7 of this Form 10-K and Note 3—“Segment Information” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10‑K.

Consumer Segment.  Through our Consumer segment, we are a leading direct marketer of floral and gift products for consumers, primarily in the U.S. and Canada. We operate primarily through the www.ftd.com website, associated mobile sites, and the 1‑800‑SEND‑FTD telephone number. The majority of consumer orders are hand delivered by our floral network members, who provide same‑day and future‑day delivery services. The other consumer orders are fulfilled and shipped directly to the recipient in an elegant gift box by third parties, who provide next‑day and future‑day delivery services. This segment has a negative working capital model as consumers generally pay us before payment is required to be made to the floral network members and other third‑party vendors.

Provide Commerce Segment.  Through our Provide Commerce segment, we are a leading direct marketer of floral and gift products for consumers, including specialty foods, personalized gifts, and other gifting products, primarily in the U.S. We operate primarily through our www.proflowers.com, www.berries.com,  www.personalcreations.com, www.proplants.com, and www.gifts.com websites, associated mobile sites and applications, and various telephone numbers. Consumer orders for this segment are fulfilled primarily by us or third‑party suppliers and shipped directly to the recipient in a gift box on the delivery date specified by the sender. A smaller portion of the consumer orders for this segment are fulfilled by the FTD floral network members.

Florist Segment.  Through our Florist segment, we are, together with Interflora, the world’s largest and most experienced floral network, offering products and services to our floral network members, which include traditional retail florists and other non‑florist retail locations, primarily in the U.S. and Canada. We also provide products and services to other companies in need of floral and gifting solutions. Our comprehensive suite of services includes, among other things, access to the FTD brand and the Mercury Man logo, which are supported by various FTD marketing campaigns; clearinghouse and order transmission services that enable our members to send, receive, and deliver floral and gift orders; access to the floral network; directory publication services; credit card processing services; e‑commerce website services; online advertising tools; and system support services. Our large floral network provides an order fulfillment vehicle for our consumer orders that allows us to offer same‑day delivery capability (subject to certain limitations) to recipients throughout the U.S. and Canada.

We sell products to floral network members, including fresh‑cut flowers, branded and non‑branded containers, packaging, marketing products, and a wide variety of other floral‑related supplies. Selling branded containers to our members helps to ensure that the consumer orders fulfilled by our floral network members are consistent with the product imagery displayed on our websites. We also provide point‑of‑sale systems and related technology services that enable our floral network members to transmit and receive orders and manage several back‑office functions of a retailer’s business, including accounting, customer relationship management, direct marketing campaigns, delivery route management, and event planning.

International Segment.  Our International segment consists of Interflora, which operates primarily in the U.K. and the Republic of Ireland. Interflora is a leading direct marketer of floral and gift products to consumers and operates primarily through its www.interflora.co.uk,  www.flyingflowers.co.uk, and www.interflora.ie websites, associated mobile sites and applications, and various telephone numbers. Our portfolio of brands also includes Flying Flowers and Flowers Direct. Orders are transmitted to floral network members or third‑party suppliers for processing and delivery. The majority of consumer orders are hand delivered by our floral network members, who provide same‑day delivery, including three‑hour, as well as morning and afternoon delivery options, and future‑day delivery services. The remaining consumer orders are fulfilled and shipped directly to the recipient in an elegant gift box by third parties, who provide next‑day and future‑day delivery services. This segment has a negative working capital model, as consumers generally pay us before payment is required to be made to floral network members or other third‑party vendors. Interflora, together with the Florist segment, is the world’s largest and most experienced floral network, offering products and services to floral network members, funeral directors, independent gift shops, other retailers, and to other companies in need of floral and gifting solutions. These include access to the Interflora brand and the Mercury Man logo, services that enable our members to send, receive, and deliver floral and gift orders, and e‑commerce website services. In addition, we sell fresh‑cut flowers, certain associated gift products, and floral‑related supplies to our floral network members and other customers. Our large floral network provides an order fulfillment vehicle for our consumer orders that allows us to offer multiple delivery options (subject to certain limitations) to recipients throughout the U.K. and the Republic of Ireland.

As the Acquisition was completed on December 31, 2014, no results of operations of Provide Commerce were included in the Company’s consolidated statements of operations for the years ended December 31, 2014 and 2013. Segment revenues from external customers, as a percentage of total revenues, for the years ended December 31, 2015, 2014, and 2013 were as follows:

	Year Ended
	December 31,
	2015	2014	2013
Consumer	25%	47%	48%
Provide Commerce	48%	—%	—%
Florist	13%	25%	26%
International	14%	28%	26%
Total revenues	100%	100%	100%

Competition

Consumer market.  The consumer market for flowers and gifts is highly competitive as consumers can purchase the products we offer from numerous sources, including traditional local retail florists, supermarkets, mass merchants, gift retailers, floral and gift mass marketers, specialty markets, and catalog companies. The nature of the internet as a marketplace facilitates competitive entry and comparative shopping, which further drives competition. We believe the primary competitive factors in the consumer market are strength of brand, price, quality of products, selection, fulfillment capabilities, customer service, website performance, and ordering convenience. While the acquisition of Provide Commerce increased our participation in the U.S. consumer floral and gift market, the market continues to be very large and fragmented. In the U.S., our key competitors include online, catalog, floral and gift retailers, and mass market retailers, including such companies as 1‑800‑FLOWERS.COM, Inc. In addition, in the gourmet foods category we also compete with online and specialty companies. Further, we compete with personalized gift retailers and other general gift companies which also offer personalized products.

Floral network services market.  The floral network services market is highly competitive as well, and retail florists and other companies may choose from a variety of providers that offer similar products and services. We believe the primary competitive factors in this market are price, order volume, customer service, services offered, strength of brand, and fulfillment capabilities. Our key competitors in the U.S. floral network services market include providers of online or e‑commerce services, retailers and wholesalers of floral‑related products, and other floral network services providers, such as Teleflora and BloomNet Wire Service, a subsidiary of 1‑800‑FLOWERS.COM, Inc. The number of retail florists has been declining for more than a decade. As the number of retail florists decreases, competition for the business of the remaining retail florists may intensify. However, other non‑florist retail locations and other companies may continue to expand their floral and gifting needs.

International market.  We face strong competition in the consumer markets in the U.K. and the Republic of Ireland, with similar trends and competitive factors as those seen in the U.S. The markets in the U.K. and Republic of Ireland are also large and highly fragmented. Key competitors in the international consumer market include mass market retailers such as Marks and Spencer, plc, Next, Waitrose/John Lewis, Tesco, as well as online catalog and specialty gift retailers such as Serenata, Moonpig, Bunches, and Arena. In the business‑to‑business market there is competition for floral network services primarily from eflorist and iflorist.

Although we believe that we can compete favorably with respect to many competitive factors, in both the consumer and the floral network services markets, some of our competitors may have an advantage over us with respect to certain factors. Some of our competitors may engage in more aggressive pricing, may devote significantly greater resources to marketing campaigns or other aspects of their business, or may respond more quickly and effectively than we can to new or changing opportunities or customer requirements.

Seasonality and Cyclicality

Our revenues, operating results, and cash flows across all four of our segments typically exhibit seasonality. Revenues, operating results, and cash flows tend to be lower for the quarter ending September 30 because none of the most popular floral and gift‑giving holidays, which include Mother’s Day, Valentine’s Day, Christmas, Easter, and Thanksgiving, fall within that quarter. In addition, depending on the year, Easter and the U.K. Mother’s Day sometimes fall within the quarter ending March 31 and sometimes fall within the quarter ending June 30. Furthermore, depending on the year, certain of the most popular floral and gift‑giving holidays, such as Valentine’s Day, may occur on a weekend or government holiday, which historically has negatively impacted orders. The Provide Commerce business experiences a greater level of seasonality than the legacy FTD business. The Provide Commerce business has historically generated an operating loss and used cash for operations during the third quarter. Historically, almost two‑thirds of the Provide Commerce revenues and almost all of its operating profit have been generated in the first half of the year. Within the Provide Commerce segment, the Personal Creations business is highly seasonal with approximately half of its revenues and substantially all of its operating profit generated in the fourth quarter with the Christmas season. As a result of these variations, we believe that comparisons of our revenues and operating results for any period with those of the immediately preceding period, or in some instances, the same period of the preceding fiscal year, may be of limited relevance in evaluating our historical performance and predicting our future financial performance. Our working capital and any short‑term borrowings may also fluctuate during the year as a result of the factors described above.

Revenue Sources

We generate revenues primarily from the sale of products and services, as further described below:

•

Products revenues.  Products revenues are derived primarily from selling floral, specialty foods, gourmet-dipped berries and other sweets, personalized gifts, and other gift items to consumers and include the related shipping and service fees. Products revenues also include revenues generated from sales of fresh flowers, branded and non‑branded containers, packaging and promotional products, and a wide variety of other floral‑related supplies to floral network members.

•

Services revenues.  Services revenues related to orders sent through the floral network are variable based on the number of orders and/or on the value of orders and are recognized in the period in which the orders are delivered. Services revenues also include membership and other subscription‑based fees from floral network members that are recognized as earned, on a month‑to‑month basis.

International Operations

We have international operations primarily in the U.K. through which we provide floral, gift, and related products and services to consumers and to floral network members and other companies in need of floral and gifting solutions in the U.K. and the Republic of Ireland.

In connection with our separation from United Online, we formed a new, wholly owned subsidiary in the Republic of India, FTD India Private Limited. Our operations in India are primarily responsible for technology development and support. We do not generate revenues directly from our operations in India. For information regarding risks associated with our international operations, see “Risk Factors,” which appears in Item 1A of this Form 10‑K. For information regarding international long‑lived assets, see Note 3—“Segment Information” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10‑K.

Geographic revenue information was as follows for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
U.S.	$1,051,618	$462,724	$465,954
U.K.	168,135	177,789	161,389
Consolidated revenues	$1,219,753	$640,513	$627,343

Technology

Our floral network services use internally‑developed order processing, order transmission, message processing, and customer service systems which provide communication to our floral network members and third‑party suppliers. We also have developed reliable and secure e‑commerce, supply chain, customer relationship and transaction processing systems utilizing custom‑built and third‑party technologies, and have developed software to enhance the functionality of certain components of our services, including billing, email, customer support, logistics, and fulfillment for floral and gift products. With the acquisition, we have multiple systems and platforms currently in place related to many of these technologies.

For all systems, we maintain data centers in multiple locations in the U.S. and the U.K. In most cases, we have redundant systems to provide high levels of service availability and connectivity. We host some of our data center services in third‑party co‑location facilities.

In addition to our proprietary technology, we license from third parties a number of our software applications and components, including applications for our customer support, as well as some of our client and server applications. These licenses generally have terms ranging from several years to perpetual.

Government Regulations

We are subject to a number of international, federal, state, and local laws and regulations, including, without limitation, those relating to taxation, bulk email or “spam” advertising, user privacy and data protection, food production, safety, storage, marketing and distribution, consumer protection, supply chain operations, anti-bribery, labor, antitrust, and unclaimed property. In addition, proposed laws and regulations relating to some or all of the foregoing, as well as to other areas affecting our businesses, are continuously debated and considered for adoption in the U.S. and other countries, and such laws and regulations could be adopted in the future. For additional information regarding risks related to international, federal, state, and local laws and regulations, see “Risk Factors” which appears in Item 1A of this Form 10-K.

Proprietary Rights

Our trade names, trademarks, including the Mercury Man logo, service marks, patents, copyrights, domain names, trade secrets, and other intellectual property are important to the success of our business. In particular, we view our primary trademarks, including the Mercury Man logo, as critical to our success. We principally rely upon patent, trademark, copyright, trade secret, domain name laws, and contract laws to protect our intellectual property and proprietary rights. We also license rights to use some of our intellectual property, including the Mercury Man logo, to third parties. We continuously assess whether to seek patent and other intellectual property protections for those aspects of our business and technologies that we believe constitute innovations providing competitive advantages. We generally enter into confidentiality or license agreements with our employees, consultants, and corporate partners, and generally control access to, and distribution of, our technologies, documentation, and other proprietary information. We consider our trademarks, including our FTD, Interflora, Flying Flowers, Flowers Direct, ProFlowers, Shari’s Berries, Personal Creations, Cherry Moon Farms, Gifts.com, ProPlants, Sesame, Ink Cards, and Postagram to be very valuable assets, and most of these trademarks have been registered in the U.S., the U.K. and/or, in certain cases, in other countries. Additionally, we hold a patent relating to our Provide Commerce fulfillment operations. We also have pending patent applications relating to (i) order fulfillment and operations, (ii) products, and (iii) manufacturing techniques. Patents are generally valid for 14‑20 years as long as their registrations are properly maintained. If the patents for which applications have been pending for numerous years are issued, the length of their validity may be shortened.

Employees

As of December 31, 2015, we had 1,618 employees, of which 1,249 were located in North America, 237 were located in the U.K., and 132 were located in India. In addition, we utilize part‑time and temporary employees to respond to fluctuating seasonal demand around holidays and peak periods. None of our employees are subject to collective bargaining agreements, and we consider our relationship with our employees to be good.

Available Information

FTD’s Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, changes in the stock ownership of our directors and executive officers, our code of ethics, and any other documents filed with, or furnished to, the SEC are available free of charge at FTD’s investor relations website at www.ftdcompanies.com. You can access our filings at our website as soon as reasonably practicable after such reports have been electronically filed with or furnished to the SEC. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding the Company that we file electronically with the SEC. The information on our website is not, and shall not be deemed to be, a part of this Form 10‑K or incorporated into any other filings we make with the SEC. Throughout this Form 10‑K, we incorporate by reference information from other documents filed with the SEC.

By referring to our websites, including, without limitation, www.ftdcompanies.com, www.ftd.com,  www.ftd.ca, www.interflora.co.uk,  www.interflora.ie, www.flyingflowers.co.uk, www.flowersdirect.co.uk,www.proflowers.com,  www.berries.com,  www.cherrymoonfarms.com,  www.personal creations.com,  www.roses.com, www.proplants.com, and www.gifts.com, we do not incorporate these websites or their contents into this Form 10‑K.

ITEM 1A.  RISK FACTORS

Our business and our common stock are subject to a number of risks and uncertainties. In addition, there are a number of risks and uncertainties associated with our 2014 acquisition of Provide Commerce in December and our 2013 separation from United Online in November. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10‑K. Based on information currently known, we believe that the following information identifies the most significant risk factors relating to our business and our common stock, including risks related to our acquisition of Provide Commerce and our separation from United Online.

If any of the following events occur, our business, financial condition, results of operations, and cash flows could be materially adversely affected, and the trading price of our common stock could materially decline.

Risks Relating to Our Business

Competition could materially and adversely affect our business, financial condition, results of operations, and cash flows.

The consumer market for flowers and gifts is highly competitive and fragmented, as consumers can purchase the products we offer from numerous sources, including traditional local retail florists, supermarkets, mass merchants, gift retailers, floral and gift mass marketers, specialty markets, and catalog companies. We believe the primary competitive factors in the consumer market are strength of brand, price, quality of products, selection, fulfillment capabilities, customer service, website performance, and ordering convenience. In both the U.S. and the U.K., our key competitors in the consumer market include online, specialty catalog, floral and gift retailers, and mass market retailers with floral departments. In addition, in the gourmet foods category we also compete with online and specialty companies.

We face intense competition in the consumer market. We expect that the sales volumes at supermarkets and mass merchants will continue to increase, and that other online floral mass marketers will continue to increase their competition with us. In particular, the nature of the internet as a marketplace facilitates competitive entry and comparative shopping, which further drives competition. Some of our competitors may have significant competitive advantages over us, may engage in more significant discounting, may devote significantly greater resources to marketing campaigns or other aspects of their business, or may respond more quickly and effectively than we can to new or changing opportunities or customer requirements.

The floral network services market is highly competitive as well, and retail florists and supermarkets may choose from a variety of providers that offer similar products and services. In addition, the number of retail florists has been declining over a number of years. As the number of retail florists decline, competition for the business of the remaining retail florists may intensify.We believe the primary competitive factors in this market are price, order volume, customer service, services offered, strength of brand, and fulfillment capabilities. Our key competitors in the U.S. floral network services market include providers of online or e‑commerce services, retailers and wholesalers of floral‑related products, and other floral network services. In the international market, our key competitors include other floral network service providers.

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

If we are unable to successfully complete the integration of the Provide Commerce business with our legacy business, the anticipated benefits of the Acquisition may not be realized. In addition, future results will suffer if we do not effectively manage our expanded operations.

The Acquisition involved the combination of two companies that formerly operated as independent companies. Integration has required and will continue to require substantial management attention and could detract attention from the day‑to‑day business of the combined company. Potential difficulties we may encounter as part of the integration process or consequences of the integration process, all of which could materially and adversely affect our business, financial condition, results of operations, and cash flows, include the following:

•

the potential inability to successfully combine the Provide Commerce business with our legacy business in a manner that permits us to achieve the cost synergies expected to be achieved and the inability to achieve other benefits anticipated from the Acquisition;

•	challenges implementing our diversification strategy, including challenges achieving revenue growth from sales of each company’s products and services to the customers of the other company;
•

the potential inability to complete the integration of Provide Commerce’s customer‑facing products and services, such as its centralized customer service centers, direct‑to‑consumer marketing programs, various web‑based applications, and enhanced technology applications;

•	challenges leveraging the customer information and technology of the two companies;
•	challenges offering products and services across our expanded brand portfolio;
•	the need to revisit assumptions about future revenues, operating costs, and capital expenditures, including expected synergies;
•

challenges faced by a potential diversion of the attention of our management as a result of the integration, which in turn could adversely affect each company’s ability to maintain relationships with customers, floral network members, employees, and other constituencies or our ability to achieve the anticipated benefits of the Acquisition;

•

the potential loss of key employees, customers, or strategic partners of FTD and/or Provide Commerce, or the ability to attract or retain key management and other key personnel, which could have an adverse effect on our ability to integrate and operate the Provide Commerce business;

•

complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate culture, management philosophies, inventory management, product delivery and distribution, and the challenge of integrating complex systems, technology, networks, and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, florists, employees, and other constituencies; and
•	potential unknown liabilities.

Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the diversification strategy and revenue growth, management and monitoring of new operations and associated increased costs and complexity. In this regard, there can be no assurances that all of the goals and anticipated benefits of the Acquisition will be achievable.

If we cannot complete the integration of our legacy business and the Provide Commerce business successfully, we may fail to realize the expected benefits of the Acquisition, including the annual cost synergies of approximately $25 million, which are expected to be achieved by the end of 2017. We could also encounter additional transaction and integration-related costs, may fail to realize all of the benefits anticipated in the Acquisition, or be subject to other factors that affect our estimates of anticipated benefits.

Our business is subject to online security risks, and a security breach or inappropriate access to, or use of, our networks, computer systems, or services or those of third‑party vendors could expose us to liability, claims, and a loss of revenue.

The success of our business depends on the security of our networks and, in part, on the security of the network infrastructures of our third‑party vendors. In connection with conducting our business in the ordinary course, we store and transmit customer and member information, including personally identifiable information. Unauthorized or inappropriate access to, or use of, our networks, computer systems, or services, whether intentional, unintentional or as a result of criminal activity, could potentially jeopardize the security of confidential information, including credit card information, of our customers and of third parties. A number of other websites have publicly disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their sites. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the perception of the effectiveness of our security measures could be harmed and we could lose members, customers, or vendors. A party that is able to circumvent our security measures could misappropriate our proprietary information or the information of our members or customers, cause interruption in our operations, or damage our computers or those of our members or customers.

A significant number of our members and customers authorize us to bill their payment card accounts (credit or debit) directly for all amounts charged by us. These members and customers provide payment card information and other personally identifiable information which, depending on the particular payment plan, may be maintained to facilitate future payment card transactions. We rely on third‑party and internally‑developed encryption and authentication technology to provide the security and authentication to effectively secure transmission of confidential information, including payment card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in the technology used by us to protect transaction data being breached or compromised. Non‑technical means, for example, actions by an employee, can also result in a data breach. Under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, we could be liable to the banks that issue the payment cards for their related expenses and penalties. In addition, if we fail to follow payment card industry security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give our members and customers the option of using payment cards. If we were unable to accept payment cards or are limited in our acceptance of payment cards, our businesses could be materially and adversely affected.

We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach related to us or the parties with which we have commercial relationships, could damage our reputation and expose us to a risk of loss, litigation, and possible liability. We cannot assure you that the security measures we take will be effective in preventing these types of activities. We also cannot assure you that the security measures of our third‑party vendors, including network providers, providers of customer and billing support services, and other vendors, will be adequate. In addition to potential legal liability, these activities may adversely impact our reputation or our revenues and may interfere with our ability to provide our products and services, all of which could materially and adversely affect our business. In addition, the coverage and limits of our insurance policies may not be adequate to reimburse us for losses caused by security breaches.

Significant problems with our key systems or those of our third‑party vendors could materially and adversely affect our business, financial condition, results of operations, and cash flows.

The systems underlying the operations of our business are complex and diverse and must efficiently integrate with third‑party systems, such as credit card processors. Key systems include, without limitation, order transmission, distribution, fulfillment and processing, including the systems for transmitting orders through our floral networks and to third‑party suppliers; billing; website and database management; customer support; telecommunications network management; and internal financial systems. Some of these systems are outsourced to third parties, and other systems, such as Interflora’s order transmission, fulfillment and billing system and our customer service telephone system, are not redundant. All information technology and communication systems are subject to reliability issues, denial of service attacks, integration and compatibility concerns, and security threatening intrusions. The continued and uninterrupted performance of our key systems is critical to our success. Unanticipated problems affecting these systems could cause interruptions in our services. In addition, if our third‑party vendors face financial or other difficulties, our business could be adversely impacted. Any significant errors, damage, failures, interruptions, delays, or other problems with our systems or those of our third‑party vendors could adversely impact our ability to satisfy our customers and could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Our revenues, operating results, and cash flow fluctuate on a seasonal basis and may suffer if revenues during peak seasons do not meet our expectations. As a result of the acquisition of the Provide Commerce business, we will experience a greater level of seasonality than prior to the Acquisition, which could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Our business is seasonal, and our quarterly revenues and operating results typically exhibit seasonality. Revenues, operating results, and cash flows tend to be lower for the quarter ending September 30 because none of the most popular floral and gift‑giving holidays, which include Mother’s Day, Valentine’s Day, Christmas, Easter, and Thanksgiving, falls within that quarter. In addition, depending on the year, Easter and the U.K. Mother’s Day sometimes fall within the quarter ending March 31 and sometimes fall within the quarter ending June 30. Furthermore, depending on the year, certain of the most popular floral and gift‑giving holidays, such as Valentine’s Day, may occur on a weekend or government holiday, which historically has negatively impacted orders.

The Provide Commerce business experiences a greater level of seasonality than our legacy business. The Provide Commerce business has historically generated an operating loss and used cash in operations during the third quarter. Almost two‑thirds of its revenue and almost all of its operating profit have been generated in the first half of the year. Within the Provide Commerce segment, the Personal Creations business is highly seasonal with approximately half of its revenues and substantially all of its operating profit is generated in the fourth quarter during the Christmas season. Any heightened seasonality of our business as a result of the Acquisition could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Our operating results may suffer if revenues during our peak seasons do not meet expectations, as we may not generate sufficient revenues to offset increased costs incurred in preparation for peak seasons. Our working capital and level of indebtedness may also fluctuate during the year as a result of the factors set forth above. Moreover, the operational risks described elsewhere in these risk factors may be significantly exacerbated if those risks were to occur during a peak season. For example, severe weather prior to or on Valentine’s Day, Mother’s Day, or another popular floral or gift‑giving holiday could materially and adversely affect our business, financial condition, results of operations, and cash flows. Similarly, we could be materially and adversely affected if we do not accurately estimate customer demand and appropriately manage inventory levels in the Provide Commerce business.

We are dependent on third parties who fulfill orders and deliver goods and services to our customers and their failure to provide our customers with high‑quality products within the required timeframe and maintain a high level of customer service may harm our brands and could materially and adversely affect our business, financial condition, results of operations, and cash flows.

We believe that our success in promoting and enhancing our brands depends on our ability to provide our customers high‑quality products within the required timeframe and maintain a high level of customer service. Our business depends, in part, on the ability of our floral network members and third‑party suppliers who fulfill our orders to do so at high‑quality levels. We work with our floral network members and third‑party suppliers to develop best practices for quality assurance; however, we generally do not directly control or continuously monitor any floral network member or third‑party supplier. A failure to maintain our relationships with key floral network members and third‑party suppliers or the failure of our floral network members and third‑party suppliers to fulfill orders to our customers’ satisfaction, at an acceptable level of quality and within the required timeframe, could adversely impact our brands and cause us to lose customers, which could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Additionally, because we depend upon third parties for the delivery of our products, strikes, or other service interruptions affecting these shippers could have an adverse effect on our ability to deliver our products on a timely basis. If any of our shippers are unable or unwilling to deliver our products, we would have to engage alternative shippers, which could increase our costs. A disruption in any of our shippers’ delivery of our products could cause us to lose customers or could increase our costs, which could materially and adversely affect our business, financial condition, results of operations, and cash flows.

If the supply of flowers and/or strawberries becomes limited, the price of our floral and/or strawberry products could rise or our products may become unavailable, which could result in our not being able to meet consumer demand and could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Many factors, such as weather conditions, agricultural limitations, restrictions relating to the management of pests and disease, and fair trade and other social or environmental issues, affect the supply of flowers and strawberries and the price of our floral and strawberry products. If the supply of flowers and/or strawberries available for sale is limited, the wholesale prices of flowers and strawberries could rise, which would cause us to increase our prices or could result in a reduction in our profits. An increase in our prices could result in a decline in consumer demand for our floral and strawberry products, which would decrease our revenues. Alternatively, we may not be able to obtain high‑quality flowers and/or strawberries in an amount sufficient to meet consumer demand. Even if available, flowers and strawberries from alternative sources may be of lesser quality or be more expensive than those currently offered by us. A large portion of our supply of flowers is sourced from Colombia, the U.S., Kenya, Holland, Ecuador, and Thailand. In addition, a large portion of our supply of strawberries is sourced from the U.S. and Mexico.

The availability and price of our products could be affected by a number of other factors affecting suppliers, including:

•	severe weather;
•	disease, infestation, and other biological problems;
•	import duties and quotas;
•	time‑consuming import regulations or controls at airports;
•	changes in trading status;
•	economic uncertainties and currency fluctuations;
•	foreign government laws and regulations;
•	political, social, and economic instability, terrorist attacks, and security concerns in general;
•	nationalization;
•	fair trade and other social or environmental certifications, requirements, or practices;
•	governmental bans or quarantines;
•	disruption in transportation and delivery;
•	trade restrictions, including U.S. retaliation against foreign trade practices; and

•	transportation availability and costs.

Our consumer businesses rely heavily on email campaigns, and any disruptions or restrictions on the sending of emails or increase in the associated costs could materially and adversely affect our business, financial condition, results of operations, and cash flows.

We generate a significant portion of our consumer orders from the emails we send to customers who have previously ordered products from us. We also engage in a number of third‑party email marketing campaigns in which such third parties include our marketing offers in the emails they send.

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

We rely on our own distribution facilities to fulfill our customers’ orders and to distribute our products into the carrier delivery system. A disruption in service at one or more of our distribution facilities or delivery failures or delays could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Our Provide Commerce business fulfills many customer orders through company‑operated distribution facilities. We may be unable to fulfill our customers’ orders through one or more of our various distribution facilities in a timely manner, or at all, due to a number of factors that may affect one or more of such distribution facilities, including:

•	a failure to maintain or renew one or more of our existing lease agreements for any of our company‑operated distribution facilities;
•	a prolonged power or equipment failure;
•	an employee strike or other labor stoppage;
•	a disruption in the transportation infrastructure;
•	weather issues at our distribution facilities or along the delivery routes;
•	a refrigeration failure; or
•	a fire, flood, hurricane, tornado, or other disaster.

In the event we are unable to fulfill our customers’ orders through one or more of our distribution facilities, we will attempt to fulfill the orders via another source to ensure timely delivery. However, we cannot guarantee that our other distribution facilities or third‑party suppliers will have the capacity or the variety of flowers, strawberries, or gifts to fulfill all affected orders in a timely manner. In addition, if operations from one or more of our distribution facilities become permanently disrupted due to any of the factors noted above or other factors, we may not be able to secure a replacement distribution facility in a location on terms acceptable to us or at all. Our business, financial condition, results of operations, and cash flows could be materially and adversely affected if we experience temporary or permanent disruptions at one or more of our distribution facilities.

The success of our business is dependent on our floral network members and on the financial performance of the retail floral industry.

A significant portion of our profitability is dependent on our floral network members. Certain relationships with floral network members are non-exclusive and subject to their discretion in terms of network participation. The amount of revenues and profits we generate from individual floral network members can vary significantly. We have lost, and may continue to lose, floral network members as a result of declines in the number of local retail florists as a result of economic factors and competition, as well as our members choosing not to do business with us. There can be no assurance that the decline in the number of floral network members will not increase in the future, or that we will not lose floral network members that generate significant revenues for our business, either of which could materially and adversely affect our business, financial condition, results of operations, and cash flows.

In addition, the operating and financial success of our business has been, and is expected to continue to be, dependent on the financial performance of the retail floral industry. There can be no assurance that the retail floral industry will not decline, that consumer preferences for, and purchases of, floral products will not decline, or that retail florist revenues or inter‑city floral delivery transactions will not decline in absolute terms. A sustained decline in the sales volume of the retail floral industry could materially and adversely affect our business, financial condition, results of operations, and cash flows.

We are exposed to the credit risk of our floral network members.

When an FTD or Interflora floral network member fulfills an order from an originating member, we become liable to the fulfilling member for payment on the order, even if we do not receive payment from the originating member. Accordingly, we are exposed to the credit risk of our floral network members. We cannot provide assurances that the exposure will not be greater than the amounts we have reserved for this exposure. An increase in this exposure, coupled with material instances of defaults, could materially and adversely affect our business, financial condition, results of operations, and cash flows.

We are dependent on our strategic relationships to help promote our consumer websites. Failure to establish, maintain, or enhance such relationships could materially and adversely affect our business, financial condition, results of operations, and cash flows.

We believe that our strategic relationships with leading online retailers and direct marketers are critical to attract customers, facilitate broad market acceptance of our products and brands, and enhance our sales and marketing capabilities. A failure to maintain existing strategic relationships or to establish additional relationships that generate a significant amount of traffic from other websites could limit the growth of our business. Establishing and maintaining relationships with leading online retailers and direct marketers is competitive and expensive. We may not successfully enter into additional strategic relationships. In addition, we may not be able to renew existing strategic relationships beyond their current terms or may be required to pay significant fees to maintain and expand these strategic relationships. Further, many online retailers and direct marketers that we may approach to establish an advertising presence or with whom we already have an existing relationship may also provide advertising services for our competitors. As a result, these companies may be reluctant to enter into, maintain, or expand a strategic relationship with us. Our business, financial condition, results of operations, and cash flows may suffer if we fail to enter into new strategic relationships, or maintain or expand existing strategic relationships, or if these strategic relationships do not result in traffic on our websites sufficient to justify costs.

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

We spend significant resources marketing our brands, products, and services. We rely on relationships with a wide variety of third parties, including internet search providers such as Google, internet advertising networks, retailers, and direct marketers, to source new customers and to promote our products and services. In addition, from time to time, we may spend a significant amount on marketing, including through television advertising. With any of our brands, products, and services, if our marketing activities are inefficient or unsuccessful, if important third‑party relationships or marketing strategies, such as internet search engine marketing and search engine optimization, become more expensive or unavailable, or are suspended or terminated, for any reason, if there is an increase in the proportion of consumers visiting our websites or purchasing our products and services by way of marketing channels with higher marketing costs as compared to channels that have lower or no associated marketing costs, or if our marketing efforts do not result in our products and services being prominently ranked in internet search listings, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

Current or future economic conditions could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Economic conditions in the U.S. and the European Union have been and may remain challenging for the foreseeable future. Our products and services are discretionary and dependent upon levels of consumer spending. Consumer spending patterns are difficult to predict and are sensitive to, among other factors, the general economic climate, consumers’ levels of disposable income, consumer debt, and overall consumer confidence. These challenging economic conditions have adversely impacted certain aspects of our businesses in a number of ways, including reduced demand, more aggressive pricing for similar products and services by our competitors, increased credit risks, increased credit card failures, a loss of customers, and increased use of discounted pricing for certain of our products and services. It is likely that these and other factors will continue to adversely impact our businesses, at least in the near term. Challenging economic conditions also may adversely impact our key vendors and customers. Such economic conditions and decreased consumer spending have, in certain cases, resulted in, and may in the future result in, a variety of negative effects such as a reduction in revenues, increased costs, lower gross margin and operating margin percentages, increased allowances for doubtful accounts and write‑offs of accounts receivable, increased provisions for excess and obsolete inventories and recognition of impairments of assets, including goodwill and other intangible and long‑lived assets. Any of the above factors could materially and adversely affect our business, financial condition, results of operations, and cash flows.

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

We transact business in different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, including the British Pound, the Euro, the Canadian Dollar, the Indian Rupee, and the Colombian Peso. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our international businesses are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar‑reported revenues and expenses depending on the fluctuations in foreign currency exchange rates. Certain of our key business metrics, such as average order value, are similarly affected by such foreign currency exchange rate fluctuations. Changes in global economic conditions, market factors, and governmental actions, among other factors, can affect the value of these currencies in relation to the U.S. Dollar. A strengthening of the U.S. Dollar compared to these currencies and, in particular, to the British Pound and the Euro, has had, and in future periods could have, an adverse effect on the comparisons of our revenues and operating income against prior periods. We cannot accurately predict the impact of future foreign currency exchange rate fluctuations on our operating results, and such fluctuations could materially and adversely affect the comparisons of such results against prior periods.

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

Our businesses operate in a number of countries outside the U.S., principally the U.K. and the Republic of Ireland for our Interflora subsidiary, and also India for our technology development and support operations. Conducting international operations involves risks and uncertainties, including:

•	adverse fluctuations in foreign currency exchange rates;
•	difficulties in managing and staffing international operations;
•	potentially adverse tax consequences, including the complexities of foreign value added taxes and restrictions on the repatriation of earnings;
•	increased financial accounting, tax and reporting burdens, and complexities;
•	compliance with U.S. laws affecting operations outside the U.S., such as the Foreign Corrupt Practices Act;
•	lack of familiarity with, and unexpected changes in, foreign regulatory requirements;
•	the burdens of complying with a wide variety of foreign laws, regulations, and legal and regulatory standards;
•	political, social, and economic instability abroad, terrorist attacks, and security concerns in general; and
•	reduced or varied protection for intellectual property and proprietary rights.

The occurrence of any one of these risks could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Our success is dependent on the intellectual property (“IP”) that we use, and any infringement or misappropriation of our IP could materially and adversely affect our business, financial condition, results of operations, and cash flows.

We regard the “FTD®”, “Interflora®”, “ProFlowers®”, “Shari’s Berries®”, “Personal Creations®”,  “RedEnvelope®”, “Cherry Moon Farms®”, “Flying Flowers®”, “Flowers DirectTM”, “Roses.com”™, “Gifts.com™”, “ProPlants®”, “Sincerely™”, “Sesame®”, “Ink Cards™”, and “Postagram™” trademarks, the “Mercury Man” logo®, the “www.ftd.com”, the “www.proflowers.com”, “www.berries.com”, “www.personalcreations.com”, “www.cherrymoonfarms.com”, “www.proplants.com”, and the “Interflora.co.uk” and other internet domain names and the other service marks, trademarks, and other intellectual property that we use in our business as being critical to our success. Our company and our subsidiaries have applied for the registration of, and have been issued, trademark registrations for trademarks and service marks used in our business in the U.S., the U.K., and various other foreign countries; however, in some other countries, there are certain pre‑existing and potentially conflicting trademark registrations held by third parties. We rely on a combination of copyright, trademark, and trade secret laws, confidentiality procedures, contractual provisions, and license and other agreements with employees, customers, and others to protect our intellectual property rights. In addition, we may also rely on the third‑party owners of the intellectual property rights we license to protect those rights. We license some of our intellectual property rights, including the Mercury Man logo, to third parties. The steps taken by us and those third parties to protect our intellectual property rights may not be adequate, and other third parties may infringe or misappropriate our intellectual property rights. This could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Furthermore, the validity, enforceability, and scope of protection of intellectual property in internet‑related industries are uncertain and still evolving.

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

At December 31, 2015, we had $300 million of indebtedness outstanding, on which quarterly payments of $5 million are due from 2015 through July 1, 2019, with the remaining balance due upon maturity in September 2019. Such indebtedness includes $180 million outstanding under a term loan and $120 million outstanding under revolving loans that were incurred to finance the Acquisition. Our substantial indebtedness could have significant consequences for our business and financial condition. For example:

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

•

Our failure to comply with the covenants in our debt, including failure as a result of events beyond our control, could result in an event of default on our debt. Upon an event of default, the lenders of that debt could elect to cause all amounts outstanding with respect to that debt to become immediately due and payable, and we would be unable to access our revolving credit facility. An event of default could materially and adversely affect our operating results, financial condition, and liquidity.

•

We may continue to experience increased vulnerability to, and limited flexibility in planning for, or reacting to, changes in or challenges relating to our business and industry, creating competitive disadvantages compared to other competitors with lower debt levels and borrowing costs.

•

We may continue to experience increased vulnerability to general adverse economic conditions, including increases in interest rates if our borrowings bear interest at variable rates or if such indebtedness is refinanced at a time when interest rates are higher.

We cannot assure you that our cash flows, combined with additional borrowings under the current and any future credit agreements, will be available in an amount sufficient to enable us to repay our indebtedness, or to fund other liquidity needs. For additional information regarding our credit agreement see Note 7 - “Financing Arrangements” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10 K.

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

Incidents involving or allegations of food-borne illnesses, food tampering, food contamination, or mislabeling relating to our products, whether or not accurate, could harm our business.

As a result of the Acquisition, we have expanded our offerings of food products. These expanded offerings increase our exposure to risks posed by food spoilage and contamination, misbranding, product tampering or other adulteration, allergens, product recall, and consumer product liability claims. Issues related to quality and safety of our products, ingredients, or packaging could jeopardize our image and reputation. Instances or reports, whether true or not, of food-safety issues, such as food-borne illnesses, food tampering, food contamination or mislabeling, either during manufacturing, packaging, storing or preparation, have in the past severely injured the reputations of companies in the food processing, grocery and quick-service restaurant sectors and could affect us as well. Any report linking us to food-borne illnesses or food tampering, contamination, mislabeling or other food-safety issues could damage our brand value and severely hurt sales of our food products, and possibly lead to product liability claims, litigation (including class actions) or damages. If customers become ill from food-borne illnesses, tampering, contamination, mislabeling or other food-safety issues, we could be forced to temporarily close some supply chain facilities, as well as recall products. In addition, instances of food-safety issues, even those involving solely the products or stores of competitors or of suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), could, by resulting in negative publicity about us or the foodservice industry in general, adversely affect our sales. A decrease in customer orders as a result of food-safety concerns or negative publicity, the payment of fines or damages relating to product recalls or food-safety claims or litigation or government actions, could materially and adversely affect our business, financial condition, results of operations, and cash flows.

We may be unable to increase capacity or introduce enhancements to our consumer websites, mobile sites and applications, or our various telephone numbers in a timely manner or without service interruptions, which could materially and adversely affect our business, financial condition, results of operations, and cash flows.

A key element of our business strategy is to generate a high volume of traffic on our consumer websites, through our mobile sites and applications, and through our various telephone numbers. However, we may not be able to accommodate all of the growth in user demand on our consumer websites, mobile sites and applications, or through our various telephone numbers. Our inability to add additional hardware and software to upgrade our existing technology or network infrastructure to accommodate, in a timely manner, increased traffic to our consumer websites, our mobile sites and applications, or our various telephone numbers, may cause decreased levels of customer service and satisfaction. Failure to implement new systems effectively or within a reasonable period of time could materially and adversely affect our business, financial condition, results of operations, and cash flows.

We also regularly introduce additional or enhanced features and services to retain current customers and attract new customers to our consumer websites and mobile sites and applications. If we introduce a feature or a service that is not favorably received, our current customers may not use our consumer websites or mobile sites and applications as frequently, or we may not be successful in attracting new customers. We may also experience difficulties that could delay or prevent us from introducing new services and features. Furthermore, these new services or features may contain errors that are discovered only after they are introduced. We may need to significantly modify the design of these services or features to correct errors. If customers encounter difficulty with or do not accept new services or features, this could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Our business could suffer as a result of significant credit card or debit card fraud.

Orders placed on our consumer websites, our mobile sites and applications, or through our various telephone numbers typically are paid for using a credit or debit card. Our revenues and gross margins could decrease if we experience significant credit or debit card fraud. Failure to adequately detect and avoid fraudulent credit or debit card transactions could cause us to lose our ability to accept credit or debit cards as forms of payment and result in charge‑backs of the fraudulently charged amounts. Furthermore, widespread credit or debit card fraud may lessen our customers’ willingness to purchase products on our consumer websites, through our mobile sites or applications, or via our various telephone numbers. As a result, such failure could materially and adversely affect our business, financial condition, results of operations, and cash flows.

We utilize outsourced staff and temporary employees, who may not be as well‑trained or committed to our customers as our permanent employees, and their failure to provide our customers with high‑quality customer service may cause our customers not to return, which could materially and adversely affect our business, financial condition, results of operations, and cash flows.

We utilize and rely on a significant number of outsourced staff and temporary employees, in addition to our permanent employees, to take orders, to respond to customer inquiries, and to work in our distribution facilities to process and fulfill orders. These outsourced staff and temporary employees may not have the same level of commitment to our customers or be as well‑trained as our permanent employees. In addition, we may not hire enough outsourced staff or temporary employees to adequately handle the increased volume of telephone calls we receive and orders we fulfill and ship during peak periods. We maintain only a limited number of permanent customer support and distribution center employees and rely on third‑party vendors for outsourced customer support. Our permanent employees may not be able to provide the necessary range or level of customer support services in the event that one or more of our third‑party vendors unexpectedly become unable or unwilling to provide some or all of these services to us. In addition, we may not be able to adequately staff our distribution centers during peak periods to enable us to fulfill and ship orders on a timely basis. If our customers are dissatisfied with the quality of the customer service they receive they may not place orders with us again, which could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Our business could be shut down or could be materially and adversely affected by a catastrophic event.

Our business could be materially and adversely affected by a catastrophic event. A disaster such as a fire, earthquake, flood, power loss, terrorism, or other similar event, affecting any of our facilities, data centers, or computer systems, or those of our third‑party vendors, or a system interruption or delay that slows down the internet or makes the internet or our websites temporarily unavailable, could result in a significant and extended disruption of our operations and services. Any prolonged disruption of our services due to these or other events would severely impact our business. We do not carry flood insurance for our facilities, and the property, business interruption, and other insurance we do carry may not be sufficient to cover all losses, if any, that may occur as a result of any events which cause interruptions in our services.

We have incurred substantial expenses related to the Acquisition and expect to continue to incur substantial expenses related to the integration of the Provide Commerce business and the achievement of synergies.

We incurred $6.7 million and $12.4 million in transaction and integration‑related costs during the years ended December 31, 2015 and 2014, respectively. We expect to incur additional costs, which may be material, associated with integrating the Provide Commerce business and the achievement of synergies. There are many factors beyond our control that could affect the total amount or the timing of our integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. To the extent our integration expenses are higher than anticipated and are material, our business, financial condition, results of operations, and cash flows could be materially and adversely affected and our ability to meet the leverage ratio and fixed charged ratio mandated by our Amended and Restated Credit Agreement may be impaired.

Legal actions or investigations could subject us to substantial liability, require us to change our business practices, and materially and adversely affect our business, financial condition, results of operations, and cash flows.

We are currently, and have been in the past, party to various legal actions and investigations. These actions may include, without limitation, claims by private parties in connection with consumer protection and other laws, claims that we infringe third‑party patents, trademarks, copyrights or other intellectual property or proprietary rights, securities laws claims, claims involving marketing practices or unfair competition, claims in connection with employment practices, breach of contract claims, and other business‑related claims. The nature of our business could subject us to additional claims for similar matters, as well as a wide variety of other claims, including, without limitation, for privacy and security matters. The failure to successfully defend against these and other types of claims, including claims relating to our business practices, could result in our incurring significant liabilities related to judgments or settlements or require us to change our business practices. Infringement claims may also result in our being required to obtain licenses from third parties, which licenses may not be available on acceptable terms, if at all. Both the cost of defending claims, as well as the effect of settlements and judgments, could cause our results of operations to fluctuate significantly from period to period and could materially and adversely affect our business, financial condition, results of operations, and cash flows. In addition, we also file actions against third parties from time to time for various reasons, including, without limitation, to protect our intellectual property rights, to enforce our contractual rights, or to make other business‑related claims. The legal fees, costs, and expenses associated with these actions may be significant, and if we were to lose these actions, we may be required to pay the other party’s legal fees, costs, and expenses, which also may be significant and could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Various governmental agencies have in the past asserted claims, instituted legal actions, inquiries or investigations, or imposed obligations relating to our business practices, such as our marketing, billing, customer retention, renewal, cancellation, refund, and disclosure practices, and they may continue to do so in the future. For example, in 2015, we entered into settlements and made settlement payments relating to an inquiry by a multi-state group of Attorneys General. The primary focus of the underlying inquiry concerned the Company’s former post-transaction sales practices. We may not prevail in existing or future claims and any judgment against us or settlement or resolution of such claims may involve the payment of significant sums, including damages, fines, penalties, or assessments, or changes to our business practices. Defending against lawsuits, inquiries, and investigations also involves significant expense and diversion of management’s attention and resources from other matters.

Additional governmental investigations or other legal actions may be instituted in connection with prior sales practices or other current or former business practices. Enforcement actions or changes in enforcement policies and procedures could result in changes to our business practices, as well as significant damages, fines, penalties, or assessments, which could decrease our revenues or increase the costs of operating our business. To the extent that our services and business practices change as a result of claims or actions by governmental agencies or private parties, or we are required to pay significant sums, including damages, fines, penalties, or assessments, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

The Separation and Distribution Agreement which was executed between FTD and United Online in connection with the Company’s November 2013 separation from United Online (the “Separation”) provides United Online with the right to control the litigation and settlement of certain litigation matters that relate to United Online, its predecessors and its consolidated subsidiaries and the Company, its predecessors and its consolidated subsidiaries, and which were asserted before the Separation, as well as specified litigation matters which are asserted after the Separation. These matters include matters relating to the Company’s former post-transaction sales practices or other current or former business practices described above. The Separation and Distribution Agreement also provides for the allocation of liabilities and expenses between United Online and the Company with respect to these matters. In May 2015, FTD and United Online entered into an amendment to the Separation and Distribution Agreement providing for the parties to jointly coordinate the litigation and settlement of certain specified litigation matters which are asserted after the Separation. In addition, pursuant to such amendment, the foregoing obligations of the parties will terminate on May 20, 2017, provided that for certain matters that may be pending as of such date, such obligations will terminate no later than May 20, 2019. The Separation and Distribution Agreement also establishes procedures with respect to claims subject to indemnification, insurance claims, and related matters. The Company and United Online may not prevail in future claims and any judgments against the Company, or settlement or resolution of such claims may involve the payment of significant sums, including damages, fines, penalties, or assessments, or changes to the Company’s business practices. See Note 15—“Commitments and Contingencies—Legal Matters” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10‑K.

We may be unsuccessful at acquiring future additional businesses, services, or technologies. Even if we make acquisitions in the future, it may not improve our results of operations and could also materially and adversely affect our business, financial condition, results of operations, and cash flows.

Acquisitions of businesses, services, or technologies may provide us with an opportunity to diversify the products and services we offer, leverage our assets and core competencies, complement our existing business, or expand our geographic reach. We may evaluate a wide variety of potential strategic transactions that we believe may complement our existing business. However, we may not realize the anticipated benefits and synergies of an acquisition, and our attempts at integrating an acquired business may not be successful. Acquiring businesses, services, or technologies involves many operational and financial risks, including risks relating to:

•	disruption of our ongoing business and significant diversion of resources and management time from day‑to‑day responsibilities;
•	acquisition financings that involve the issuance of potentially dilutive equity or the incurrence of debt;
•	reduction of cash and other resources available for operations and other uses;
•	exposure to risks specific to the acquired businesses, services, or technologies to which we are not currently exposed;
•	risks of entering markets in which we have little or no direct prior experience;
•	unforeseen obligations or liabilities;
•	difficulty assimilating the acquired customer bases, technologies, and operations;
•	difficulty assimilating and retaining management and employees of the acquired businesses;
•	potential impairment of relationships with customers or vendors as a result of changes in management of the acquired businesses or other factors;
•

large write‑offs either at the time of the acquisition or in the future, the incurrence of restructuring and other exit costs, the amortization of identifiable intangible assets, and the impairment of amounts capitalized as goodwill, intangible assets, and other long‑lived assets; and

•

lack of, or inadequate, controls, policies, and procedures appropriate for a public company, and the time, cost, and difficulties related to the implementation of such controls, policies, and procedures or the remediation of any deficiencies.

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

Certain of our directors may have actual or potential conflicts of interest because of their employment with and possible stock ownership of Liberty.

We have employees of Liberty on our board of directors, which may lead to conflicting interests. Our board of directors includes Robin Pringle and Christopher Shean, who are employees of Liberty. These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.

Governmental regulation of the collection and use of personal information or our failure to comply with these regulations could materially and adversely affect our business.

The FTC has regulations regarding the collection and use of personal information obtained from individuals when accessing websites, with particular emphasis on access by minors. In addition, other governmental authorities have regulations to govern the collection and use of personal information that may be obtained from customers or visitors to websites. These regulations include requirements that procedures be established to disclose and notify users of our websites of our privacy and security policies, obtain consent from users for collection and use of personal information, and provide users with the ability to access, correct, or delete personal information stored by us. In addition, the FTC and other governmental authorities have made inquiries and investigations of companies’ practices with respect to their users’ personal information collection and dissemination practices to confirm these are consistent with stated privacy policies and to determine whether precautions are taken to secure consumers’ personal information. The FTC and certain state agencies also have made inquiries, and in a number of situations, brought actions against companies to enforce the privacy policies of these companies, including policies relating to security of consumers’ personal information.

Becoming subject to the regulatory and enforcement efforts of the FTC, a state agency, or other governmental authority could have a material adverse effect on our ability to collect demographic and personal information from users, which, in turn, could have a material adverse effect on our marketing efforts, business, financial condition, results of operations, and cash flows. In addition, the negative publicity regarding the existence or results of an investigation could have an adverse impact on customers’ willingness to use our websites and services and thus could adversely impact our future revenues.

Certain of our international businesses, such as our international consumer and floral network businesses, must also comply with data protection and privacy laws in the U.K., including the Data Protection Act 1998. If we or any of the third‑party service providers on which we rely fail to transmit customer information and payment details in a secure manner, or if they otherwise fail to protect customer privacy in online transactions, or if they transfer personal information outside the European Economic Area without complying with certain required conditions, then we risk being exposed to civil and criminal liability in the U.K., usually in the form of fines, as well as claims from individuals alleging damages as a result of the alleged non‑compliance. We may also be required to alter our data collection and use practices. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Changes in laws and regulations and new laws and regulations could materially and adversely affect our business, financial condition, results of operations, and cash flows.

We are subject to a variety of international, federal, state, and local laws and regulations, including, without limitation, those relating to taxation, bulk email or “spam,” advertising, including, without limitation, targeted or behavioral advertising, user privacy and data protection, food production, safety, storage, marketing and distribution, consumer protection, supply chain operations, anti -bribery, labor, antitrust, and unclaimed property. Compliance with the various laws and regulations, which in many instances are either unclear or unsettled, is complex. New laws and regulations, such as those being considered or recently enacted by certain states or the federal government related to automatic renewal practices, user privacy, targeted or behavioral advertising, floral related fees and advertising, and taxation, could impact our revenues or certain of our business practices or those of our advertisers. Any changes in the laws and regulations applicable to us, the enactment of any additional laws or regulations, or the failure to comply with, or increased enforcement activity of, such laws and regulations, could significantly impact our products and services, our costs, or the manner in which we or our advertisers conduct business, all of which could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Foreign, state, and local governments may attempt to impose additional sales and use taxes, value added taxes, or other taxes on our business activities, including our past sales, which could decrease our ability to compete, reduce our sales, and could materially and adversely affect our business, financial condition, results of operations, and cash flows.

In accordance with current industry practice by domestic floral and gift order gatherers and our interpretation of applicable law, our consumer businesses collect and remit sales and use taxes on consumer orders that are delivered in a limited number of states where it has a physical presence or other form of jurisdictional nexus. If states successfully challenge this practice and impose sales and use taxes on orders delivered in states where we do not have physical presence or another form of jurisdictional nexus, we could incur substantial tax liabilities for past sales and lose future sales as a result of the increased tax cost that would be borne by the customer. Also, states may seek to reclassify the status of internet order gatherers, such as our consumer businesses, as persons that are deemed to fulfill the underlying order, in which case, a state may seek to impose taxes on the receipts generated from consumer orders fulfilled and delivered by florists or other third parties outside such state. In addition, future changes in the operation of our online, mobile, and telephonic sales channels could result in the imposition of additional sales and use tax or other tax obligations.

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

We are subject to income and various other taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our consolidated provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income and other taxes against us. The final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and our historical recognition of other tax matters. The results of an audit or litigation could materially and adversely affect our business, financial condition, results of operations, and cash flows.

In connection with our internet‑based transactions, a number of states have been considering adopting legislation or instituting policy initiatives, including those that would facilitate a finding of nexus to exist between internet companies with the states, aimed at expanding the reach of sales and use taxes or imposing state income or other taxes on various innovative theories, including agency attribution from independent third‑party service providers. Such legislation or initiatives could result in the imposition of additional sales and use taxes, or the payment of state income or other taxes, on certain transactions conducted over the internet. In addition, advertisers and other third parties may choose to not do business with us in order to avoid nexus with certain states. If such legislation is enacted, or such initiatives are instituted, and unless overturned by the courts, the legislation or initiatives could subject us to substantially increased tax liabilities for past and future sales or state income or other taxes, require us to collect additional sales and use taxes, cause our future sales to decrease, or otherwise materially and adversely affect our business, financial condition, results of operations, and cash flows.

Risks Relating to Our Common Stock

The limited public float and trading volume for FTD common stock may have an adverse impact and cause significant fluctuation of market price.

Our common stock is held by a relatively small number of stockholders. Liberty holds approximately 37% of our outstanding shares and six institutional stockholders hold significant blocks of 3.5% to 6.6%. Our officers, directors, and members of management acquire stock or have the potential to own stock through previously granted equity awards. Consequently, our common stock has a relatively small float and low average daily trading volume, which could affect a stockholder’s ability to sell our stock or the price at which it can be sold. In addition, future sales of substantial amounts of FTD in the public market by those larger stockholders, or the perception that these sales could occur, may adversely impact the market price of the stock and our stock could be difficult for a stockholder to liquidate.

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

As a significant stockholder of us, Liberty has significant influence over us, its presence may affect the ability of a third party to acquire control of us and its interests may not coincide with yours.

As of December 31, 2015, Liberty beneficially owned approximately 37% of the outstanding shares of FTD common stock. In connection with the close of the Acquisition, Liberty selected four new directors for appointment to the FTD board and the FTD board of directors increased from seven to eleven directors. In addition, the Investor Rights Agreement contains certain rights in favor of Liberty with regard to the appointment and election of Liberty nominees to the FTD board. Although the Liberty directors do not constitute a majority of the FTD board, they may exercise influence over the decisions of the FTD board. This composition of the FTD board may affect our business strategy and operating decisions, as Liberty has significant influence over our affairs, policies, and operations, such as the appointment of management, and the strategic direction of the company, including decisions as to whether to enter into or otherwise pursue strategic transactions. Liberty’s interests may not in all cases be aligned with the interests of other FTD stockholders.

Furthermore, having Liberty as a significant stockholder may have the effect of making it more difficult for a third-party to acquire, or of discouraging a third-party from seeking to acquire, a majority of the outstanding shares of FTD common stock or control of the FTD board of directors through a proxy solicitation. In that regard, the Investor Rights Agreement contains certain provisions that may magnify these risks, including Liberty’s right, in certain circumstances in response to a third-party tender offer for shares of FTD common stock, to commence its own tender offer, restrictions on Liberty’s ability to transfer shares of FTD common stock during the restricted period and thereafter, the waiver of Section 203 of the General Corporation Law of the State of Delaware (“DGCL”) with respect to Liberty and its affiliates and the prohibition upon FTD from implementing a stockholder rights plan, unless the plan exempts certain actions by Liberty in accordance with the terms of the Investor Rights Agreement.

Future sales of FTD common stock by Liberty, or the perception that such sales could occur, could cause our stock price to decline.

The Investor Rights Agreement imposes certain restrictions on Liberty’s ability to transfer its shares of FTD common stock, including, among other things, an 18‑month prohibition on the transfer of any shares of FTD common stock by Liberty, subject to certain limited exceptions. The Investor Rights Agreement also grants Liberty certain registration rights that, after the 18‑month restricted period, would permit Liberty to sell a large number of shares of FTD common stock in a short period of time. The 18-month restricted period will expire on June 30, 2016. The sale of a substantial number of shares of FTD common stock by Liberty or our other stockholders within a short period of time, or the perception that such sales could occur, could cause our stock price to decline, make it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses using our common stock as consideration.

Your percentage ownership in our company may be diluted in the future.

We have established equity incentive plans that will provide for the grant of common stock‑based equity awards to our directors, officers, and employees. Your percentage ownership in our company may be diluted in the future because of equity awards that we expect to grant under these plans. In addition, we may issue equity as all or part of the consideration paid for acquisitions and strategic investments we may make in the future. If we issue additional common equity, either through public or private offerings or rights offerings, your percentage ownership in our company would decline if you do not participate on a ratable basis.

Provisions in our charter documents and the DGCL could discourage potential acquisition proposals, could delay, deter, or prevent a change in control, and could limit the price certain investors might be willing to pay for our common stock.

Certain provisions of the DGCL and our certificate of incorporation and bylaws may inhibit a change of control not approved by our board of directors or changes in the composition of our board of directors, which could result in the entrenchment of current management. These provisions include:

•	advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted on by stockholders at annual meetings of stockholders;
•	limitations on who may call special meetings of stockholders;
•	limitations on the ability of stockholders to amend, alter, or repeal our bylaws;
•	the division of our board of directors into three classes with staggered terms;
•	limitations on the removal of directors;
•	the inability of the stockholders to act by written consent; and
•

the authority of our board of directors to issue, without stockholder approval, “blank check” preferred stock with such terms as the board of directors may determine to increase the number of outstanding shares and thwart a takeover attempt.

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

We presently intend to retain future earnings, if any, to reinvest in the growth of our businesses, to make interest payments on or pay down our debt, and to fund potential acquisitions. As a result, we do not currently expect to pay any cash dividends. If we do not pay dividends, the price of our common stock must appreciate for you to recognize a gain on your investment upon sale. This appreciation may not occur.

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

Risks Relating to Our Relationship with Our Former Parent

If the Separation and related distribution of FTD common stock fails to qualify as a tax‑free transaction for U.S. federal income tax purposes, then the distribution could result in significant tax liabilities.

United Online received a private letter ruling from the Internal Revenue Service (“IRS”) and an opinion of tax counsel, each substantially to the effect that the Separation and the distribution of shares of FTD common stock qualifies as a transaction that is tax free for U.S. federal income tax purposes and will not result in the recognition, for U.S. federal income tax purposes, of income, gain, or loss by United Online or its stockholders. The IRS ruling and the tax opinion rely on certain facts, assumptions, and undertakings, and certain representations from United Online and us, regarding the past and future conduct of both respective businesses and other matters, and the tax opinion relies on the IRS ruling. Notwithstanding the IRS ruling and the tax opinion, the IRS could determine that the distribution should be treated as a taxable transaction if it determines that any of these facts, assumptions, representations, or undertakings is not correct, or that the distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the tax opinion that are not covered by the IRS ruling.

If the distribution ultimately were to be determined to be taxable, then a stockholder of United Online that received shares of our common stock in the distribution would be treated as having received a distribution of property in an amount equal to the fair market value of such shares on the distribution date and could incur significant income tax liabilities. Such distribution would be taxable to such stockholder as a dividend to the extent of United Online’s current and accumulated earnings and profits. Any amount that exceeded United Online’s earnings and profits would be treated first as a non‑taxable return of capital to the extent of such stockholder’s tax basis in its shares of United Online stock with any remaining amount being taxed as a capital gain. In addition, United Online would recognize a taxable gain in an amount equal to the excess, if any, of the fair market value of the shares of common stock of our company held by United Online on the distribution date over United Online’s tax basis in such shares.

In addition, under the terms of the Tax Sharing Agreement that we entered into with United Online, we are generally responsible for any taxes imposed on United Online that arise from the failure of the distribution to qualify as tax free for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code (the “Code”) to the extent such failure to qualify is attributable to actions, events or transactions relating to our stock, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Sharing Agreement, the materials submitted to the IRS in connection with the request for the IRS ruling or the representation letter provided to counsel in connection with the tax opinion. The amounts of such taxes could be significant.

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

The Tax Sharing Agreement governs the rights, responsibilities, and obligations of United Online and our company with regard to various tax matters, including the payment of taxes, the preparation of tax returns, and the administration of tax audits and disputes. The Tax Sharing Agreement allocates the responsibility for prior period taxes of the United Online consolidated tax reporting group between us and United Online. If however, United Online were unable to pay any prior period taxes for which it is responsible, we could be required to pay the entire amount of such taxes, and such amounts could be significant. Other provisions of federal, state, local, or foreign law may establish similar liability for other matters, including laws governing tax‑qualified pension plans, as well as other contingent liabilities.

The agreements that we entered into with United Online in connection with the Separation may involve, or may appear to involve, conflicts of interest.

In connection with the Separation, we entered into certain agreements with United Online which provide for the allocation between the Company and United Online of certain assets, liabilities, and obligations of United Online and its subsidiaries, and govern the relationship between United Online and us following the Separation. We negotiated these agreements with United Online while we were still a wholly owned subsidiary of United Online. Accordingly, some of our executive officers and directors were employees or directors of United Online or its subsidiaries at the time of the negotiations and, as such, had an obligation to serve the interests of United Online and its subsidiaries. As a result, they could be viewed as having had a conflict of interest.

Certain of our directors may have actual or potential conflicts of interest because of their cross directorships and stock ownership with United Online.

We continue to have overlap in directors with United Online, which may lead to conflicting interests. Our board of directors includes Robert Berglass (the Chairman of our board of directors) and James T. Armstrong, who are members of the board of directors of United Online and have fiduciary duties to both United Online’s and our stockholders. These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.

We are subject to continuing contingent liabilities of United Online following the Separation.

After the Separation, there continue to be several significant areas where the liabilities of United Online may become our obligations. For example, under the Code and the related rules and regulations, each corporation that was a member of the United Online consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the distribution is jointly and severally liable for the U.S. federal income tax liability of the entire United Online consolidated tax reporting group for such taxable period. In connection with the Separation, we entered into a Tax Sharing Agreement with United Online that allocates the responsibility for prior period taxes of the United Online consolidated tax reporting group between our company and United Online. For a more detailed description, see Note 5—“Transactions with Related Parties” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10‑K. If United Online were unable to pay any prior period taxes for which it is responsible, however, we could be required to pay the entire amount of such taxes, and such amounts could be significant. Other provisions of federal, state, local, or foreign law may establish similar liability for other matters, including laws governing tax‑qualified pension plans, as well as other contingent liabilities.

We might have been able to receive better terms from unaffiliated third parties than the terms we received from United Online in our agreements in connection with the Separation.

The agreements related to the Separation, including the Separation and Distribution Agreement and the Tax Sharing Agreement, were negotiated in the context of our separation from United Online while we were still part of United Online. Although these agreements were intended to be on an arm’s‑length basis, they may not reflect terms that would have resulted from arm’s‑length negotiations among unaffiliated third parties. Conversely, certain agreements related to the Separation may include terms that are more favorable than those that would have resulted from arm’s‑length negotiations among unaffiliated third parties. Following expiration of these agreements, we will have to enter into new agreements with unaffiliated third parties, and such agreements may include terms that are less favorable to us. The terms of the agreements negotiated in the context of our Separation concerned, among other things, allocations of assets, liabilities, rights, indemnifications, and other obligations between United Online and us.

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

In connection with the Separation, United Online has indemnified us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that United Online’s ability to satisfy its indemnification obligations will not be impaired in the future.

Pursuant to the Separation and Distribution Agreement, United Online will indemnify us for substantially all liabilities that exist relating to United Online’s business activities, whether incurred prior to or after the Separation. However, third parties could seek to hold us responsible for any of the liabilities that United Online agrees to retain, and there can be no assurance that the indemnity from United Online will be sufficient to protect us against the full amount of such liabilities, or that United Online will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from United Online any amounts for which we are held liable, we may be temporarily required to bear these losses.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We own our corporate headquarters located in Downers Grove, Illinois, which houses our executive offices and our Consumer and Florist segments. We also own the building that is occupied by Interflora in Sleaford, England.

We lease two facilities in the U.S. that serve as call centers for our Consumer and Provide Commerce segments. We also lease 11 facilities in the U.S. that serve as distribution centers for our Provide Commerce and Florist segments.

We lease office space in San Diego and San Francisco, California and Woodridge, Illinois, for our Provide Commerce segment, in Quebec, Canada, for our Florist segment, and in Hyderabad, India, for technology development and support related to our Consumer, Provide Commerce, Florist, and International segments. We believe that our existing facilities are in good condition and adequate to meet our current requirements, and that suitable additional or substitute space will be available, as needed, to accommodate any physical expansion of our corporate and operations facilities. Additionally, we continue to hold leases for two former distribution centers and one former call center at which we have ceased operations.

The Amended and Restated Credit Agreement includes a security interest in substantially all of our assets, including a mortgage on the owned real property at our Downers Grove, Illinois location. For additional information regarding our obligations under leases, see Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10‑K.

ITEM 3.  LEGAL PROCEEDINGS

Commencing on August 19, 2009, the first of a series of consumer class action lawsuits was brought against Provide Commerce, Inc. and co-defendant Regent Group, Inc. d/b/a Encore Marketing International (“EMI”). Various cases were ultimately consolidated during the next three years into Case No. 09 CV 2094 in the United States District Court for the Southern District of California under the title In re EasySaver Rewards Litigation. Plaintiffs’ claims arise from their online enrollment in subscription based membership programs known as EasySaver Rewards, RedEnvelope Rewards, and Preferred Buyers Pass (collectively the “Membership Programs”) offered and administered by EMI. Plaintiffs claim that their enrollment was allegedly deceptive and therefore the charges to their credit or debit card accounts for membership fees for the Membership Programs were unauthorized. On February 22, 2010, Provide Commerce and EMI respectively filed motions to dismiss. On August 13, 2010, the court entered an order granting in part and denying in part the motions. Between August 13, 2010 and December 2011, plaintiffs filed various amended complaints and added or dismissed certain named plaintiffs. Plaintiffs filed the fourth amended complaint on December 14, 2011. The fourth amended complaint is the operative complaint. Plaintiffs assert ten claims against Provide Commerce and EMI in the fourth amended complaint: (1) breach of contract (against Provide Commerce only); (2) breach of contract (against EMI only); (3) breach of implied covenant of good faith and fair dealing; (4) fraud; (5) violations of the California Consumers Legal Remedies Act; (6) unjust enrichment; (7) violation of the Electronic Funds Transfer Act (against EMI only); (8) invasion of privacy; (9) negligence; and (10) violations of the Unfair Competition Law. Plaintiffs assert their claims individually and on behalf of a putative nationwide class. Plaintiffs sought damages, attorneys’ fees, and costs. Provide Commerce and EMI filed motions to dismiss the claims of plaintiffs Lawler, Walters, Cox, and Dickey on January 24, 2012. The motions to dismiss were fully briefed as of February 23, 2012, but the court had not yet conducted a hearing or ruled on the motions. The parties participated in numerous settlement conferences and mediations throughout the case in an effort to resolve this matter. On April 9, 2012, the parties reached an agreement on the high level terms of a settlement, conditioned on the parties negotiating and executing a complete written agreement. In the weeks following April 9, 2012, the parties negotiated a formal written settlement agreement (“Settlement”). Upon reaching the Settlement, the hearing on the motions to dismiss was vacated, and Provide Commerce and EMI have not answered the fourth amended complaint in light of the Settlement. The court granted the plaintiffs’ unopposed motion for preliminary approval of the Settlement on June 13, 2012. After notice to the class and briefing by the parties, the court conducted a final approval hearing (also known as a fairness hearing) on January 28, 2013, and took the matter under submission at the conclusion of the hearing. On February 4, 2013, the court entered its final order approving class action settlement, granting plaintiffs’ motion for attorneys’ fees, costs, and incentive awards, and overruling objections filed by a single objector to the Settlement. The court entered judgment on the settlement on February 21, 2013. The objector filed a notice of appeal with the Ninth Circuit Court of Appeals on March 4, 2013. After the completion of briefing, the Ninth Circuit set oral argument on the appeal for February 2, 2015. But on January 29, 2015, the Ninth Circuit entered an order deferring argument and resolution of the appeal pending the Ninth Circuit’s decision in a matter captioned Frank v.  Netflix, No. 12 15705+. The Ninth Circuit issued its opinion in Frank v.  Netflix, No. 12 15705+ on February 27, 2015, affirming the district court’s approval of a settlement between Walmart and a class of Netflix DVD subscribers. On March 19, 2015, the Ninth Circuit entered an order vacating the judgment in this matter and remanding it to the district court for further proceedings consistent with Frank v. Netflix. On April 23, 2015, the district court entered an order reopening the case and ordering the parties to jointly submit a memorandum summarizing the import of the Frank v. Netflix decision and stating their intentions going forward. On May 4, 2015, such memorandum was filed by the parties and the objector also filed his own memorandum regarding these same topics on such date. After receiving the parties and objector’s memoranda, the district court ordered supplemental briefing on the issue of final settlement approval on May 21, 2015. The parties filed their respective opening supplemental briefs on June 18, 2015, the objector filed his opposition supplemental brief on July 2, 2015, and the parties filed their respective reply supplemental briefs on July 16, 2015. The district court has not yet set the hearing date for the pending final settlement approval motion.

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

The Company records a liability when it believes that it is both probable that a loss has been incurred, and the amount of loss can be reasonably estimated. The Company evaluates at least quarterly, developments in its legal matters that could affect the assessment of the probability of loss or the amount of liability, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate, (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. Legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company’s business, financial condition, results of operations, or cash flows.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

Our common stock is listed on the NASDAQ Global Select Market under the symbol “FTD”. Prior to the separation from United Online, FTD’s common stock began trading on the NASDAQ on a “when‑issued” basis on October 10, 2013, and on a “regular way” basis on November 1, 2013, the Separation date. There was no public market for FTD common stock prior to October 10, 2013. The following table sets forth, for the periods presented, the high and low sales prices of FTD common stock on the NASDAQ. The quotations are as reported in published financial sources.

	Sales Price
	High	Low
Fiscal 2015:
First Quarter	$35.45	$29.22
Second Quarter	$30.56	$26.63
Third Quarter	$31.99	$27.50
Fourth Quarter	$30.34	$23.18

Fiscal 2014:
First Quarter	$34.82	$29.02
Second Quarter	$33.00	$27.60
Third Quarter	$36.00	$29.43
Fourth Quarter	$37.14	$31.14

Shareholders

In connection with the Acquisition, we issued 10.2 million shares of FTD common stock to Liberty. Concurrent with the closing of the Acquisition, FTD and Liberty entered into an Investor Rights Agreement governing certain rights of and restrictions on Liberty in connection with the shares of FTD common stock that Liberty owns as a result of the Acquisition. As of December 31, 2015, Liberty holds approximately 37% of FTD’s outstanding shares of common stock.

As of March 7, 2016, there were approximately 406 shareholders of record of FTD common stock.

Dividends

We have not paid any cash dividends on our common stock since the Separation on November 1, 2013. We do not currently anticipate paying any future cash dividends.

Issuer Purchases of Equity Securities

On February 27, 2014, the FTD board of directors authorized a common stock repurchase program (the “Repurchase Program”) that allows us to repurchase up to $50 million of FTD common stock from time to time over a two‑year period in both open market and privately negotiated transactions. Repurchased shares generally will be held in treasury pending use for general corporate purposes, including issuances under various employee and director stock plans. No purchases were made under the Repurchase Program prior to 2015. At December 31, 2015, we had repurchased 1.8 million shares under the Repurchase Program at an average cost per share of $27.31, fully utilizing the $50 million authorization. On March 8, 2016, the FTD board of directors authorized a new common stock repurchase program that allows us to repurchase up to $60 million of FTD common stock from time to time over a two‑year period in both open market and privately negotiated transactions.

Upon vesting of restricted stock units (“RSUs”) or exercise of stock options, we do not collect the minimum statutory withholding taxes in cash from employees. Instead, we automatically withhold, from the RSUs that vest or stock options exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock but are not considered repurchases under the Program. We then pay the minimum statutory withholding taxes in cash.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table provides information regarding repurchases of our common stock during the quarter ended December 31, 2015:

(In thousands, except for share and per share amounts)			Number of Shares	Approximate Dollar
			Purchased as Part	Value of Shares that
	Total	Average	of Publicly	May Yet Be
	Number of	Price Paid	Announced	Purchased Under
	Shares	Per	Plans or	the Plans
Period	Purchased	Share	Programs(a)	or Programs(b)
October 1 - October 31	—	$—	—	$30,002
November 1 - November 30	599,820	25.00	599,820	15,005
December 1 - December 31	558,035	26.89	558,035	—
Total	1,157,855	$25.91	1,157,855	$—

(a)

On February 27, 2014, the Company’s board of directors authorized the Repurchase Program, a common stock repurchase program that allows FTD Companies, Inc. to repurchase up to $50 million of its common stock from time to time over a two-year period in both open market and privately negotiated transactions. No purchases were made under the Repurchase Program prior to 2015.

(b)	The Repurchase Program term would have ended February 27, 2016; however, during the three-month period ended December 31, 2015, FTD utilized the remainder of its $50 million authorization.

Stock Performance Graph

The following graph compares the relative performance of our common stock, the Russell 2000 Index and the S&P SmallCap 600 Consumer Discretionary Index, our Peer Group Index. This graph covers the period from October 10, 2013 (the first day FTD common stock began “when‑issued” trading on the NASDAQ Global Select Market) through December 31, 2015. The graph assumes that $100 was invested on October 10, 2013 in the common stock of FTD, the Russell 2000 Index, and our Peer Group Index, and also assumes the reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	10/10/2013	12/31/2013	12/31/2014	12/31/2015
FTD Companies, Inc	$100.00	$104.73	$111.93	$84.12
Russell 2000 Index	$100.00	$109.13	$114.47	$109.42
S&P SmallCap 600 Consumer Discretionary Index	$100.00	$111.94	$114.30	$101.78

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data, which should be read in conjunction with our consolidated financial statements and related notes and MD&A included elsewhere in this Form 10‑K. The table presents the consolidated statements of operations and cash flow data for the three years ended December 31, 2015, and the consolidated balance sheet data at December 31, 2015 and 2014, which are derived from our audited consolidated financial statements included elsewhere in this Form 10‑K. The table also presents the consolidated statements of operations and cash flow data for the years ended December 31, 2012 and 2011, and the consolidated balance sheet data at December 31, 2013 and 2012, which were derived from our audited consolidated financial statements that are not included in this Form 10‑K.

Our historical consolidated financial statements prior to November 1, 2013 included allocations of certain corporate costs from United Online, including costs related to senior management, legal, human resources, finance, information technology, and centrally‑managed employee benefit arrangements. We believe the allocations of corporate costs from United Online were reasonable and do not believe our costs would have been significantly different on a stand‑alone basis prior to the Separation. The historical financial information presented may not necessarily reflect our financial position, results of operations, and cash flows as if we had operated as a stand‑alone public company during the periods prior to November 1, 2013. Accordingly, our historical results should not be relied upon as an indicator of our future performance.

As the Acquisition was completed on December 31, 2014, the Company’s consolidated balance sheet included Provide Commerce as of December 31, 2014. No results of operations of Provide Commerce were included in the Company’s consolidated statements of operations and cash flow data for the year ended December 31, 2014.

The following amounts are in thousands, except per share data:

	Year Ended December 31,
	2015(a)(i)(j)	2014(a)(i)	2013(a)(b)(i)	2012(i)	2011(i)
Consolidated Statements of Operations and Cash Flow Data:
Revenues	$1,219,753	$640,513	$627,343	$613,514	$587,249
Impairment of goodwill and intangible assets	$(85,000)	$—	$—	$—	$—
Operating income/(loss)	$(71,252)	$37,604	$33,666	$44,189	$41,217
Net income/(loss)	$(78,826)	$22,830	$12,502	$21,174	$15,721
Earnings/(loss) per common share(c):
Basic	$(2.74)	$1.18	$0.67	$1.14	$0.85
Diluted	$(2.74)	$1.17	$0.67	$1.14	$0.85
Net cash provided by operating activities	$82,325	$47,384	$34,203	$66,955	$43,688
Cash dividends paid to United Online(d)	$—	$—	$18,201	$19,299	$15,000
Capital expenditures(e)	$18,195	$7,486	$10,830	$6,507	$8,064

	As of December 31,
	2015	2014(f)	2013	2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$57,892	$95,595	$48,162	$67,347
Total assets(g)	$1,126,782	$1,335,380	$649,905	$678,747
Long-term debt(h)	$280,000	$320,000	$220,000	$233,144
Common shares outstanding(c)	29,427	29,193	18,829	18,584

(a)

During the year ended December 31, 2015, the Company incurred transaction and integration-related as well as restructuring and other exit costs associated with the Acquisition that negatively impacted both operating income and cash flow by $12.7 million, net income by $7.9 million, and earnings per common share by $0.27. During the year ended December 31, 2014, the Company incurred transaction‑related costs associated with the Acquisition that negatively impacted operating income and cash flow by $12.4 million, net income by $9.6 million and earnings per common share by $0.50. In addition, during the year ended December 31, 2013, the Company incurred transaction‑related costs associated with the Separation that negatively impacted operating income and cash flow by $13.4 million, net income by $12.3 million and earnings per common share by $0.66.

(b)

On July 17, 2013, FTD Companies, Inc. entered into a credit agreement (the “2013 Credit Agreement”) with Interflora British Unit, certain wholly owned domestic subsidiaries of FTD Companies, Inc. party thereto as guarantors, the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of America, N.A., as the administrative agent for the lenders, which provided for a $350 million five‑year revolving credit facility. The Company repaid its previously outstanding credit facility, entered into on June 10, 2011, in full, and in connection with such transaction the Company recorded a $2.3 million pre‑tax loss ($1.4 million after tax) on extinguishment of debt during the year ended December 31, 2013, which was recorded in interest expense.

(c)

As of December 31, 2015, the Company held 1.8 million shares of treasury stock. In connection with the Separation, the Company’s previously outstanding shares of common stock were automatically reclassified and became 18.6 million shares of common stock. The same number of shares was used to calculate basic and diluted earnings per share for the periods prior to the Separation. In addition, in connection with the Acquisition, the Company issued 10.2 million shares of its common stock to Liberty.

(d)	Prior to the Separation, FTD paid cash dividends to United Online in the amounts noted.
(e)

Capital expenditures for the year ended December 31, 2013 included $2.3 million of capital expenditures related to the Separation and $1.2 million of payments for capital expenditures that were accrued at December 31, 2012.

(f)	As the Acquisition closed on December 31, 2014, the Company’s consolidated balance sheet included Provide Commerce as of December 31, 2014, including acquired cash of $38.1 million.
(g)

As discussed in Note 1 – “Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements”, we have elected to adopt early and retrospectively apply the presentation requirements of ASU 2015-17. This update resulted in an adjustment which reduced both current assets and deferred tax liabilities, net by $14.8 million, $17.2 million, $5.4 million, and $5.9 million at December 31, 2015, 2014, 2013, and 2012, respectively.

(h)

On September 19, 2014, the Company amended and restated its 2013 Credit Agreement in its entirety (as amended and restated the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provided for a $200 million term loan, the proceeds of which were used to repay a portion of outstanding revolving loans under the Amended and Restated Credit Agreement. On December 31, 2014, the Company borrowed $120 million under the Amended and Restated Credit Agreement to finance the cash portion of the Acquisition purchase price.

(i)

During the year ended December 31, 2015, the Company recorded $61.2 million in amortization expense related to the intangibles recorded with the Acquisition. The Company incurred amortization expense of $11.8 million, $22.9 million, $25.5 million, and $25.2 million, in 2014, 2013, 2012 and 2011, respectively, related to intangibles recorded by the Company as a result of United Online’s acquisition of the Company.

(j)

During the year ended December 31, 2015, the Company recorded a goodwill impairment charge related to the Provide Commerce segment that negatively impacted operating income and net income by $85.0 million and earnings per share by $2.95.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MD&A is a supplement to the accompanying consolidated financial statements and provides additional information on our business, recent developments, financial condition, liquidity and capital resources, cash flows, and results of operations. This MD&A should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8 of this Form 10‑K, and the other sections of this Form 10‑K.

OVERVIEW

FTD Companies, Inc.  (together with its subsidiaries may be referred to herein as the “Company,” “FTD,” “we,” “us,” or “our”) is a premier floral and gifting company with a vision to be the leading and most trusted floral and gifting company in the world. Our mission is to inspire, support, and delight our customers when expressing life’s most important sentiments. We provide floral, specialty foods, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. Our business uses the highly recognized FTD® and Interflora® brands, both supported by the iconic Mercury Man logo®. While we operate primarily in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), and the Republic of Ireland, we have worldwide presence as our Mercury Man logo is displayed in nearly 40,000 floral shops in approximately 150 countries. Our diversified portfolio of brands also includes ProFlowers®, ProPlants®, Shari’s Berries®, Personal Creations®, RedEnvelope®, Cherry Moon Farms®, Flying Flowers®, Flowers Direct®, Sesame®, Ink CardsTM, PostagramTM, and Gifts.comTM.  While floral arrangements and plants are our primary offerings, we also market and sell gift items, including gourmet-dipped berries and other sweets, personalized gifts, premium fresh fruit baskets, gift baskets, wine and champagne, jewelry, and spa products.

Separation from United Online

Prior to November 1, 2013, FTD was a wholly owned subsidiary of United Online. On November 1, 2013, United Online separated into two independent, publicly traded companies: FTD Companies, Inc. and United Online, Inc. The Separation was consummated through a tax‑free dividend involving the distribution of all shares of FTD Companies, Inc. common stock to United Online’s stockholders. In connection with the Separation, holders of United Online common stock received one share of FTD common stock for every five shares of United Online common stock held on the record date (prior to giving effect to the reverse stock split of United Online shares). Following completion of the Separation, FTD Companies, Inc. became an independent, publicly traded company on NASDAQ under the symbol “FTD.”

Following the Separation, United Online has no continuing ownership interest in FTD; however, as part of the Separation, FTD entered into various agreements with United Online, including The Separation and Distribution Agreement, The Transition Services Agreement, The Tax Sharing Agreement, and The Employee Matters Agreement. These agreements, which became effective on November 1, 2013, govern the relationship between United Online and the Company after the Separation, and set forth, among other things, the rights and obligations of FTD and United Online regarding the Separation including: the rights and obligations related to tax payments and the administration of tax matters post‑Separation; transitional services to be provided by United Online after the Separation; the rights and authority of United Online to control and settle certain litigation as disclosed in Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10‑K; and the treatment of certain employee matters. The transition services were completed on April 15, 2014.

Acquisition of Provide Commerce

On December 31, 2014, we acquired from a wholly owned subsidiary of Liberty Interactive Corporation (“Liberty”) all of the issued and outstanding shares of common stock of Provide Commerce, Inc., an indirect wholly owned subsidiary of Liberty (“Provide Commerce”), for a purchase price consisting of (i) cash consideration of $106.6 million, excluding acquired cash on hand of $38.1 million and a post‑closing working capital adjustment of $9.9 million, and (ii) 10.2 million shares of FTD common stock (the “Acquisition”). These shares represented approximately 35% of the issued and outstanding shares of FTD common stock at the closing of the Acquisition. In April 2015, FTD made a payment to Liberty in full satisfaction of the post‑closing working capital adjustment. Upon the closing of the Acquisition, Provide Commerce became an indirect wholly owned subsidiary of FTD.

Reportable Segments

Prior to the Acquisition, we reported our business operations in three reportable segments: Consumer, Florist, and International. As a result of the Acquisition, which was completed on December 31, 2014, we began reporting our business in four reportable segments: Consumer, Florist, International, and Provide Commerce.

Through our Consumer segment, we are a leading direct marketer of floral and gift products for consumers, primarily in the U.S. and Canada. Our Consumer segment operates primarily through the www.ftd.com website, associated mobile sites, and the 1‑800‑SEND‑FTD telephone number. Through our Provide Commerce segment, we are a leading direct marketer of floral and gift products for consumers, including specialty foods, personalized gifts, and other gifting products, primarily in the U.S. We operate primarily through our www.proflowers.com, www.berries.com,  www.personalcreations.com, www.cherrymoonfarms.com, www.proplants.com, and www.gifts.com websites, associated mobile sites and applications, and various telephone numbers. Through our Florist segment, we are a leading provider of products and services to our floral network members, which include traditional retail florists and other non‑florist retail locations, primarily in the U.S. and Canada. We also provide products and services to other companies in need of floral and gifting solutions. Our International segment consists of Interflora, which operates primarily in the U.K. and the Republic of Ireland. Interflora is a leading direct marketer of floral and gift products for consumers and operates primarily through its www.interflora.co.uk, www.flyingflowers.co.uk, and www.interflora.ie websites, associated mobile sites and applications, and various telephone numbers. Interflora also provides products and services to floral network members, funeral directors, independent gift shops, other retailers, and to other companies in need of floral and gifting solutions.

For additional information about our reportable segments refer to Note 3—“Segment Information” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10‑K.

SIGNIFICANT OPERATING AND FINANCIAL HIGHLIGHTS

Financial Highlights

•

Consolidated revenues increased $579.2 million to $1,219.8 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, driven primarily by the addition of our Provide Commerce Segment. Foreign currency exchange rates unfavorably impacted revenues by $13.2 million during the year ended December 31, 2015.

•	All of the Company’s segments reported increases in segment operating income (defined below) compared with segment operating income for the year ended December 31, 2014.
•	Net cash provided by operating activities increased $34.9 million for the year ended December 31, 2015, driven primarily by the addition of our Provide Commerce segment.
•

During the year ended December 31, 2015, the Company recorded a non-cash goodwill impairment charge that negatively impacted operating income and net income by $85.0 million and earnings per share by $2.95 related to the Provide Commerce segment.

•

Included in our consolidated statement of operations for the year ended December 31, 2015, the Company incurred transaction and integration‑related as well as restructuring and other exit costs associated with the Acquisition that negatively impacted both operating income and cash flow by $12.7 million, net income by $7.9 million, and earnings per common share by $0.27. For the year ended December 31, 2014, the Company incurred pre‑tax transaction‑related costs of $12.4 million incurred in connection with the Acquisition. These costs impacted net income and earnings per common share by $9.6 million and $0.50, respectively, and negatively impacted cash flows for the year ended December 31, 2014. These costs relate primarily to investment banking, legal, accounting, tax, and other professional fees.

•	During the year ended December 31, 2015, the Company paid $20 million of the term loan as well as a net $20 million of the amounts outstanding under the revolving credit facility.
•	During the year ended December 31, 2015, the Company repurchased 1.8 million shares under the authorized common stock repurchase program, dated February 27, 2014, at an average cost per share of $27.31, fully utilizing the $50 million authorization.

Operating Highlights

•	Fiscal 2015 marked our first year with the Provide Commerce companies as part of FTD Companies.
o

We accomplished a significant amount of our integration roadmap, including establishment of new financial and operational disciplines with the Provide Commerce segment that resulted in a 113% improvement in segment profitability compared to the prior year.

o

Integration activities have resulted in $8 million in cost synergies realized in 2015 and progress towards the achievement of the Company’s goal of $25 million in annual cost synergies by the end of 2017.

•

Innovation to support future growth with new product launches such as the new FTD Luxe and Sympathy Collections; ProFlowers new site merchandising, improved product assortment and bundled floral and gift product offerings; Shari’s Berries moving ‘beyond the berry’ to feature other high demand products such as cheesecakes and cake truffles; Personal Creations’ new lines of everyday and holiday offerings; the relaunch of both RedEnvelope and Gifts.com; and Interflora’s new merchandising for floral and gift products.

•

We continue to support and drive added value for our member florists. Key highlights include increasing orders into the FTD network, increasing product revenue, including our grocery channel revenues, and increasing margin. Through our annual florist member customer survey process, we also have seen our leadership and satisfaction scores increase significantly.

•

Significant public relations efforts to improve brand awareness which exclusively featured FTD in two of the big cultural events in 2015 – New York Fashion Week with Kate Spade and the Grateful Dead Fare Thee Well Concerts; Interflora’s sponsorship of Surprise Surprise television programming and the Chelsea Flower Show.

Items Affecting Comparability of Financial Results

The historical consolidated financial statements for the periods prior to the Separation included direct costs of the Company incurred by United Online on the Company’s behalf and allocations of certain general corporate costs incurred by United Online. Direct costs include finance, legal, human resources, technology development, and other services and were determined based on the level of services expended by United Online for services provided to the Company. Allocations of certain general corporate costs included, without limitation, executive oversight, accounting, internal audit, treasury, tax, and legal. The allocations of general corporate costs were based primarily on estimated time incurred and/or activities associated with the Company. Management believes the allocations of corporate costs from United Online were reasonable and does not believe the Company’s costs would have been significantly different on a stand‑alone basis prior to the Separation. However, the allocated costs may not have included all of the costs that would have been incurred had the Company been a stand‑alone company during the periods prior to the Separation, and accordingly, the Company’s consolidated financial statements may not have reflected the financial position, results of operations and cash flows had the Company been a stand‑alone company during the periods prior to the Separation.

As a result of the Acquisition, our operating and reportable segments changed to include a fourth segment, Provide Commerce. Accordingly, as of December 31, 2014, our operating and reportable segments consist of Consumer, Provide Commerce, Florist, and International. However, as the Acquisition was completed on December 31, 2014, no results of operations of Provide Commerce were included in the Company’s consolidated statements of operations for the years ended December 31, 2014 and 2013, respectively. The financial information provided related to Provide Commerce for the year ended December 31, 2014, is provided for informational purposes only and is unaudited. These unaudited pre-acquisition results of operations of Provide Commerce do not purport to be indicative of the results of future operations of the Provide Commerce segment or the results that would have actually been attained had the Acquisition been completed on or prior to January 1, 2014. For additional information about our reportable segments refer to MD&A and Note 3—“Segment Information” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10‑K. The Company’s consolidated balance sheet at December 31, 2014 included the Provide Commerce assets acquired and liabilities assumed in the Acquisition.

KEY BUSINESS METRICS

We review a number of key business metrics to help us monitor our performance and trends affecting our segments, and to develop forecasts and budgets. These key metrics include the following:

Segment operating income.  Our chief operating decision maker uses segment operating income to evaluate the performance of our business segments and to make decisions about allocating resources among segments. Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges and gains, transaction and integration‑related costs, restructuring and other exit costs, and impairment of goodwill and intangible assets. Stock‑based compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income (expense). See Note 3—“Segment Information” of the Notes to the Condensed Consolidated Financial Statements included in Part II, Item 8 of this Form 10‑K for a reconciliation of segment operating income to consolidated operating income and consolidated income before income taxes.

Consumer orders.  We monitor the number of consumer orders for floral, gift, and related products during a given period. Consumer orders are individual units delivered during the period that originated in the U.S. and Canada, primarily from the www.ftd.com,  www.proflowers.com,  www.berries.com, and www.personalcreations.com websites, associated mobile sites and applications, the 1‑800‑SEND‑FTD telephone number and various other telephone numbers; and in the U.K. and the Republic of Ireland, primarily through the www.interflora.co.uk, www.flyingflowers.co.uk, and www.interflora.ie websites, associated mobile sites and applications, and various telephone numbers. The number of consumer orders is not adjusted for non‑delivered orders that are refunded on or after the scheduled delivery date. Orders originating with a florist or other retail location for delivery to consumers are not included as part of this number.

Average order value.  We monitor the average value for consumer orders delivered in a given period, which we refer to as the average order value. Average order value represents the average amount received for consumer orders delivered during a period. The average order value of consumer orders within our Consumer, Provide Commerce, and International segments is tracked in their local currency, the U.S. Dollar (“USD”) for both the Consumer and Provide Commerce segments and the British Pound (“GBP”) for the International segment. The local currency amounts received for the International segment are then translated into USD at the average currency exchange rate for the period. Average order value includes merchandise revenues and shipping or service fees paid by the consumer, less discounts and refunds (net of refund‑related fees charged to floral network members).

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

The table below sets forth, for the periods presented, our consolidated revenues, segment revenues, segment operating income, consumer orders, average order values, average revenues per member, and average currency exchange rates. The results of operations for Provide Commerce for the year ended December 31, 2014, is set forth below and was derived from the unaudited pre‑Acquisition results of operations of Provide Commerce. These unaudited pre‑Acquisition results of operations of Provide Commerce have been included herein for informational purposes only and do not purport to be indicative of the results of future operations of the Provide Commerce segment or the results that would have actually been attained had the Acquisition been completed on or prior to January 1, 2014.

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except for average
	order values, average revenues per
	member and average currency
	exchange rates)
Consolidated:
Consolidated revenues	$1,219,753	$640,513	$627,343
Consumer:
Segment revenues(a)	$321,614	$318,563	$321,724
Segment operating income	$36,975	$31,481	$35,151
Consumer orders	4,229	4,335	4,513
Average order value	$70.88	$69.30	$67.15
Provide Commerce:
Segment revenues(a)	$583,326	$628,507	$—
Segment operating income	$41,802	$19,647	$—
Consumer orders	12,549	13,560	—
Average order value	$46.02	$45.72	$—
Florist:
Segment revenues(a)	$165,782	$162,552	$163,145
Segment operating income	$47,162	$47,077	$47,078
Average revenues per member	$13,493	$12,504	$11,827
International:
Segment revenues (in USD)	$168,135	$177,789	$161,389
Segment revenues (in GBP)	£110,243	£108,053	£103,215
Segment operating income	$19,660	$19,817	$18,369
Consumer orders	2,694	2,718	2,662
Average order value (in USD)	$51.39	$54.48	$50.83
Average order value (in GBP)	£33.71	£33.12	£32.54
Average currency exchange rate: GBP to USD	1.53	1.64	1.56

(a)

Segment revenues are prior to intersegment eliminations. See Note 3—“Segment Information” of the Notes to the Condensed Consolidated Financial Statements included in Part II, Item 8 of this Form 10‑K for a reconciliation of segment revenues to consolidated revenues.

CONSOLIDATED OPERATING RESULTS

The following table sets forth, for the periods presented, selected historical consolidated statements of operations data. The information contained in the table below should be read in conjunction with “Critical Accounting Policies, Estimates and Assumptions,” “Liquidity and Capital Resources,” and “Contractual Obligations, Other Commitments and Off‑Balance Sheet Arrangements,” included in this Item 7, and “Quantitative and Qualitative Disclosures About Market Risk” and the consolidated financial statements and accompanying notes thereto included elsewhere in this Form 10‑K.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Revenues	$1,219,753	$640,513	$627,343
Operating expenses:
Cost of revenues	767,593	404,609	395,007
Sales and marketing	248,627	111,368	106,149
General and administrative	122,239	74,943	69,439
Amortization of intangible assets	61,481	11,769	22,916
Restructuring and other exit costs	6,065	220	166
Impairment of goodwill and intangible assets	85,000	—	—
Total operating expenses	1,291,005	602,909	593,677
Operating income/(loss)	(71,252)	37,604	33,666
Interest expense, net	(9,243)	(5,474)	(11,224)
Other income, net	686	330	332
Income/(loss) before income taxes	(79,809)	32,460	22,774
Provision/(benefit) for income taxes	(983)	9,630	10,272
Net income/(loss)	$(78,826)	$22,830	$12,502

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

We present certain results from our International segment on a constant currency basis. Constant currency information compares results between periods as if foreign currency exchange rates had remained constant period‑over‑period. Our International segment operates principally in the U.K. We calculate constant currency by applying the foreign currency exchange rate for the prior period to the local currency results for the current period. In addition, we have excluded intersegment revenues and expenses in the discussion below.

Consolidated Revenues

Consolidated revenues increased $579.2 million for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase in consolidated revenues was primarily due to $583.3 million of revenues associated with the addition of our Provide Commerce segment, a $3.1 million increase in revenues from our Consumer segment, and a $3.2 million increase in revenues from our Florist segment, partially offset by a $9.7 million decrease ($3.6 million increase in constant currency) in revenues from our International segment. Foreign currency exchange rates unfavorably impacted revenues by $13.2 million during the year ended December 31, 2015.

Consolidated Cost of Revenues

Consolidated cost of revenues increased $363.0 million for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase in consolidated cost of revenues was primarily due to $368.4 million of costs associated with the addition of our Provide Commerce segment and a $0.2 million increase in costs associated with our Florist segment, offset by a $7.7 million decrease (increase $1.4 in constant currency) in costs associated with our International segment and a $2.1 million decrease in costs associated with our Consumer segment. Foreign currency exchange rates had a $9.1 million favorable impact on cost of revenues for the year ended December 31, 2015. In addition, depreciation expense increased $4.5 million for the year ended December 31, 2015, compared to the year ended December 31, 2014. Consolidated cost of revenues, as a percentage of consolidated revenues, remained consistent at 63% for both the years ended December 31, 2015 and December 31, 2014.

Consolidated Sales and Marketing

Consolidated sales and marketing expenses increased $137.3 million for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase in consolidated sales and marketing expenses was primarily due to $136.0 million of sales and marketing expenses associated with the addition of our Provide Commerce segment and an increase of $3.0 million in sales and marketing expenses associated with our Florist segment. These increases were partially offset by decreases of $1.5 million (increase $0.1 million in constant currency) and $0.4 million in sales and marketing expenses associated with our International and Consumer segments, respectively. Foreign currency exchange rates had a $1.6 million favorable impact on sales and marketing expenses for the year ended December 31, 2015. Consolidated sales and marketing expenses, as a percentage of consolidated revenues, was 20% for the year ended December 31, 2015, compared to 17% for the year ended December 31, 2014.

Consolidated General and Administrative

Consolidated general and administrative expenses increased $47.3 million for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase in consolidated general and administrative expenses was primarily due to $37.2 million of general and administrative expenses associated with the addition of our Provide Commerce segment, excluding depreciation and transaction and integration‑related costs. In addition, for the year ended December 31, 2015, depreciation expense increased $9.3 million primarily due to assets acquired in the Acquisition. Further, personnel‑related costs, excluding those directly related to the Provide Commerce segment, increased $7.9 million, primarily due to increased stock‑based compensation. Partially offsetting these increases was a decrease in transaction and integration‑related costs of $5.7 million due to a majority of the transaction costs related to the Acquisition being recognized in the year ended December 31, 2014. In addition, litigation and dispute settlement charges (net of insurance recoveries) were $3.1 million lower for the year ended December 31, 2015, than the year ended December 31, 2014. Consolidated general and administrative expenses, as a percentage of consolidated revenues, was 10% for the year ended December 31, 2015, compared to 12% for the year ended December 31, 2014.

Amortization of Intangible Assets

Amortization of intangible assets increased $49.7 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to the intangible assets acquired in the Acquisition.

Restructuring and Other Exit Costs

During the year ended December 31, 2015, the Company incurred restructuring and other exit costs of $6.1 million, primarily related to the closure of the Provide Commerce developing businesses certain distribution and call center locations. During the year ended December 31, 2014, we incurred restructuring and other exit costs of $0.2 million, primarily related to the closure of various U.K. garden center concession stands.

Impairment of Goodwill and Intangible Assets

During the year ended December 31, 2015, the Company recognized a goodwill impairment charge of $85.0 million related to the Provide Commerce segment.

Interest Expense, Net

Interest expense increased $3.8 million for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increases were due to higher debt principal balances outstanding, associated with the incremental borrowing for the Acquisition, as well as higher interest rates and increased amortization of both the interest rate cap and deferred financing fees.

Provision for Income Taxes

During the year ended December 31, 2015, we recorded a tax benefit of $1.0 million on pre‑tax loss of $79.8 million, compared to a tax provision of $9.6 million on pre‑tax income of $32.5 million for the year ended December 31, 2014. During the year ended December 31, 2015, the impairment of goodwill is not tax deductible, and therefore, there is no tax benefit recorded on the charge. The decrease in the effective tax rate is primarily due to book losses in the U.S. resulting from the goodwill impairment and the amortization of the intangibles acquired in the Acquisition.

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

Consolidated Sales and Marketing

Consolidated sales and marketing expenses increased $5.2 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. Foreign currency exchange rates had a $1.1 million unfavorable impact on consolidated sales and marketing expenses for the year ended December 31, 2014. The increase was due to a $2.9 million increase in sales and marketing expenses in our Consumer segment, a $1.2 million increase ($0.1 million in constant currency) in sales and marketing expenses in our International segment, and a $0.6 million increase in stock‑based compensation expense, partially offset by a $0.1 million decrease ($0.5 million increase excluding intersegment transactions) in sales and marketing expenses in our Florist segment. Consolidated sales and marketing expenses, as a percentage of consolidated revenues, remained consistent at 17% for the year ended December 31, 2014, compared to December 31, 2013.

Consolidated General and Administrative

Consolidated general and administrative expenses increased $5.5 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. We incurred $12.4 million in transaction‑related costs associated with the Acquisition during the year ended December 31, 2014. Personnel‑related costs increased $5.0 million primarily due to increased headcount, stock‑based compensation, and other compensation costs. Costs related to professional services fees, insurance, technology‑related expenses, and facilities increased $3.5 million, and depreciation expense increased $0.8 million. Much of these increased costs are associated with the operations of the Company as a stand‑alone public company. In addition, litigation and dispute settlement charges increased $1.3 million, and legal expenses increased $1.2 million due to the repayment of previously awarded legal fees in the Marks and Spencer litigation. During the year ended December 31, 2013, legal expenses were reduced by $1.7 million related to such interim award for reimbursement of legal fees. Partially offsetting these increases was a decrease related to $13.4 million of costs incurred during the year ended December 31, 2013 associated with the Separation, including such costs that were allocated from United Online, and a further decrease of $5.3 million related to United Online direct and general corporate cost allocations incurred during the year ended December 31, 2013, while we were a wholly owned subsidiary of United Online. Consolidated general and administrative expenses, as a percentage of consolidated revenues, were 12% for the year ended December 31, 2014, compared to 11% for the year ended December 31, 2013.

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

Provision for Income Taxes

Our effective income tax rate was 30% for the year ended December 31, 2014, compared to 45% for the year ended December 31, 2013. The effective income tax rates were impacted by the reduction in the valuation allowance related to foreign tax credits during 2014 and the reduction in the U.K. statutory corporation tax rate during 2013, which were partially offset by the impact of non‑deductible costs related to the Acquisition in 2014 and the Separation in 2013.

BUSINESS SEGMENT OPERATING RESULTS

Prior to the Acquisition, the Company reported its business operations in three reportable segments: Consumer, Florist, and International. As a result of the Acquisition, the Company began reporting its business in four reportable segments: Consumer, Provide Commerce, Florist, and International. Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges or gains, transaction and integration‑related costs, restructuring and other exit costs, and impairment of goodwill and intangible assets. Stock‑based compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income, net.

The segment results included in MD&A are presented on a basis consistent with our internal management reporting. Segment information appearing in Note 3 – Segment Information to the Notes to Financial Statements in Part 8 of this Form 10-K is also presented on this basis.

CONSUMER SEGMENT

	Year Ended December 31,			% Change
	2015	2014	2013	2015 to 2014	2014 to 2013
	(in thousands, except for percentages and average order values)
Segment revenues	$321,614	$318,563	$321,724	1%	(1)%
Segment operating income	$36,975	$31,481	$35,151	17%	(10)%
Key metrics and other financial data:
Consumer orders	4,229	4,335	4,513	(2)%	(4)%
Average order value	$70.88	$69.30	$67.15	2%	3%
Segment operating margin	11%	10%	11%

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

Consumer Segment Revenues

Consumer segment revenues slightly increased $3.1 million, or 1%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. During the year ended December 31, 2015, the Company determined, based on a change in circumstances, that there is no longer a requirement to remit to relevant jurisdictions, under unclaimed property laws, the value of certain gift cards and vouchers which are not expected to be redeemed (“breakage”), and as a result, the Consumer segment recognized breakage revenue of $4.1 million during the third quarter of 2015. Breakage revenue recognized during the fourth quarter of 2015 was not significant. Segment revenues improved as average order value increased 2% primarily driven by consumers selecting higher value offerings, our sympathy business, which typically carries higher average order values, and other merchandising improvements. Revenue increases were partially offset by the consumer order volume decrease of 2%, primarily related to declines during the Valentine’s Day, Mother’s Day, and Christmas holiday periods. During the year ended December 31, 2015, as expected, the Saturday placement of the Valentine’s Day holiday had a negative impact on revenues.

Consumer Segment Operating Income

Consumer segment operating income increased $5.5 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, as revenue increased $3.1 million, as previously described, coupled with a $2.4 million decrease in operating expenses. Operating expenses were lower primarily due to decreases in cost of revenues of $2.1 million. The decrease in costs of revenues was driven by lower consumer orders as well as product and shipping cost savings. Further, segment operating income for the year ended December 31, 2015 improved due to the breakage adjustment recorded in the third quarter of 2015. The consumer segment operating margin increased to 11% for the year ended December 31, 2015, compared to 10% for the year ended December 31, 2014.

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

Consumer Segment Revenues

Consumer segment revenues decreased $3.2 million, or 1%, for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily driven by a 4% decrease in consumer order volume partially offset by a 3% increase in average order value. Consumer segment revenues declined year‑over‑year in the first two quarters of the year, which included the Valentine’s Day and Mother’s Day holidays. During these holiday periods consumer segment performance was impacted by heightened levels of competitive spending on media, online, and certain partner programs across the broader industry, which negatively impacted our business and caused these programs to become more expensive to secure and maintain. Consumer order volume was also negatively impacted by the Friday timing of the Valentine’s Day holiday.

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

PROVIDE COMMERCE SEGMENT

The results of operations for Provide Commerce for the years ended December 31, 2015 and 2014 are set forth below. The results from the year ended December 31, 2014 were derived from the unaudited pre‑Acquisition results of operations of Provide Commerce. These unaudited pre‑Acquisition results of operations of Provide Commerce have been included herein for informational purposes only and do not purport to be indicative of the results of future operations of the Provide Commerce segment or the results that would have actually been attained had the Acquisition been completed on or prior to January 1, 2014.

	Year Ended December 31,		% Change
	2015	2014	2015 to 2014
		(Unaudited)
		(Pre-Acquisition)
	(in thousands, except for percentages and average revenues per member)
Segment revenues	$583,326	$628,507	(7)%
Segment operating income	$41,802	$19,647	113%
Key metrics and other financial data:
Consumer orders	12,549	13,560	(7)%
Average order value	$46.02	$45.72	1%
Segment operating margin	7%	3%

Provide Commerce Segment Revenues

Provide Commerce segment revenues decreased $45.2 million, or 7%, for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily driven by a 7% decrease in consumer order volume partially offset by a 1% increase in average order value. The revenue decline primarily resulted from the ProFlowers business, which represented $50.0 million of the total decline. The Personal Creations business reported 10% growth for the year ended December 31, 2015, while the Gourmet Foods business reported fairly flat revenue in 2015 compared to 2014. The revenue declines for ProFlowers were primarily related to declines during the Valentine’s Day, Mother’s Day, and Christmas holiday periods. During the year ended December 31, 2015, the Saturday placement of the Valentine’s Day holiday had a negative impact on revenues.

Provide Commerce Segment Operating Income

Provide Commerce segment operating income increased $22.2 million, or 113%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. Revenues decreased $45.2 million which was more than offset by decreases in operating expenses of $67.3 million. The decrease in operating expenses was due primarily to reductions in product and shipping costs associated with the lower order volume, as well as planned reductions in marketing expenditures and personnel‑related costs, during the year ended December 31, 2015. Further, segment operating income benefitted significantly from decisions made during the first quarter of 2015 to close or restructure certain of the developing businesses, including Kalla and Gifts.com. Provide Commerce segment operating margin increased to 7% for the year ended December 31, 2015, compared to 3% for the year ended December 31, 2014.

FLORIST SEGMENT

	Year Ended December 31,			% Change
	2015	2014	2013	2015 to 2014	2014 to 2013
	(in thousands, except for percentages and average revenues per member)
Segment revenues	$165,782	$162,552	$163,145	2%	—%
Segment operating income	$47,162	$47,077	$47,078	—%	—%
Key metrics and other financial data:
Average revenues per member	$13,493	$12,504	$11,827	8%	6%
Segment operating margin	28%	29%	29%

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

Florist Segment Revenues

Florist segment revenues increased $3.2 million, or 2%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. Product revenues increased $3.2 million primarily due to an increase in sales of fresh flowers and technology systems. Services revenues were flat due to a $2.6 million decrease in subscription and other services revenues, offset by a $2.6 million increase in order‑related revenues. Average revenues per member increased 8% for the year ended December 31, 2015, compared to the year ended December 31, 2014.

Florist Segment Operating Income

Florist segment operating income increased $0.1 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, as the revenue increase of $3.2 million was largely offset by a $3.1 million increase in operating expenses. Cost of revenues increased $0.2 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily driven by the increase in sales of fresh flowers offset by declines in services revenues. In addition, sales and marketing expenses were $3.0 million higher, primarily due to $3.4 million of incremental costs associated with increased order-related revenues, which was partially offset by a $0.4 million reduction in personnel‑related costs. Florist segment operating margin decreased to 28% for year ended December 31, 2015, compared to 29% for the year ended December 31, 2014.

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

Florist Segment Revenues

Florist segment revenues decreased $0.6 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. Products revenues decreased $0.8 million primarily due to decreases in sales of floral‑related supplies and technology systems, partially offset by an increase in sales of fresh flowers. Services revenues increased $0.2 million primarily due to an increase in order‑related revenues of $1.3 million, partially offset by declines in subscription and other services revenues. Average revenues per member increased 6% to $12,504 for the year ended December 31, 2014, compared to $11,827 for the year ended December 31, 2013.

Florist Segment Operating Income

Florist segment operating income was flat for the year ended December 31, 2014, compared to the year ended December 31, 2013, as revenues decreased $0.6 million and operating expenses also decreased $0.6 million. Cost of revenues decreased $1.0 million, primarily driven by the reduction in product revenues. In addition, sales and marketing expenses decreased $0.1 million, as an increase of $0.9 million in marketing expenditures related to floral network orders was more than offset by a $1.0 million decrease in sales and marketing expenses primarily associated with personnel‑related costs. Partially offsetting these decreases in operating expenses were increases in information technology personnel‑related expenses. The Florist segment operating margin remained consistent at 29% for the year ended December 31, 2014, compared to the year ended December 31, 2013.

INTERNATIONAL SEGMENT

	Year Ended December 31,			% Change
	2015	2014	2013	2015 to 2014	2014 to 2013
	(in thousands, except for percentages, average order values and
	average currency exchange rates)
Segment revenues (in USD)	$168,135	$177,789	$161,389	(5)%	10%
Segment revenues (in GBP)	£110,243	£108,053	£103,215	2%	5%
Segment operating income (in USD)	$19,660	$19,817	$18,369	(1)%	8%
Key metrics and other financial data:
Consumer orders	2,694	2,718	2,662	(1)%	2%
Average order value (in USD)	$51.39	$54.48	$50.83	(6)%	7%
Average order value (in GBP)	£33.71	£33.12	£32.54	2%	2%
Segment operating margin	12%	11%	11%
Average currency exchange rate: GBP to USD	1.53	1.64	1.56

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

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

International Segment Revenues

International segment revenues decreased $9.7 million, or 5%, (increased $3.6 million, or 2%, in constant currency), for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase in revenues in constant currency was primarily due to an increase in average order value of 2%. In addition, revenues increased in Interflora’s florist business, driven by sales of wholesale products and increases in member fee revenues. Consumer order volume decreased 1%, primarily related to declines in the Valentine’s Day and U.K. Mother’s Day holiday periods, offset in part by overall growth in order volume outside of these holiday periods. During the year ended December 31, 2015, the Saturday placement of the Valentine’s Day holiday had a negative impact on revenues as expected.

International Segment Operating Income

International segment operating income decreased slightly by $0.2 million (increased $1.4 million, or 7%, in constant currency) for the year ended December 31, 2015, compared to the year ended December 31, 2014. Revenues decreased $9.7 million (increased $3.6 million in constant currency) which was offset in part by a decrease in operating expenses of $9.5 million (increased $2.2 million in constant currency). Cost of revenues decreased $7.7 million (increased $1.4 million in constant currency). In constant currency, the increase in cost of revenues related to an increase in average order value as well as costs associated with increased wholesale revenues. Sales and marketing expenses decreased $1.5 million (flat in constant currency) related to lower consumer order volume and closure of the U.K. garden center concession stands in 2014, partially offset by investments related to improving customer service and the customer experience. International segment operating margin increased to 12% for the year ended December 31, 2015, compared to 11% for the year ended December 31, 2014.

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

International Segment Revenues

International segment revenues increased $16.4 million, or 10% ($7.5 million, or 5%, in constant currency), for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase in revenues was primarily due to an increase of $12.7 million in consumer order revenues ($5.3 million in constant currency) associated with a 2% increase in order volume and a 2% increase in average order value (in constant currency). In addition, wholesale product sales increased $2.7 million ($2.5 million in constant currency) primarily related to incremental sales of fresh‑cut flowers.

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

UNALLOCATED EXPENSES

The Company incurs certain expenses which are not allocated to its four reportable segments.

	Year Ended December 31,			% Change
	2015	2014	2013	2015 to 2014	2014 to 2013
	(in thousands, except for percentages)
Unallocated expenses	$46,600	$39,012	$35,076	19%	11%

Unallocated expenses include various corporate costs, such as executive management, corporate finance, legal, and certain human resources costs. In addition, unallocated expenses include stock‑based compensation for all eligible Company employees, restructuring and other exit costs, transaction and integration‑related costs, and litigation and dispute settlement charges and gains. For the year ended December 31, 2013, unallocated expenses also included certain general corporate costs allocated from United Online prior to the Separation, as well as stock-based compensation for employees of United Online who provided services to the Company prior to the Separation.

Unallocated expenses increased $7.6 million for the year ended December 31, 2015, compared to the year ended December 31, 2014. During the year ended December 31, 2015, we incurred restructuring and other exit costs of

$6.1 million, primarily associated with the closure of certain Provide Commerce developing businesses and locations. In the year ended December 31, 2014 we incurred $0.2 million of restructuring costs. During the year ended December 31, 2015, personnel‑related costs increased $8.8 million, primarily due to stock‑based compensation increases of $5.6 million. In addition, costs related to audit and other professional fees and insurance increased $2.1 million. Partially offsetting these increases were decreases in transaction and integration‑related costs of $5.7 million and in litigation and dispute settlement charges (net of insurance recoveries) of $3.1 million in the year ended December 31, 2015, compared to the year ended December 31, 2014.

Unallocated expenses increased $3.9 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. During the year ended December 31, 2014, we incurred $12.4 million in transaction‑related costs associated with the Acquisition. In addition, personnel‑related costs increased $4.9 million, primarily due to increased stock‑based compensation. Costs related to professional services fees, insurance, and other fees increased $3.3 million. Much of these increased costs are associated with the operations of the Company as a stand‑alone public company. During the year ended December 31, 2014, litigation and dispute settlement charges increased $1.3 million, and legal expenses increased $0.3 million. Partially offsetting these increases was a decrease related to costs incurred during the year ended December 31, 2013 of $13.4 million associated with the Separation, including such costs that were allocated from United Online, and a further decrease of $4.8 million related to United Online direct and general corporate cost allocations incurred during the year ended December 31, 2013 while we were a wholly owned subsidiary of United Online.

LIQUIDITY AND CAPITAL RESOURCES

2013 Credit Agreement

On July 17, 2013, FTD Companies, Inc. entered into a credit agreement (the “2013 Credit Agreement”) with Interflora British Unit, certain wholly owned domestic subsidiaries of FTD Companies, Inc. party thereto as guarantors, the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of America, N.A., as the administrative agent for the lenders, which provided for a $350 million five‑year revolving credit facility. On July 17, 2013, FTD Companies, Inc. drew $220 million of the $350 million revolving credit facility and used this, together with approximately $19 million of its existing cash balance, to repay amounts outstanding under its previous credit facility in full and to pay fees and expenses related to the 2013 Credit Agreement.

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

The obligations under the Amended and Restated Credit Agreement are guaranteed by certain of FTD Companies, Inc.’s wholly owned domestic subsidiaries (together with FTD Companies, Inc., the “U.S. Loan Parties”). In addition, the obligations under the Amended and Restated Credit Agreement are secured by a lien on substantially all of the assets of the U.S. Loan Parties, including a pledge of all of the outstanding capital stock of certain direct subsidiaries of the U.S. Loan Parties (except with respect to foreign subsidiaries and certain domestic subsidiaries whose assets consist primarily of foreign subsidiary equity interests, in which case such pledge is limited to 66% of the outstanding capital stock).

The interest rates applicable to borrowings under the Amended and Restated Credit Agreement are based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to the Company’s net leverage ratio. In addition, the Company pays a commitment fee ranging from 0.20% per annum to 0.40% per annum on the unused portion of the revolving credit facility. The interest rates (based on LIBOR) at December 31, 2015 under the term loan and the revolving credit facility were 2.36% and 2.17%, respectively. The commitment fee rate at December 31, 2015 was 0.25%. The Amended and Restated Credit Agreement contains customary representations and warranties, events of default, affirmative covenants, and negative covenants, that, among other things, require the Company to maintain compliance with a maximum net leverage ratio and a minimum consolidated fixed charge coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, and asset sales, and the Company’s ability to incur additional debt and additional liens. The Company was in compliance with all covenants under the Amended and Restated Credit Agreement at December 31, 2015.

The term loan is subject to amortization payments of $5 million per quarter and customary mandatory prepayments under certain conditions. During the year ended December 31, 2015, the Company made scheduled payments of $20 million under the term loan and an additional net $20 million prepayment of the amounts outstanding under the revolving credit facility. The outstanding balance of the term loan and all amounts outstanding under the revolving credit facility are due upon maturity in September 2019.

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

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

Our total cash and cash equivalents balance decreased by $37.7 million to $57.9 million at December 31, 2015, compared to $95.6 million at December 31, 2014. Our summary cash flows for the periods presented were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$82,325	$47,384	$34,203
Net cash used for investing activities	$(28,190)	$(114,102)	$(10,767)
Net cash provided by/(used for) financing activities	$(90,692)	$114,901	$(42,559)

Net cash provided by operating activities increased by $34.9 million. Net cash provided by operating activities is driven by our net income adjusted for non‑cash items including, but not limited to, depreciation and amortization, deferred taxes, stock‑based compensation, impairment of goodwill and intangible assets, and changes in operating assets and liabilities. The change in net cash provided by operating activities was due to a $101.7 million decrease in net income and a $10.8 million change in operating assets and liabilities which was more than offset by an increase of $147.4 million in non‑cash items, primarily related to impairment of goodwill and intangible assets and depreciation and amortization. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing, and other factors.

Net cash used for investing activities decreased by $85.9 million. The decrease was primarily due to a $96.7 million decrease in cash paid for acquisitions, as the acquisition of Provide Commerce was completed in the year ended December 31, 2014. This decrease was somewhat offset by an increase in purchases of property and equipment. We currently anticipate that our total capital expenditures for 2016 will be approximately $20 million. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

Net cash used for financing activities was $90.7 million for the year ended December 31, 2015 as compared to net cash provided by financing activities of $114.9 million for the year ended December 31, 2014. The change in net cash used for/provided by financing activities was primarily due to net repayments of $40.0 million of outstanding amounts under the Amended and Restated Credit Agreement during the year ended December 31, 2015. In addition, we paid $50.0 million to repurchase 1.8 million shares of our common stock under the Repurchase Program, as described below, and $2.6 million related to withholding taxes on vested restricted stock units, during the year ended December 31, 2015. We withhold shares to cover withholding taxes on vested restricted stock units and pay these taxes in cash. Proceeds of $1.6 million were received from the sale of shares through our employee stock purchase plan. During the year ended December 31, 2014, under the Amended and Restated Credit Agreement, we entered into a term loan in an aggregate principal amount of $200 million, the proceeds of which were used to repay a portion of outstanding revolving loans. In addition, we borrowed $120 million under the Acquisition Advance, as provided for in the Amended and Restated Credit Agreement, to finance the cash portion of the Acquisition purchase price. During the year ended December 31, 2014, we paid $3.9 million of debt issuance costs associated with the Amended and Restated Credit Agreement as well as $2.4 million related to withholding taxes on vested restricted stock units.

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

On February 27, 2014, our board of directors authorized a common stock repurchase program (the “Repurchase Program”) that allows us to repurchase up to $50 million of FTD common stock from time to time over a two‑year period in both open market and privately negotiated transactions. No purchases were made under the Repurchase Program prior to 2015. As of December 31, 2015, the Company has repurchased 1.8 million shares under the Repurchase Program at an average cost per share of $27.31, fully utilizing the $50 million authorization.

On March 8, 2016, our board of directors authorized a new common stock repurchase program that allows us to repurchase up to $60 million of FTD common stock from time to time over a two‑year period in both open market and privately negotiated transactions. The objective of the repurchase program is to offset the dilutive effect on earnings per share from stock-based compensation and allow for opportunistic stock purchases to return capital to shareholders.

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

Net cash provided by operating activities increased by $13.2 million. Net cash provided by operating activities is driven by our net income adjusted for non‑cash items including, but not limited to, depreciation and amortization, stock‑based compensation, loss on extinguishment of debt, deferred taxes, and changes in working capital. The increase in net cash provided by operating activities was due to a $16.7 million favorable change in operating assets and liabilities and a $10.3 million increase in net income which was partially offset by a decrease of $13.8 million in non‑cash items. Our cash flow from operating activities was negatively impacted by $12.4 million of transaction‑related costs incurred in connection with the Acquisition. The change in operating assets and liabilities primarily relates to the timing of vendor and income tax payments. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing, and other factors.

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

CONTRACTUAL OBLIGATIONS, OTHER COMMITMENTS AND OFF‑BALANCE SHEET ARRANGEMENTS

Contractual Obligations

Contractual obligations at December 31, 2015 were as follows (in thousands):

			1 Year to	3 Years to	More
		Less than	Less than	Less than	than
	Total	1 Year	3 Years	5 Years	5 Years
Debt, including interest(a)	$336,146	$29,003	$58,245	$248,898	$—
Noncancelable operating leases	34,552	10,155	14,420	5,929	4,048
Purchase obligations	37,618	28,605	8,884	129	—
Deferred compensation plans	3,950	1,549	999	263	1,139
Other liabilities	911	251	254	203	203
Total	$413,177	$69,563	$82,802	$255,422	$5,390

(a)	Interest obligations were estimated using implied forward interest rates for 3‑month LIBOR based on quoted market rates from the U.S. dollar‑denominated interest‑rate swap curve.

At December 31, 2015, we had liabilities for uncertain tax positions totaling $0.5 million, none of which is included in the table above, as we are not able to reasonably estimate when or if cash payments for long‑term liabilities related to uncertain tax positions will occur.

We had $2.6 million of commitments under letters of credit at December 31, 2015 which were scheduled to expire within one year. Standby letters of credit are maintained by FTD to secure credit card processing activity and additional letters of credit are maintained related to inventory purchases, insurance policies and lease obligations.

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

Off‑Balance Sheet Arrangements

At December 31, 2015, we did not have any off‑balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S‑K promulgated by the SEC, that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND ASSUMPTIONS

General

Our discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make accounting policy elections, estimates and assumptions that affect a number of reported amounts and related disclosures in the consolidated financial statements. Actual results could differ from those estimates and assumptions. Management believes that the following accounting policies, and estimates and assumptions made by management thereunder, are the most critical to aid in fully understanding and evaluating our reported financial results. These estimates and assumptions require management’s most difficult, subjective or complex judgment and may be based on matters the effects of which are inherently uncertain.

Revenue Recognition

We apply the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered and no significant company obligations remain, the fee is fixed or determinable, and collectability is reasonably assured. Revenues exclude sales taxes.

Products revenues, less discounts and refunds, and the related cost of revenues are recognized when products are delivered to the customers. Shipping and service fees charged to customers are recognized at the time the related products revenues are recognized and are included in products revenues. Shipping and delivery costs are included in cost of revenues. Our consumer businesses generally recognize revenues on a gross basis because we bear the risks and rewards associated with the revenue‑generating activities by (i) acting as a principal in the transaction; (ii) establishing prices; (iii) being responsible for fulfillment of the order by the floral network members and third‑party suppliers; (iv) taking the risk of loss for collection, delivery and returns; and (v) marketing the products and services.

Services revenues related to orders sent through the floral network are variable based on either the number of orders or on the value of orders and are recognized in the period in which the orders are delivered. Membership and other subscription‑based fees are recognized monthly as earned, on a month‑to‑month basis.

Probability of collection is assessed based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If it is determined that collectability is not reasonably assured, revenues are not recognized until collectability becomes reasonably assured, which is generally upon receipt of cash.

Acquisitions

We allocate the purchase price of acquired businesses to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The estimates used to determine the fair value of long‑lived assets, such as intangible assets, can be complex and require significant judgments. We use information available to us to make fair value determinations and engage independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired long‑lived assets. While we use our best estimates and assumptions as a part of the purchase price allocation process, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. We are also required to estimate the useful lives of intangible assets to determine the amount of acquisition‑related intangible asset amortization expense to record in future periods. We periodically review the estimated useful lives assigned to our intangible assets to determine whether such estimated useful lives continue to be appropriate.

Goodwill and Indefinite‑Lived Intangible Assets

Goodwill is tested for impairment at the reporting unit level. A reporting unit is a business or a group of businesses for which discrete financial information is available and is regularly reviewed by management. An operating segment is made up of one or more reporting units. Until the Acquisition, the Company reported its business operations in three operating and reportable segments: Consumer, Florist, and International. As a result of the Acquisition, the Company's operating and reportable segments changed to include a fourth segment, Provide Commerce. Each of the Consumer, Florist, and International segments is a reporting unit. The Provide Commerce segment is comprised of two reporting units, ProFlowers/Gourmet Foods and Personal Creations. ProFlowers and Gourmet Foods businesses have similar margins and also share operations and business team structure, among other similarities. Therefore these businesses meet the aggregation criteria, and as such, we have aggregated these two businesses into one reporting unit. We performed our annual goodwill impairment assessment for these five reporting units. We elected to perform the two-step quantitative impairment test.

Goodwill represents the excess of the purchase price of an acquired entity over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Indefinite-lived intangible assets acquired in a business combination are initially recorded at management’s estimate of their fair value. We account for goodwill and indefinite-lived intangible assets in accordance with ASC 350, Intangibles, Goodwill and Other. Goodwill and indefinite-lived intangible assets are not subject to amortization but are reviewed for impairment in the fourth quarter of each year, or more frequently if events or circumstances change that would indicate it is more likely than not that the goodwill and/or indefinite-lived intangible assets might be impaired. Testing goodwill and indefinite-lived intangible assets for impairment involves comparing the fair value of the reporting unit or intangible asset to its carrying value. If the carrying amount of a reporting unit exceeds its fair value, the fair value of the net assets of the reporting unit excluding goodwill is compared to the net assets including goodwill.  If the carrying amount of the goodwill or intangible asset exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess.

In calculating the fair value of the reporting units, we used a combination of the market approach and the income approach valuation methodologies. The income approach was used primarily, as we believe that a discounted cash flow approach is the most reliable indicator of the fair values of the businesses. Under the market approach we used the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar companies based on business description, revenue size, markets served and profitability. The key assumptions used in the income approach discounted cash flow valuation model included discount rates, growth rates, cash flow projections, and terminal growth rates. The discount rate utilized is indicative of the return an investor would expect to receive for investing in a similar business. Considering industry and company specific historical data and internal forecasts and projections, management developed growth rates and cash flow projections for each reporting unit. In determining the terminal growth rates, we considered GDP growth, consumer price inflation and the long term growth prospects of each reporting unit. The discount rate, growth rates, royalty rates, cash flow projections and terminal growth rates are also significant estimates used in the determination of the fair value of the indefinite-lived intangible assets.

The determination of whether or not goodwill and/or indefinite-lived intangible assets are impaired involves a significant level of judgment and estimates in the assumptions underlying the approaches used to determine the fair values of our reporting units and indefinite-lived intangible assets. We believe our analysis included sufficient tolerance for sensitivity in key assumptions. We believe the assumptions and rates used in our impairment assessments are reasonable, but they are judgmental, and variations in any assumptions could result in materially different calculations of fair value. Factors that have the potential to create variances in the estimated fair value of the reporting units include, but are not limited to, fluctuations in (1) forecasted order volumes and average order values, which can be driven by multiple external factors affecting demand, including macroeconomic factors, competitive dynamics, and changes in consumer preferences; (2) marketing costs to generate orders; (3) product and fulfillment costs; (4) operational efficiency; and (5) equity valuations of peer companies.

During the year ended December 31, 2015, all reporting units other than the ProFlowers/Gourmet Foods reporting unit, which is a part of the Provide Commerce segment, passed the first step of the annual impairment test.

Therefore, their goodwill was determined not to be impaired. The ProFlowers/Gourmet Foods reporting unit failed the first step of the annual impairment test and, based on the second step of the assessment, the Company recorded a goodwill impairment charge of $85.0 million related to that reporting unit. Refer to Note 6—“ Goodwill, Intangible Assets, and Other Long-Lived Assets” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10‑K for more information.

Certain key assumptions used in determining the fair value for the Company’s reporting units were as follows:

	Discount Rates	Terminal Growth Rates
Consumer	10.0%	2.5%
Florist	9.0%	1.0%
International	11.0%	3.5%
ProFlowers/Gourmet Foods	11.5%	2.5%
Personal Creations	11.5%	2.5%

We elected to perform the one-step quantitative impairment test for our indefinite-lived intangible assets under ASC 350. Under the one-step quantitative impairment test, the fair values of indefinite-lived intangible assets are compared to their respective carrying amounts and, if the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to the excess. The annual quantitative indefinite-lived intangible assets impairment test resulted in the determination that the fair values of the indefinite-lived intangible assets exceeded their carrying amounts. Accordingly, we did not record any impairment charges related to our indefinite-lived intangible assets in the year ended December 31, 2015. Certain key assumptions used in determining the fair value of the indefinite-lived intangible assets were discount rates of 10% to 11% and average royalty rates of 2.5% to 3.5%.

Finite‑Lived Intangible Assets and Other Long‑Lived Assets

We account for finite‑lived intangible assets and other long‑lived assets in accordance with ASC 360, Property, Plant and Equipment. Intangible assets acquired in a business combination are initially recorded at management’s estimate of their fair values. We evaluate the recoverability of identifiable intangible assets and other long‑lived assets, other than indefinite‑lived intangible assets, for impairment when events occur or circumstances change that would indicate that the carrying amount of an asset may not be recoverable. Events or circumstances that may indicate that an asset is impaired include, but are not limited to, significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future operating results, a change in the extent or manner in which an asset is used, shifts in technology, significant negative industry or economic trends, changes in our operating model or strategy, and competitive forces. In determining if an impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets’ carrying amounts and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amounts of the assets exceed the respective fair values of the assets. Finite‑lived intangible assets are amortized on a straight‑line basis over their estimated useful lives, ranging from two to fifteen years. Our identifiable intangible assets were acquired primarily in connection with business combinations.

The process of evaluating the potential impairment of long‑lived intangible assets is subjective and requires significant judgment on matters such as, but not limited to, the asset group to be tested for recoverability. We are also required to make estimates that may significantly impact the outcome of the analyses. Such estimates include, but are not limited to, future operating performance and cash flows, cost of capital, terminal values, and remaining economic lives of assets.

As a result of the impairment of the ProFlowers/Gourmet Foods’ goodwill, we assessed if there was any impairment of intangible or other long-term assets within the ProFlowers/Gourmet Foods’ reporting unit and concluded that such assets were not impaired.

Income Taxes

Through October 31, 2013, the Company was included in the consolidated federal income tax return of United Online, as well as certain state tax returns where United Online filed on a combined basis. The Company applies the provisions of ASC 740, Income Taxes (“ASC 740”), and computed the provision for income taxes and calculated the deferred tax balances for all periods presented on a separate return basis. Under ASC 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation allowance to reduce our deferred tax assets to the amount that is more‑likely‑than‑not to be realized. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction‑by‑jurisdiction basis. In accordance with ASC 740, we recognize, in our consolidated financial statements, the impact of our tax positions that are more‑likely‑than‑not to be sustained upon examination based on the technical merits of the positions. We recognize interest and penalties for uncertain tax positions in income tax expense.

In connection with the Separation, the Company and United Online entered into a Tax Sharing Agreement, which became effective on November 1, 2013. Under this agreement, we are generally responsible for the payment of all income and non‑income taxes attributable to our operations, and the operations of our direct and indirect subsidiaries.

Legal Contingencies

We are currently involved in certain legal proceedings and investigations. The Company records a liability when it believes that it is both probable that a loss has been incurred, and the amount of loss can be reasonably estimated. The Company evaluates at least quarterly, developments in its legal matters that could affect the assessment of the probability of loss or the amount of liability, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate, (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. We continually assess the potential liability related to such pending matters. Legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company’s business, financial condition, results of operations, or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013‑11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, as codified in ASC 740. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU were effective for the Company beginning January 1, 2015. The amendments were applied prospectively to all unrecognized tax benefits that existed at the effective date. This update did not have a material impact on our consolidated financial statements.

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

In April 2015, FASB issued ASU No. 2015-03, Interest—Imputation of Interest, which simplifies the presentation of debt issuance costs by requiring debt issuance costs related to a debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. Additionally in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. The amendments in these ASUs will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2015. The amendments should be applied on a retrospective basis. We expect that these updates will reduce both other assets and the outstanding debt balance by approximately $2.9 million and $3.7 million at December 31, 2015 and December 31, 2014, respectively.

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

In September 2015, FASB issued ASU No. 2015-16, Business Combinations —Simplifying the Accounting for Measurement-Period Adjustments. This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. The amendments must be applied prospectively and early adoption is permitted. In 2015, we adopted the amendments in this update, which did not have a material impact on our consolidated financial statements.

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This update requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. The amendments must be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented and early adoption is permitted. The Company adopted this guidance as of December 31, 2015 and has applied the provisions retrospectively to all periods presented. This update resulted in an adjustment which reduced both current assets and deferred tax liabilities, net by $14.8 million and $17.2 million at December 31, 2015 and December 31, 2014, respectively.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2017. The amendments must be applied prospectively and early adoption is permitted for certain measurement enhancements within this amendment, early adoption is not permitted for other aspects updated in this amendment. The Company is currently assessing the impact of this update on its consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases. This update requires the recognition of certain lease assets and lease liabilities on the balance sheet as well as the disclosure of key information about leasing arrangements. The amendments in this ASU require the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients which may be elected by the Company. The amendments in this ASU will be effective for the Company for fiscal years, and the interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from transactions in the normal course of business; principally risk associated with interest rate and foreign currency exchange rate fluctuations.

Interest Rate Risk

We are exposed to interest rate risk on our cash and cash equivalents and the outstanding balance under the Amended and Restated Credit Agreement. The interest rates applicable to borrowings under the Amended and Restated Credit Agreement are based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to the Company’s net leverage ratio. In March 2012, the Company entered into forward starting interest rate cap instruments based on 3‑month LIBOR that are effective from January 2015 to June 2018 and have aggregated notional values totaling $130 million. The interest rate cap instruments are designated as cash flow hedges to hedge against expected future cash flows attributable to future 3‑month LIBOR interest payments on a portion of the outstanding borrowings under the Amended and Restated Credit Agreement. The gains or losses on the instruments are reported in other comprehensive income to the extent that they are effective and will be reclassified into earnings when the expected future cash flows, beginning in January 2015 through June 2018 and attributable to future 3‑month LIBOR interest payments, are recognized in earnings. A 100 basis point increase in LIBOR rates would result in an estimated annual increase in our interest expense related to the outstanding debt under the Amended and Restated Credit Agreement of approximately $3.0 million.

While we do not currently maintain any short‑term investments, we still maintain deposits, which are classified as cash equivalents. Therefore, our interest income is sensitive to changes in the general level of U.S. and certain foreign interest rates.

Foreign Currency Exchange Risk

We transact business in foreign currencies, and we are exposed to risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound (“GBP”), the Euro (“EUR”), the Canadian Dollar (“CAD”), the Indian Rupee (“INR”), and the Colombian Peso (“COL”) which may result in gains or losses being reported in our results of operations. Volatilities in GBP, EUR, CAD, INR, COL and other relevant foreign currencies are monitored by us throughout the year. We face two primary risks related to foreign currency exchange rates—translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. Dollars using period‑end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the consolidated balance sheets. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against other currencies. Substantially all of the revenues of our foreign subsidiaries are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar‑reported revenues and expenses depending on the exchange rate used to translate these revenues and expenses. Therefore, changes in foreign currency exchange rates may negatively affect our consolidated revenues and net income. A 10% adverse change in overall foreign currency exchange rates over an entire year would not have a material impact on estimated annual revenues or estimated annual income before income taxes. These estimates assume an adverse shift in all foreign currency exchange rates against the U.S. Dollar, which do not always move in the same direction or in the same degrees, and actual results may differ materially. Net foreign currency transaction gains or losses arising from transactions denominated in currencies other than the local functional currency are included in other income, net, in the consolidated statements of operations.

At times, we utilize forward foreign currency exchange contracts to protect the value of our net investments in certain foreign subsidiaries denominated in currencies other than the U.S. Dollar. These contracts are designated as hedges of net investments in foreign entities. At December 31, 2015, we had no forward foreign currency exchange contracts outstanding.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Supplemental Schedule on page F‑1.

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

Changes in Internal Control over Financial Reporting

We acquired Provide Commerce on December 31, 2014. In conjunction with the audit of the December 31, 2013 financial statements, material weaknesses related to: the technical accounting competency of the accounting department; the adequacy of staffing and qualifications of the accounting department; and ineffective general information technology controls were identified by Provide Commerce’s external auditor.

In fiscal year 2015, the Company implemented internal controls to address the weaknesses in the competency and staffing of the accounting department as well as the general information technology controls. We concluded that no material weaknesses exist as of December 31, 2015. Except for the items described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on the 2013 framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on our evaluation under this framework, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

Deloitte & Touche LLP, an independent registered public accounting firm, which audited our consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing in Item 8 of this Form 10-K.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is included under the following captions in our definitive proxy statement relating to our 2016 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015 and is incorporated herein by reference: “Matters to Be Considered at Annual Meeting—Proposal One: Election of Directors,” “Executive Compensation and Other Information—Executive Officers,” and “Executive Compensation and Other Information—Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is included under the following captions in our definitive proxy statement relating to our 2016 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015 and is incorporated herein by reference: “Compensation Discussion and Analysis,” “Executive Compensation and Other Information,” “Matters to be Considered at Annual Meeting—Proposal One: Election of Directors—Director Compensation,” and “Matters to Be Considered at Annual Meeting—Proposal One: Election of Directors—Compensation Committee Interlocks and Insider Participation.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is included under the following captions in our definitive proxy statement relating to our 2016 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015 and is incorporated herein by reference: “Equity Compensation Plan Information” and “Ownership of Securities.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is included under the following captions in our definitive proxy statement relating to our 2016 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015 and is incorporated herein by reference: “Related‑Party Transactions,” “Matters to Be Considered at Annual Meeting—Proposal One: Election of Directors—Board Independence” and “Matters to Be Considered at Annual Meeting—Proposal One: Election of Directors—Board Committees and Meetings.”

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is included under the caption “Matters to Be Considered at Annual Meeting—Proposal Two: Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement relating to our 2016 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015 and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.	Consolidated Financial Statements:

2.	Financial Statement Schedule:

Page
Schedule II—Valuation and Qualifying Accounts	F-49

All other schedules have been omitted because the information required to be set forth therein is not applicable, not required or is shown in the consolidated financial statements or notes related thereto.

3.	Exhibits:
(b)	Exhibits

See the Exhibit Index following the signature page to this Annual Report on Form 10‑K for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

The agreements included as exhibits to this Annual Report on Form 10‑K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•	may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement;
•	may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws; and
•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.

The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Annual Report on Form 10‑K not misleading.

Additional information about the Company may be found elsewhere in this Annual Report on Form 10‑K and in the Company’s other public filings, which are available without charge through the SEC’s website at www.sec.gov.

(c)Financial Statement Schedules

The financial statement schedules required by Regulation S‑X and Item 8 of this Annual Report on Form 10‑K are listed in Item 15(a)(2) of this Annual Report on Form 10‑K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2016		FTD Companies, Inc. (Registrant)

	By:	/s/ Robert S. Apatoff
Robert S. Apatoff
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert S. Apatoff and Scott D. Levin, as his or her attorneys‑in‑fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendment to this Annual Report on Form 10‑K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys‑in‑fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Robert S. Apatoff Robert S. Apatoff	President, Chief Executive Officer and Director (Principal Executive Officer and Director)	March 10, 2016

/s/ Becky A. Sheehan Becky A. Sheehan	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2016

/s/ Robert Berglass Robert Berglass	Chairman of the Board, Director	March 10, 2016

/s/ James T. Armstrong James T. Armstrong	Director	March 10, 2016

/s/ Tracey Belcourt Tracey Belcourt	Director	March 10, 2016

/s/ Candace Duncan Candace Duncan	Director	March 10, 2016

/s/ Sue Ann Hamilton Sue Ann Hamilton	Director	March 10, 2016

/s/ Joseph W. Harch Joseph W. Harch	Director	March 10, 2016

/s/ Dennis holt Dennis Holt	Director	March 10, 2016

/s/ Robin S. Pringle Robin S. Pringle	Director	March 10, 2016

/s/ Christopher W. Shean Christopher W. Shean	Director	March 10, 2016

/s/ Michael J. Silverstein Michael J. Silverstein	Director	March 10, 2016

EXHIBIT INDEX

The agreements included as exhibits to this Annual Report on Form 10‑K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•	may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement;
•	may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws; and
•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.

The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Annual Report on Form 10‑K not misleading.

Additional information about the Company may be found elsewhere in this Annual Report on Form 10‑K and in the Company’s other public filings, which are available without charge through the SEC’s website at www.sec.gov.

			Incorporated by Reference to
No.	Exhibit Description	Filed with this Form 10‑K	Form	File No.	Date Filed	Exhibit Number (if different)
2.1	Separation and Distribution Agreement by and Between United Online, Inc. and FTD Companies, Inc.		10‑Q	001‑35901	11/6/2013
2.2	Stock Purchase Agreement, by and among FTD Companies, Inc., Liberty Interactive Corporation and Provide Commerce, Inc., dated July 30, 2014*		8‑K/A	001‑35901	7/31/2014	2.1
3.1	Amended and Restated Certificate of Incorporation of FTD Companies, Inc.		10‑Q	001‑35901	11/6/2013
3.2	Second Amended and Restated Bylaws of FTD Companies, Inc.		10‑Q	001‑35901	11/6/2013
4.1	Investor Rights Agreement, by and between Liberty Interactive Corporation and FTD Companies, Inc., dated December 31, 2014		8‑K	001‑35901	12/31/2014	10.1
10.1	Employee Matters Agreement by and between United Online, Inc. and FTD Companies, Inc.		10‑Q	001‑35901	11/6/2013	10.2
10.2	Tax Sharing Agreement by and between United Online Inc. and FTD Companies, Inc.		10‑Q	001‑35901	11/6/2013	10.3
10.3	FTD Companies, Inc. Amended and Restated 2013 Incentive Compensation Plan**		8‑K	001‑35901	11/13/2013	10.1
10.4	Form of Restricted Stock Unit Issuance Agreement for Officers With Employment Agreements**		8‑K	001‑35901	11/13/2013	10.3
10.5	Form of Option Agreement for Officers With Employment Agreements**		8‑K	001‑35901	11/13/2013	10.4

			Incorporated by Reference to
No.	Exhibit Description	Filed with this Form 10‑K	Form	File No.	Date Filed	Exhibit Number (if different)
10.6	Form of Restricted Stock Unit Issuance Agreement for Non‑Employee Directors (Initial Grant)**		8‑K	001‑35901	11/13/2013	10.5
10.7	Form of Restricted Stock Unit Issuance Agreement for Non‑Employee Directors (Annual Grant)**		8‑K	001‑35901	11/13/2013	10.6
10.8	Service Agreement by and between Interflora Holdings Limited and Rhys J. Hughes, as amended**		10/A	001‑35901	9/9/2013	10.8
10.9	FTD Companies, Inc. 2014 Management Bonus Plan**		10‑Q	001‑35901	5/9/2014	10.1
10.10

First Amendment to Credit Agreement, dated as of September 19, 2014, among FTD Companies, Inc., Interflora British Unit, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent for the lenders (including as Annex A thereto the amendment and restatement of the Credit Agreement, dated as of July 17, 2013, by and among FTD Companies, Inc., Interflora British Unit, the material wholly owned domestic subsidiaries of FTD Companies, Inc. party thereto as guarantors, the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of America, N.A., as administrative agent for the lenders)

			8‑K	001‑35901	9/23/2014	10.1
10.11	Employment Agreement by and between FTD Companies, Inc. and Robert S. Apatoff**		10‑Q	001‑35901	11/13/2014	10.1
10.12	Employment Agreement by and between FTD Companies, Inc. and Becky A. Sheehan**		10‑Q	001‑35901	11/13/2014	10.2
10.13	Employment Agreement by and between FTD Companies, Inc. and Scott D. Levin**		10‑Q	001‑35901	11/13/2014	10.3
10.14	FTD Companies, Inc. 2015 Management Bonus Plan**		10‑Q	001‑35901	5/8/2015	10.1
10.15	FTD Companies, Inc. Amended and Restated 2013 Incentive Compensation Plan (amended and restated as of June 9, 2015)**		DEF-14A	001‑35901	4/28/2015	Exhibit A
10.16	FTD Companies, Inc. 2015 Employee Stock Purchase Plan**		DEF-14A	001‑35901	4/28/2015	Exhibit B
10.17	Amendment to Service Agreement between Liberty Interactive Corporation and Provide Commerce, Inc.		10‑Q	001‑35901	5/8/2015	10.2
10.18	Purchase and Sale Agreement dated as of April 30, 2015 by and between Provide Creations, Inc. and Provide Gifts, Inc.		10‑Q	001‑35901	5/8/2015	10.3
10.19	Amendment No. 1 to Separation and Distribution Agreement by and between United Online, Inc. and FTD Companies, Inc.		10‑Q	001‑35901	8/6/2015	10.3
10.20	Form of Restricted Stock Unit Issuance Agreement for Non‑Employee Directors (Annual Grant) **		10‑Q	001‑35901	8/6/2015	10.4
10.21	Form of Option Agreement for Officers with Employment Agreements**		10‑Q	001‑35901	11/6/2015	10.1
10.22	Form of Option Agreement for Domestic Employees**		10‑Q	001‑35901	11/6/2015	10.2

10.23	Form of Option Agreement for UK and Canadian Employees**	10‑Q	001‑35901	11/6/2015	10.3

Incorporated by Reference to
No.	Exhibit Description	Filed with this Form 10‑K	Form	File No.	Date Filed	Exhibit Number (if different)
10.24	Form of Restricted Stock Unit Issuance Agreement for Officers with Employment Agreements**	X
10.25	Employment Agreement by and between Florists’ Transworld Delivery, Inc. and Tom D. Moeller**	X
10.26	Amendment to Employment Agreement by and between Florists’ Transworld Delivery, Inc. and Tom D. Moeller**	X
10.27	Employment Agreement by and between FTD Companies, Inc. and Anne G. Saunders**	X
21.1	List of Subsidiaries of FTD Companies, Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm	X
23.2	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X

*            Schedules and other similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S‑K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and other similar attachments upon request by the Securities and Exchange Commission, provided that the registrant may request confidential treatment for any schedule or other similar attachment so furnished.

**          Management contract or compensatory plan or arrangement.

FTD COMPANIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FTD Companies, Inc.

Downers Grove, Illinois

We have audited the accompanying consolidated balance sheets of FTD Companies, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2015. Our audits also included the financial statement schedule for the years ended December 31, 2015 and 2014 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FTD Companies, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended December 31, 2015 and 2014, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

March 10, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FTD Companies, Inc.

Downers Grove, Illinois

We have audited the internal control over financial reporting of FTD Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated March 10, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

March 10, 2016

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders

of FTD Companies, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the results of operations and cash flows of FTD Companies, Inc. and its subsidiaries for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2013 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

March 10, 2014

FTD COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$57,892	$95,595
Accounts receivable, net of allowances of $4,802 and $8,991 at December 31, 2015 and December 31, 2014, respectively	28,177	32,753
Inventories	25,611	28,342
Income taxes receivable	5,450	—
Prepaid expenses and other current assets	15,767	17,816
Total current assets	132,897	174,506
Property and equipment, net	64,753	63,607
Intangible assets, net	340,559	435,653
Goodwill	561,656	632,212
Other assets	26,917	29,402
Total assets	$1,126,782	$1,335,380
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,448	$70,301
Accrued liabilities	54,087	62,555
Accrued compensation	21,193	28,728
Deferred revenue	5,421	10,185
Income taxes payable	840	6,042
Current portion of long-term debt	20,000	20,000
Total current liabilities	183,989	197,811
Long-term debt	280,000	320,000
Deferred tax liabilities, net	112,769	132,601
Other liabilities	8,798	19,755
Total liabilities	585,556	670,167
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, 5,000,000 shares, par value $0.0001, authorized; no shares issued and outstanding	—	—
Common stock, 60,000,000 shares, par value $0.0001, authorized; 29,427,365 and 29,193,037 shares issued at December 31, 2015 and December 31, 2014, respectively	3	3
Treasury stock, 1,830,897 and no shares at December 31, 2015 and December 31, 2014, respectively	(50,000)	—
Additional paid-in capital	678,558	666,338
Retained earnings/(accumulated deficit)	(52,119)	26,707
Accumulated other comprehensive loss	(35,216)	(27,835)
Total stockholders’ equity	541,226	665,213
Total liabilities and stockholders’ equity	$1,126,782	$1,335,380

The accompanying notes are an integral part of these consolidated financial statements.

FTD COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Products	$1,082,637	$502,615	$490,776
Services	137,116	137,898	136,567
Total revenues	1,219,753	640,513	627,343
Operating expenses:
Cost of revenues—products	748,020	384,382	375,565
Cost of revenues—services	19,573	20,227	19,442
Sales and marketing	248,627	111,368	106,149
General and administrative	122,239	74,943	69,439
Amortization of intangible assets	61,481	11,769	22,916
Restructuring and other exit costs	6,065	220	166
Impairment of goodwill and intangible assets	85,000	—	—
Total operating expenses	1,291,005	602,909	593,677
Operating income/(loss)	(71,252)	37,604	33,666
Interest income	472	589	638
Interest expense	(9,715)	(6,063)	(11,862)
Other income, net	686	330	332
Income/(loss) before income taxes	(79,809)	32,460	22,774
Provision/(benefit) for income taxes	(983)	9,630	10,272
Net income/(loss)	$(78,826)	$22,830	$12,502
Earnings/(loss) per common share
Basic earnings/(loss) per share	$(2.74)	$1.18	$0.67
Diluted earnings/(loss) per share	$(2.74)	$1.17	$0.67

The accompanying notes are an integral part of these consolidated financial statements.

FTD COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income/(loss)	$(78,826)	$22,830	$12,502
Other comprehensive income/(loss) :
Foreign currency translation	(7,490)	(9,075)	7,653
Cash flow hedges:
Changes in net gains/(losses) on derivatives, net of tax of $68, $(341), and $212 for the years ended December 31, 2015, 2014, and 2013, respectively	109	(533)	332
Other hedges:
Changes in net gains on derivatives, net of tax of $39 for the year ended December 31, 2013	—	—	62
Other comprehensive income/(loss)	(7,381)	(9,608)	8,047
Comprehensive income/(loss)	$(86,207)	$13,222	$20,549

The accompanying notes are an integral part of these consolidated financial statements.

FTD COMPANIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

							Accumulated	Retained
					Additional	Parent	Other	Earnings/	Total
	Common Stock		Treasury Stock		Paid-In	Company	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Investment	Loss	Deficit)	Equity
Balance at December 31, 2012	10	$—	—	$—	$—	$303,572	$(26,274)	$—	$277,298
Net Income	—	—	—	—	—	8,625	—	3,877	12,502
Net decrease in parent company investment	—	—	—	—	—	(13,225)	—	—	(13,225)
Other comprehensive income	—	—	—	—	—	—	8,047	—	8,047
Consummation of Separation transaction on November 1, 2013	18,574	2	—	—	298,970	(298,972)	—	—	—
Stock-based compensation	—	—	—	—	973	—	—	—	973
Tax benefits from equity awards	—	—	—	—	178	—	—	—	178
Vesting of restricted stock units	45	—	—	—	—	—	—	—	—
Repurchases of common stock	—	—	—	—	(42)	—	—	—	(42)
Exercise of stock options	200	—	—	—	4,791	—	—	—	4,791
Balance at December 31, 2013	18,829	$2	—	$—	$304,870	$—	$(18,227)	$3,877	$290,522
Net Income	—	—	—	—	—	—	—	22,830	22,830
Other comprehensive loss	—	—	—	—	—	—	(9,608)	—	(9,608)
Stock-based compensation	—	—	—	—	7,351	—	—	—	7,351
Tax benefits from equity awards	—	—	—	—	468	—	—	—	468
Vesting of restricted stock units	132	—	—	—	—	—	—	—	—
Repurchases of common stock	—	—	—	—	(2,373)	—	—	—	(2,373)
Purchases from employee stock plans	29	—	—	—	754	—	—	—	754
Issuance of common stock in connection with acquisition of Provide Commerce, Inc.	10,203	1	—	—	355,268	—	—	—	355,269
Balance at December 31, 2014	29,193	$3	—	$—	$666,338	$—	$(27,835)	$26,707	$665,213
Net Loss	—	—	—	—	—	—	—	(78,826)	(78,826)
Other comprehensive loss	—	—	—	—	—	—	(7,381)	—	(7,381)
Stock-based compensation	—	—	—	—	12,912	—	—	—	12,912
Tax benefits from equity awards	—	—	—	—	269	—	—	—	269
Vesting of restricted stock units and related repurchases of common stock	162	—	—	—	(2,605)	—	—	—	(2,605)
Repurchases of common stock	—	—	(1,831)	(50,000)	—	—	—	—	(50,000)
Issuance of common stock through employee stock purchase plan	72	—	—	—	1,637	—	—	—	1,637
Exercise of stock options	—	—	—	—	7	—	—	—	7
Balance at December 31, 2015	29,427	$3	(1,831)	$(50,000)	$678,558	$—	$(35,216)	$(52,119)	$541,226

The accompanying notes are an integral part of these consolidated financial statements.

FTD COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income/(loss)	$(78,826)	$22,830	$12,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,251	21,759	31,856
Impairment of goodwill and intangible assets	85,000	—	—
Stock-based compensation	12,912	7,351	4,837
Provision for doubtful accounts receivable	1,690	1,721	1,548
Accretion of discounts and amortization of deferred financing and debt issue costs	1,360	938	857
Impairment of fixed assets	1,282	—	—
Non-cash allocations from United Online Inc., net	—	—	934
Deferred taxes, net	(17,984)	(9,637)	(6,911)
Excess tax benefits from equity awards	(269)	(468)	(135)
Other, net	45	185	2,750
Changes in operating assets and liabilities, net of Acquisition related purchase accounting adjustments:
Accounts receivable, net	3,837	(2,212)	(831)
Inventories	701	(140)	(437)
Prepaid expenses and other assets	3,518	2,247	(1,717)
Accounts payable and accrued liabilities	374	1,293	(2,221)
Deferred revenue	(4,744)	1,181	979
Income taxes receivable or payable	(3,891)	413	(7,440)
Intercompany payable to United Online, Inc.	—	—	(1,653)
Other liabilities	(7,931)	(77)	(715)
Net cash provided by operating activities	82,325	47,384	34,203
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(9,935)	(106,616)	—
Purchases of property and equipment	(18,195)	(7,486)	(10,830)
Purchases of intangible assets	(60)	—	—
Proceeds from sales of investments	—	—	124
Purchases of investments	—	—	(61)
Net cash used for investing activities	(28,190)	(114,102)	(10,767)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	10,000	320,000	220,000
Payments on long-term debt	(50,000)	(200,000)	(246,013)
Payments for debt issue costs	—	(3,948)	(3,229)
Exercise of stock options and purchases from employee stock plans	1,644	754	4,791
Repurchases of common stock	(52,605)	(2,373)	(42)
Excess tax benefits from equity awards	269	468	135
Dividends paid to United Online, Inc.	—	—	(18,201)
Net cash provided by/(used for) financing activities	(90,692)	114,901	(42,559)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,146)	(750)	(62)
Change in cash and cash equivalents	(37,703)	47,433	(19,185)
Cash and cash equivalents, beginning of period	95,595	48,162	67,347
Cash and cash equivalents, end of period	$57,892	$95,595	$48,162

The accompanying notes are an integral part of these consolidated financial statements.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

FTD Companies, Inc. (together with its subsidiaries, “FTD” or the “Company”), is a premier floral and gifting company with a vision to be the leading and most trusted floral and gifting company in the world. Our mission is to inspire, support, and delight our customers when expressing life’s most important sentiments. We provide floral, specialty foods, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. Our business uses the highly recognized FTD® and Interflora® brands, both supported by the iconic Mercury Man® logo. While we operate primarily in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), and the Republic of Ireland, we have worldwide presence as our Mercury Man logo is displayed in nearly 40,000 floral shops in approximately 150 countries. Our diversified portfolio of brands also includes ProFlowers®, ProPlants®, Shari’s Berries®, Personal Creations®, RedEnvelope®, Cherry Moon Farms®, Flying Flowers®, Flowers Direct®, Sesame®, Ink CardsTM, PostagramTM, and Gifts.comTM. While floral arrangements and plants are our primary offerings, we also market and sell gift items, including gourmet-dipped berries and other sweets, personalized gifts, premium fresh fruit baskets, gift baskets, wine and champagne, jewelry, and spa products.

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

Separation from United Online

Prior to November 1, 2013, FTD was a wholly owned subsidiary of United Online, Inc. (“United Online”). On November 1, 2013, United Online separated into two independent, publicly traded companies: FTD Companies, Inc. and United Online, Inc. (the “Separation”). The Separation was consummated through a tax free dividend involving the distribution of all shares of FTD common stock to United Online’s stockholders. Following completion of the Separation, FTD Companies, Inc. became an independent, publicly traded company on the NASDAQ Global Select Market under the symbol “FTD”.

Acquisition of Provide Commerce, Inc.

On December 31, 2014, the Company acquired from a wholly owned subsidiary of Liberty Interactive Corporation (“Liberty”) all of the issued and outstanding shares of common stock of Provide Commerce, an indirect wholly owned subsidiary of Liberty, for a purchase price consisting of (i) cash consideration of $106.6 million, excluding acquired cash on hand of $38.1 million and a post-closing working capital adjustment of $9.9 million, and (ii) 10.2 million shares of FTD common stock (the “Acquisition”). These shares represented approximately 35% of the issued and outstanding shares of FTD common stock at the close of the Acquisition. In April 2015, FTD made a payment to Liberty in full satisfaction of the post-closing working capital adjustment. Upon the closing of the Acquisition, Provide Commerce became an indirect wholly owned subsidiary of FTD, see Note 2 – “Acquisition”.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions, other than those with the Company’s former parent, United Online, when we were wholly owned by United Online, have been eliminated in consolidation.

The consolidated financial statements reflect the historical financial position, results of operations, and cash flows of the Company. The consolidated financial statements for the periods prior to the Separation include expense allocations for certain corporate functions performed by United Online. Management believes the assumptions

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

underlying such financial statements, including the assumptions regarding the allocation of corporate expenses from United Online, were reasonable. Nevertheless, the consolidated financial statements may not reflect the Company’s consolidated financial position, results of operations, and cash flows had the Company been a stand‑alone company prior to the Separation. For additional information related to costs allocated to the Company by United Online and the settlement of such costs, see Note 5—“Transactions with Related Parties.” Actual costs that would have been incurred if the Company had been a stand‑alone company prior to the Separation would depend on multiple factors, including organizational structures and strategic decisions made in various areas, including information technology and infrastructure.

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

Accounting Policies

Cash and Cash Equivalents

The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which have a maturity date within three months from the date of purchase. At December 31, 2015 and 2014, the Company’s cash and cash equivalents were maintained primarily with major financial institutions and brokerage firms in the U.S. and the U.K. Deposits with these institutions generally exceed the amount of insurance provided on such deposits.

Accounts Receivable, including Financing Receivables

The Company’s accounts receivable are derived primarily from revenues earned from floral network members located in the U.S. and the U.K. The Company extends credit based upon an evaluation of the customer’s financial condition and, generally, collateral is not required. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable and, to date, such losses have been within management’s expectations.

The Company evaluates specific accounts receivable where information exists that the customer may have an inability to meet its financial obligations. In these cases, based on reasonably available facts and circumstances, a specific allowance is recorded for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific allowances are re‑evaluated and adjusted as additional information is received that impacts the amount of the allowance. Also, an allowance is established for all customers based on the aging of the receivables. If circumstances change (i.e., higher than expected delinquencies or an unexpected material adverse change in a customer’s ability to meet its financial obligations), the estimates of the recoverability of amounts due to the Company are adjusted. The Company aggressively pursues collection of past due receivables through a number of avenues prior to writing off receivables. Past due receivables are those that remain outstanding beyond the payment due date.

The Company has financing receivables related to equipment sales to floral network members. The Company records all financing receivables at fair value and amortizes such receivables to stated value. The current and noncurrent portions of financing receivables are included in accounts receivable and other assets, respectively, in the consolidated balance sheets. The Company recognizes interest income as earned. The Company assesses credit quality indicators based on whether financing receivables are current or past due. Financing receivables are placed on nonaccrual status, with interest no longer accruing, when a floral network member ceases to be a member, either due to the member terminating its membership or due to the Company terminating such member’s membership, generally as a result of delinquent payments or violations of FTD’s network standards. The Company would not expect to resume the accrual of

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest income unless a member who had terminated its membership chooses to be reinstated as a member at a later date and agrees to a plan to pay its balance, if any, that remains outstanding. The Company assesses financing receivables individually for balances due from current floral network members and collectively for balances due from terminated floral network members. A financing receivable is considered to be impaired when the Company determines that it is probable that it will not be able to collect amounts due under the contractual terms. The Company does not record interest income for impaired receivables. If cash is received, the receivable balance is reduced and related credit allowance adjusted accordingly. Fair value approximates the carrying amount of financing receivables because such receivables are discounted at a rate comparable to market.

Inventory

The Company’s inventories, which consist primarily of products held for sale, are stated at the lower of cost or market value. Inventory is valued using the first-in, first-out or weighted-average cost method. The Company regularly assesses the valuation of inventory and reviews inventory quantities on hand and, if necessary, writes down excess and obsolete inventory based primarily on the age of the inventory and forecasts of product demand, as well as markdowns for the excess of cost over the amount the Company expects to realize from the sale of certain inventory. As of December 31, 2015, inventory reserves are approximately 5% of the inventory balance.

Property and Equipment

Property and equipment are stated at historical cost or fair value at the acquisition date less accumulated depreciation and amortization. Depreciation is computed using the straight‑line method over the estimated useful lives of the assets, which is generally to three years for computer software and computer equipment, five years for furniture and fixtures, forty years for buildings. Building improvements are depreciated using the straight-line method over the shorter of the remaining building life or the life of the building improvement. Leasehold improvements, which are included in furniture and fixtures, are amortized using the straight‑line method over the shorter of the lease term or ten years. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization is removed from the Company’s consolidated financial statements with the resulting gain or loss reflected in the Company’s consolidated statements of operations. Repairs and maintenance costs are expensed as incurred.

Derivative Instruments

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. The Company maintains interest rate cap instruments to reduce its interest rate risk associated with future cash interest payments on a portion of its outstanding borrowings under the Amended and Restated Credit Agreement (as defined below). In addition, at times the Company enters into forward foreign currency exchange contracts to reduce the risk that its net investments in foreign subsidiaries, cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company records derivative instruments at fair value in other current assets, other assets or accrued liabilities in the consolidated balance sheets. The Company records changes in the fair value (i.e., gains or losses) of derivative instruments as interest expense or other expense, net, in the consolidated statements of operations or in accumulated other comprehensive loss in the consolidated balance sheets. Neither the interest rate caps nor the forward foreign currency exchange contracts contain any credit risk related contingent features. The Company’s hedging program is not designed for trading or speculative purposes.

Cash Flow Hedges—The Company’s interest rate cap instruments are designated as cash flow hedges against expected future cash flows attributable to future interest payments on a portion of its outstanding borrowings under the Amended and Restated Credit Agreement. The Company initially reports the gains or losses related to the effective portion of the hedges as a component of accumulated other comprehensive loss in the consolidated balance sheets and subsequently reclassifies the interest rate caps’ gains or losses to interest expense when the hedged expenses are recorded. The Company includes the change in the time value of the interest rate caps in its assessment of their hedge

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

effectiveness. The Company presents the cash flows from cash flow hedges in the same category in the consolidated statements of cash flows as the category for the cash flows from the hedged items.

For additional information related to derivative instruments, see Note 8—“Derivative Instruments.”

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a three‑tiered hierarchy that draws a distinction between market participant assumptions based on (i) quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1); (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2); and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). In accordance with ASC 820, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market‑based or independently‑sourced market parameters. If market observable inputs for model‑based valuation techniques are not available, the Company will be required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument. Fair values of cash and cash equivalents, short‑term accounts receivable, accounts payable, accrued liabilities, and short‑term borrowings approximate their carrying amounts because of their short‑term nature. Derivative instruments are recognized in the consolidated balance sheets at their fair values. The fair values for the interest rate caps are calculated using an option pricing model based on available forward yield curves for caplets with the same characteristics adjusted for the counterparty risk of nonperformance based on the credit spread derived from the applicable five‑year default swap rates. The fair values of the forward foreign currency exchange contracts are calculated based on quoted market prices of similar instruments adjusted for counterparty risk of nonperformance. The key assumptions used in calculating the fair value of these derivative instruments are the forward rates, discount rate and implied volatility. Long‑term debt is carried at amortized cost. However, the Company is required to estimate the fair value of long‑term debt under ASC 825, Financial Instruments, based on the discounted cash flow method. The Company estimates the fair value of its long‑term debt using Level 2 inputs based on quoted prices of comparable risk bonds using market prices and expected future interest rates based on quoted market rates from the U.S. dollar‑denominated interest rate swap curve.

Acquisitions

The Company allocates the purchase price of acquired businesses to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The estimates used to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. The Company uses information available to it to make fair value determinations and engages independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired long-lived assets. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process, such estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations. The Company is also required to estimate the useful lives of intangible assets to determine the amount of acquisition-related intangible asset amortization expense to record in future periods. The Company periodically reviews the estimated useful lives assigned to its intangible assets to determine whether such estimated useful lives continue to be appropriate.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Indefinite‑Lived Intangible Assets

Goodwill is tested for impairment at the reporting unit level. A reporting unit is a business or a group of businesses for which discrete financial information is available and is regularly reviewed by management. An operating segment is made up of one or more reporting units. Until the Acquisition, the Company reported its business operations in three operating and reportable segments: Consumer, Florist, and International. As a result of the Acquisition, the Company's operating and reportable segments changed to include a fourth segment, Provide Commerce. Each of the Consumer, Florist, and International segments is a reporting unit. The Provide Commerce segment is comprised of two reporting units, ProFlowers/Gourmet Foods and Personal Creations. ProFlowers and Gourmet Foods businesses have similar margins and also share operations and business team structure, among other similarities. Therefore these businesses meet the aggregation criteria, and as such, we have aggregated these two businesses into one reporting unit. The Company performed its annual goodwill assessment for these five reporting units. The Company elected to perform the two-step quantitative impairment test.

Goodwill represents the excess of the purchase price of an acquired entity over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Indefinite-lived intangible assets acquired in a business combination are initially recorded at management’s estimate of their fair value. The Company accounts for goodwill and indefinite-lived intangible assets in accordance with ASC 350, Intangibles, Goodwill and Other. Goodwill and indefinite-lived intangible assets are not subject to amortization but are reviewed for impairment in the fourth quarter of each year, or more frequently if events or circumstances change that would indicate it is more likely than not that the goodwill and/or indefinite-lived intangible assets might be impaired. Testing goodwill and indefinite-lived intangible assets for impairment involves comparing the fair value of the reporting unit or intangible asset to its carrying value. If the carrying amount of a reporting unit exceeds its fair value, the Company compares the fair value of the net assets of the reporting unit excluding goodwill to the net assets including goodwill. If the carrying amount of the goodwill or intangible asset exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess.

In calculating the fair value of the reporting units, the Company used a combination of the market approach and the income approach valuation methodologies. The income approach was used primarily, as the Company believes that a discounted cash flow approach is the most reliable indicator of the fair values of the businesses. Under the market approach the Company used the guideline company method, which focuses on comparing the risk profile and growth prospects to select reasonably similar companies based on business description, revenue size, markets served and profitability. The key assumptions used in the income approach discounted cash flow valuation model included discount rates, growth rates, cash flow projections, and terminal growth rates. The discount rate utilized is indicative of the return an investor would expect to receive for investing in a similar business. Considering industry and company specific historical data and internal forecasts and projections, management developed growth rates and cash flow projections for each reporting unit. In determining the terminal growth rates, the Company considered GDP growth, consumer price inflation and the long term growth prospects of each reporting unit. The discount rate, growth rates, royalty rates, cash flow projections and terminal growth rates are also significant estimates used in the determination of the fair value of the indefinite-lived intangible assets.

Finite‑Lived Intangible Assets and Other Long‑Lived Assets

The Company accounts for finite‑lived intangible assets and other long‑lived assets in accordance with ASC 360, Property, Plant and Equipment. Intangible assets acquired in a business combination are initially recorded at management’s estimate of their fair values. The Company evaluates the recoverability of identifiable intangible assets and other long‑lived assets, other than indefinite‑lived intangible assets, for impairment when events occur or circumstances change that would indicate that the carrying amount of an asset may not be recoverable. Events or circumstances that may indicate that an asset is impaired include, but are not limited to, significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future operating results, a change in the extent or manner in which an asset is used, shifts in technology, significant negative industry or economic trends, changes in the Company’s operating model or strategy, and competitive forces. In determining if an

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets’ carrying amounts and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amounts of the assets exceed the respective fair values of the assets. Finite‑lived intangible assets are amortized on a straight‑line basis over their estimated useful lives, ranging from two to fifteen years. The Company’s identifiable intangible assets were acquired primarily in connection with business combinations.

Revenue Recognition

The Company applies the provisions of ASC 605, Revenue Recognition (“ASC 605”). The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered and no significant Company obligations remain, the fee is fixed or determinable, and collectability is reasonably assured. Revenues exclude sales taxes.

Products revenues, less discounts and refunds, and the related cost of revenues are recognized when products are delivered to the customers. Shipping and service fees charged to customers are recognized at the time the related products revenues are recognized and are included in products revenues. Shipping and delivery costs are included in cost of revenues. The Company generally recognizes revenues for sales to consumers on a gross basis because the Company bears the risks and rewards associated with the revenue‑generating activities by (i) acting as a principal in the transaction; (ii) establishing prices; (iii) being responsible for fulfillment of the order by the floral network members, third-party suppliers; (iv) taking the risk of loss for collection, delivery and returns; and (v) marketing the products and services.

The Company also sells point‑of‑sale systems and related technology services to its floral network members and recognizes revenue in accordance with ASC 605 and ASC 985, Software. The Company recognizes revenues on hardware which is sold without software at the time of delivery. For hardware sales that include software, revenues are recognized when delivery, installation and customer acceptance have all occurred.

Services revenues related to orders sent through the floral network are variable based on either the number of orders or on the value of orders and are recognized in the period in which the orders are delivered. Membership and other subscription‑based fees are recognized monthly as earned, on a month‑to‑month basis.

Probability of collection is assessed based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If it is determined that collectability is not reasonably assured, revenues are not recognized until collectability becomes reasonably assured.

Cost of Revenues

Cost of revenues primarily include product costs; shipping and delivery costs; costs associated with taking orders; printing and postage costs; systems installation, training and support costs; telecommunications and data center costs; depreciation of network computers and equipment; license fees; costs related to customer billing and billing support for the Company’s floral network members; fees associated with the storage and processing of customer credit cards and associated bank fees; domain name registration fees; and personnel and overhead‑related costs associated with operating the Company’s networks.

Sales and Marketing

Sales and marketing expenses include expenses associated with promoting the Company’s brands, products and services. Such expenses include advertising and promotion expenses; fees paid to online and other corporate partners and to floral network members related to order volume sent through the Company’s floral network; and personnel and overhead‑related expenses for marketing, merchandising, customer service and sales personnel. In addition, sales and

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

marketing expenditures also include branding and customer acquisition campaigns consisting of television, internet, radio public relations, sponsorships, print, and outdoor advertising, and retail and other performance‑based distribution relationships. Marketing and advertising costs to promote the Company’s brands, products and services are expensed in the period incurred. Advertising expenses include media, agency and promotion expenses. Media production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs. Advertising and promotion expenses for the years ended December 31, 2015, 2014, and 2013 were $188.5 million, $69.5 million, and $63.0 million, respectively. At both December 31, 2015 and 2014, $2.8 million of prepaid advertising and promotion expenses were included in other current assets in the consolidated balance sheets.

Software Development Costs

The Company accounts for costs incurred to develop software for internal-use in accordance with ASC 350, which requires such costs be capitalized and amortized over the estimated useful life of the software. Such capitalized costs include external direct costs incurred in developing or obtaining the applications and payroll and payroll related expenses for employees who are directly associated with developing the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. The Company capitalized costs associated with internal‑use software totaling $8.6 million and $3.7 million in the years ended December 31, 2015 and 2014, respectively, which are being depreciated on a straight‑line basis over each project’s estimated useful life, which is generally three to five years. Capitalized internal‑use software, which was valued in connection with the acquisition of FTD Group by United Online in 2008, is included in the complete technology category within intangible assets, net, in the consolidated balance sheets and was amortized on a straight‑line basis over the estimated useful life of five years. This internal-use software became fully amortized in 2013. The fair value of capitalized internal use software valued in connection with the Acquisition is also included in the complete technology category within intangible assets, net, in the consolidated balance sheets and is being amortized on a straight line basis over the estimated useful life of five years. All other capitalized internal use software is included in the computer software category within property and equipment, net, in the consolidated balance sheets.

Software to be Sold, Leased, or Marketed

The Company follows the provisions of ASC 985 Software, which requires that all costs relating to the purchase or internal development and production of computer software products to be sold, leased or otherwise marketed be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company capitalizes all eligible computer software costs incurred once technological feasibility is established. The Company amortizes these costs using the straight‑line method over a period of three to five years. At December 31, 2015 and 2014, the carrying amount of capitalized computer software costs related to the purchase or internal development and production of computer software to be sold, leased or otherwise marketed was $0.7 million and $0.6 million, respectively, and is included within property and equipment, net, in the consolidated balance sheets. During the years ended December 31, 2015, 2014, and 2013, the Company amortized and recognized associated depreciation expense of $0.3 million, $0.4 million, and $2.5 million, respectively, related to these capitalized computer software costs. Software to be sold, leased or otherwise marketed, which was valued in connection with the acquisition of FTD Group by United Online in 2008, is included in the complete technology category within intangible assets, net, in the consolidated balance sheets and became fully amortized in 2013. All other software to be sold, leased or otherwise marketed is included in the computer software category within property and equipment, net, in the consolidated balance sheets.

General and Administrative

General and administrative expenses include personnel‑related expenses for executive, finance, legal, human resources, technology, facilities, and internal audit. In addition, general and administrative expenses include, among other costs, maintenance of existing software, technology and websites; development of new or improved software technology; professional fees for legal, accounting, and financial services; insurance; occupancy and other overhead‑related costs; non‑income taxes; bad debt expense; reserves or expenses related to litigation, investigations, or

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

similar matters; and gains and losses on sales of assets. These include direct expenses incurred by FTD, as well as general corporate costs which were allocated to FTD by United Online prior to the Separation. General and administrative expenses also include expenses resulting from actual or potential transactions such as acquisitions, spin‑offs, financing transactions, and other strategic transactions.

Restructuring and Other Exit Costs

Restructuring and other exit costs consist of costs associated with the realignment and reorganization of the Company’s operations and other employee termination events. Restructuring and other exit costs include employee termination costs, facility closure and relocation costs, impairments of fixed assets related to restructuring actions, and contract termination costs. The timing of associated cash payments is dependent upon the type of exit cost and can extend over a 12-month period. The Company records restructuring and other exit costs liabilities in accrued liabilities in the consolidated balance sheets.

Stock‑Based Compensation

The Company’s employees and non-employee directors are generally eligible to participate in the Company’s stock-based compensation plans. Under these plans, certain employees and non-employee directors of the Company received grants of restricted stock units (“RSUs”) and stock options for FTD common stock. For additional information related to equity awards, see Note 11—“Incentive Compensation Plans.”

Prior to the Separation, the Company’s employees were generally eligible to participate in the stock‑based compensation plans of United Online. Additionally, all eligible Company employees were provided the opportunity to participate in United Online’s employee stock purchase plan. In connection with the Separation, equity awards previously granted under the stock‑based compensation plans of United Online and outstanding at the Separation date, were adjusted and converted into new FTD equity awards under the then current FTD plan.

Stock‑based compensation expense is recognized on a straight‑line basis over the vesting period of the award. The fair value of RSUs is based on the closing stock price on the date of grant. The fair value of stock options is determined using the Black‑Scholes option‑pricing model, which utilizes various assumptions including expected volatility and expected term. For awards issued by the Company, the simplified method was used to determine the term and the forfeiture rates were based on historical trends for the Company’s employees. Volatility was determined based on a combination of the Company’s and United Online’s historical volatility as the Company represented a significant portion of consolidated United Online prior to the Separation and the Company does not yet have sufficient history to base the assumption on solely its historical volatility. For awards granted prior to the Separation, United Online’s assumptions at the time of the grant were used.

Comprehensive Income/(Loss)

The Company follows the provisions of ASC 220, Comprehensive Income, which establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non‑owner sources. For the Company, comprehensive income/(loss) primarily consists of its reported net income, changes in unrealized gains or losses on derivatives, net of tax, and foreign currency translation.

Foreign Currency Translation

The Company accounts for foreign currency translation in accordance with ASC 830, Foreign Currency Matters. The functional currency of each of the Company’s international subsidiaries is its respective local currency, with the exception of India for which it is the U.S. dollar. The financial statements of these subsidiaries are translated to

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. Dollars using period‑end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of equity in the consolidated balance sheets.

Income Taxes

The Company applies the provisions of ASC 740, Income Taxes (“ASC 740”), and computes the provision for income taxes on a separate return basis. Under ASC 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more-likely-than-not to be realized. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. In accordance with ASC 740, the Company recognizes, in its consolidated financial statements, the impact of the Company’s tax positions that are more-likely-than-not to be sustained upon examination based on the technical merits of the positions. The Company recognizes interest and penalties for uncertain tax positions in income tax expense. Through October 31, 2013, the Company was included in the consolidated U.S. federal income tax return of United Online, as well as certain state tax returns where United Online files on a combined basis.

Earnings Per Share

The Company computes earnings per share in accordance with ASC 260, Earnings Per Share (“ASC 260”). ASC 260 provides that unvested share‑based payment awards that contain non‑forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two‑class method. The two‑class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Certain of the Company’s RSUs are considered participating securities because they contain non‑forfeitable rights to dividends irrespective of whether dividends are actually declared or paid or the awards ultimately vest.

Legal Contingencies

The Company is currently involved in certain legal proceedings and investigations. The Company records a liability when it believes that it is both probable that a loss has been incurred, and the amount of loss can be reasonably estimated. The Company evaluates at least quarterly, developments in its legal matters that could affect the assessment of the probability of loss or the amount of liability, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate, (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. The Company continually assesses the potential liability related to such pending matters.

Operating Leases

The Company leases space for warehouses, call center facilities, office space, distribution facilities, technology development and support, and data centers, and leases certain vehicles and office equipment under operating lease agreements with original lease periods of up to thirteen years. Certain of the lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight‑line rent

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight‑line basis over the term of the lease.

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

In April 2015, FASB issued ASU No. 2015-03, Interest—Imputation of Interest, which simplifies the presentation of debt issuance costs by requiring debt issuance costs related to a debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. Additionally in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. The amendments in these ASUs will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2015. The amendments should be applied on a retrospective basis. The Company expects these updates will reduce both other assets and the outstanding debt balance by approximately $2.9 million and $3.7 million at December 31, 2015 and December 31, 2014, respectively.

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

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). This update requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2016. The amendments must be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented and early adoption is permitted. The Company adopted this guidance as of December 31, 2015 and has applied the provisions retrospectively to all periods presented. This update resulted in an adjustment which reduced both current assets and deferred tax liabilities, net by $14.8 million and $17.2 million at December 31, 2015 and December 31, 2014, respectively.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendments must be applied prospectively and early adoption is permitted for certain measurement enhancements within this amendment, early adoption is not permitted for other aspects updated in this amendment. The Company is currently assessing the impact of this update on its consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases. This update requires the recognition of certain lease assets and lease liabilities on the balance sheet as well as the disclosure of key information about leasing arrangements. The amendments in this ASU require the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients which may be elected by the Company. The amendments in this ASU will be effective for the Company for fiscal years, and the interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

2. ACQUISITION

Acquisition of Provide Commerce

On December 31, 2014, the Company acquired all of the issued and outstanding shares of common stock of Provide Commerce from Liberty. Provide Commerce’s portfolio of brands primarily includes ProFlowers and ProPlants

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for fresh-cut flowers, floral arrangements, and plants; Shari’s Berries for gourmet-dipped berries and other sweets; Personal Creations for personalized gifts; Cherry Moon Farms for premium fresh fruits; and Sesame, Ink Cards, and Postagram for mobile gifting applications. The Acquisition expands the breadth of the Company’s brand by combining two complementary businesses to offer customers a greater variety of floral and gifting products and an enhanced shopping experience and is expected to generate significant cost synergies.

The purchase price consisted of (i) cash consideration of $106.6 million, excluding acquired cash on hand of $38.1 million, and a post-closing working capital adjustment of $9.9 million, and (ii) 10.2 million shares of FTD common stock. These shares represented approximately 35% of the issued and outstanding shares of FTD common stock at the close of the Acquisition. The FTD common stock was valued at $34.82 per share, the closing price on December 31, 2014, the date of the Acquisition, for purposes of determining the purchase price. In April 2015, FTD made a payment to Liberty in full satisfaction of the post-closing working capital adjustment. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s estimates of their respective fair values as of the closing date of the Acquisition. During the year ended December 31, 2015, the Company revised certain of its estimates of fair value for the intangibles related to the Acquisition, as the purchase accounting was finalized. The Company believes that the fair values assigned to the assets acquired and the liabilities assumed were based on reasonable assumptions.

The following table summarizes the fair value of the assets acquired and liabilities assumed, including the effects of immaterial adjustments to the purchase price allocation (in thousands):

Fair Value
Net liabilities assumed:
Cash	$38,081
Accounts receivable	8,300
Inventories	17,821
Prepaid expenses	11,550
Other assets	14,918
Property and equipment	42,212
Accounts payable and accrued liabilities	(82,174)
Deferred tax liabilities, net	(90,766)
Other liabilities	(13,342)
Total net liabilities assumed	(53,400)
Intangible assets acquired:
Trademarks and trade names	119,400
Customer contracts and relationships	91,100
Complete technology	36,300
Total intangible assets acquired	246,800
Goodwill	316,501
Total purchase price	$509,901

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

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Unaudited
	For Year Ended
	December 31,	December 31,
(in thousands, except per share amounts)	2014	2013
Revenues	$1,269,020	$1,233,400
Net income/(loss)(a)	$423	$(38,713)
Basic average common shares outstanding	29,136	28,843
Diluted average common shares outstanding	29,187	28,843
Basic and diluted earnings/(loss) per share(a)	$0.01	$(1.34)

(a)	For the year ended December 31, 2013, Provide Commerce recorded impairments of goodwill and intangible assets of its Gifts.com reporting unit which negatively impacted net income by $27.3 million.

3. SEGMENT INFORMATION

Prior to the Acquisition, the Company reported its business operations in three reportable segments: Consumer, Florist, and International. As a result of the Acquisition, the Company began reporting its business in four reportable segments: Consumer, Florist, International, and Provide Commerce. As the Acquisition was completed on December 31, 2014, the Company’s consolidated balance sheet at December 31, 2014 includes the assets acquired and liabilities assumed in the Acquisition. However, no results of operations of Provide Commerce were included in the Company’s consolidated statement of operations for the year ended December 31, 2014.

The Company follows the reporting requirements of ASC 280, Segment Reporting. Management measures and reviews the Company’s operating results by segment in accordance with the “management approach” defined in ASC 280. The reportable segments identified below were the segments of the Company, for which separate financial information was available and for which segment results were regularly reviewed by the Company’s chief operating decision maker (“CODM”) to make decisions about the allocation of resources and to assess performance. The CODM uses segment operating income to evaluate the performance of the business segments and make decisions about allocating resources among segments. Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges or gains, transaction and integration‑related costs, restructuring and other exit costs, and impairment of goodwill and intangible assets. Stock‑based compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other expense, net.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Below is a reconciliation of segment revenues to consolidated revenues (in thousands):

	Year Ended December 31,
	2015	2014	2013
Products revenues:
Consumer	$321,614	$318,563	$321,724
Provide Commerce	583,326	—	—
Florist	49,605	46,397	47,167
International	146,898	155,716	140,520
Segment products revenues	$1,101,443	$520,676	$509,411
Services revenues:
Florist	$116,177	$116,155	$115,978
International	21,237	22,073	20,869
Segment services revenues	$137,414	$138,228	$136,847
Intersegment eliminations	(19,104)	(18,391)	(18,915)
Consolidated revenues	$1,219,753	$640,513	$627,343

Intersegment revenues represent amounts charged from one segment to the other for services provided based on order volume at a set rate per order. Intersegment revenues by segment were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Intersegment revenues:
Consumer	$(17,561)	$(18,061)	$(18,635)
Provide Commerce	(1,245)	—	—
Florist	(298)	(330)	(280)
Total intersegment revenues	$(19,104)	$(18,391)	$(18,915)

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Below is a reconciliation of segment operating income to consolidated operating income and income before income taxes (in thousands):

	Year Ended December 31,
	2015	2014	2013
Segment Operating income (a)
Consumer	$36,975	$31,481	$35,151
Provide Commerce	41,802	—	—
Florist	47,162	47,077	47,078
International	19,660	19,817	18,369
Total segment operating income	145,599	98,375	100,598
Unallocated expenses(b)	(46,600)	(39,012)	(35,076)
Impairment of goodwill and intangible assets	(85,000)	—	—
Depreciation expense and amortization of intangible assets	(85,251)	(21,759)	(31,856)
Operating income/(loss)	(71,252)	37,604	33,666
Interest expense, net	(9,243)	(5,474)	(11,224)
Other income, net	686	330	332
Income/(loss) before income taxes	$(79,809)	$32,460	$22,774

(a)

Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges or gains, transaction and integration-related costs, restructuring and other exit costs, and impairment of goodwill and intangible assets. Stock‑based compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other expense, net.

(b)

Unallocated expenses include various corporate costs, such as executive management, corporate finance, legal, and certain human resources costs. In addition, unallocated expenses include stock‑based compensation for all eligible Company employees, restructuring and other exit costs, transaction and integration-related costs, and litigation and dispute settlement charges or gains.

Geographic revenues to external customers were as follows for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
U.S.	$1,051,618	$462,724	$465,954
U.K.	168,135	177,789	161,389
Consolidated revenues	$1,219,753	$640,513	$627,343

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

	December 31,
	2015	2014
U.S	$270,254	$272,659
U.K.	7,743	8,335
Total long-lived assets	$277,997	$280,994

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

Credit quality of financing receivables was as follows (in thousands):

	December 31,
	2015	2014
Current	$11,102	$10,913
Past due	746	3,268
Total	$11,848	$14,181

The aging of past due financing receivables was as follows (in thousands):

	December 31,
	2015	2014
Current	$11,102	$10,913
Past due:
1 - 150 days past due	152	147
151 - 364 days past due	175	163
365 - 730 days past due	242	244
731 or more days past due	177	2,714
Total	$11,848	$14,181

Financing receivables on nonaccrual status at December 31, 2015 and December 31, 2014, totaled $0.8 million and $3.3 million, respectively. The financing receivables in the oldest aging category decreased $2.5 million due to write-offs of previously fully reserved receivables. For further information, see table below “Allowance for Credit Losses.”

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The allowance for credit losses and the recorded investment in financing receivables were as follows (in thousands):

	Year Ended
	December 31,
	2015	2014
Allowance for credit losses:
Balance at January 1	$3,200	$3,213
Provision	312	267
Write-offs charged against allowance	(2,806)	(280)
Balance at December 31	$706	$3,200
Ending balance collectively evaluated for impairment	$674	$3,188
Ending balance individually evaluated for impairment	$32	$12
Recorded investments in financing receivables:
Balance collectively evaluated for impairment	$790	$3,315
Balance individually evaluated for impairment	$11,058	$10,866

Individually evaluated impaired loans, including the recorded investment in such loans, the unpaid principal balance, and the allowance related to such loans, each totaled less than $0.1 million at both December 31, 2015 and December 31, 2014. The average recorded investment in such loans was less than $0.1 million in each of the years ended December 31, 2015 and 2014. Interest income recognized on impaired loans was less than $0.1 million in each of the years ended December 31, 2015 and 2014.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Land and improvements	$1,601	$1,614
Buildings and improvements	16,303	16,203
Leasehold improvements	16,691	16,092
Equipment	13,711	7,796
Computer equipment	27,067	27,144
Computer software	50,897	38,409
Furniture and fixtures	3,564	4,909
	129,834	112,167
Accumulated depreciation	(65,081)	(48,560)
Total	$64,753	$63,607

Depreciation expense, including the amortization of leasehold improvements, for the years ended December 31, 2015, 2014 and 2013 was $23.8 million, $10.0 million and $8.9 million, respectively. As the Acquisition was completed on December 31, 2014, no depreciation expense related to the acquired assets is included in the Company’s consolidated statement of operations for the year ended December 31, 2014.

5. TRANSACTIONS WITH RELATED PARTIES

Transactions with Liberty

As a result of the Acquisition, Liberty entered into an Investor Rights Agreement, which governs certain rights of and restrictions on Liberty in connection with the shares of FTD common stock that Liberty. As of December 31, 2015, Liberty holds approximately 37% of the outstanding shares of FTD common stock. FTD. In addition, Provide

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commerce and Liberty entered into a services agreement (the “Services Agreement”), under which Provide Commerce, on a short-term transitional basis, has provided Liberty with certain support service and other assistance after the Acquisition in respect of the RedEnvelope business, which was not acquired by FTD as part of the Acquisition. Fees of $0.3 million were earned during the term of the Services Agreement. On April 1, 2015, Provide Commerce and Liberty entered into an amendment to the Services Agreement to extend the term of the Services Agreement to June 30, 2015. The Services Agreement terminated on June 30, 2015.

The Acquisition purchase price was subject to adjustment based upon the final closing working capital, which adjustment was determined to be $9.9 million. In April 2015, FTD made a payment to Liberty in full satisfaction of this adjustment.

On April 30, 2015, the Company, through a wholly owned subsidiary, entered into a Purchase and Sale Agreement with an indirect wholly owned subsidiary of Liberty, pursuant to which the Company acquired certain residual assets previously used by Liberty in the online e-commerce business operated under the trade name of RedEnvelope for a cash purchase price of $0.3 million. The purchase price was allocated to the assets acquired based on their relative fair values, resulting in allocated values of $0.1 million to fixed assets, $0.1 million to inventory, and $0.1 million to the trademark and trade name.

Transactions with United Online‑Prior to Separation

For the reporting periods prior to the Separation, the consolidated financial statements include direct costs of the Company incurred by United Online on the Company’s behalf and an allocation of certain general corporate costs incurred by United Online. Direct costs include finance, legal, human resources, technology development, and other services and were determined based on the level of services expended by United Online for services provided to the Company. General corporate costs include, without limitation, executive oversight, accounting, internal audit, treasury, tax, and legal. The allocations of these general corporate costs were based primarily on estimated time incurred and/or activities associated with the Company. Management believes the allocations of these corporate costs from United Online were reasonable and does not believe the Company’s costs would have been significantly different on a stand‑alone basis prior to the Separation. However, the allocated costs may not have included all of the costs that would have been incurred had the Company been a stand‑alone company during the periods prior to the Separation, and accordingly, the Company’s consolidated financial statements may not reflect the financial position, results of operations and cash flows had the Company been a stand‑alone company during the periods prior to the Separation.

Costs incurred and allocated by United Online, prior to the Separation, were included in the consolidated statements of operations as follows (in thousands):

Year Ended
December 31,
2013
Cost of revenues—products	$265
Cost of revenues—services	527
Sales and marketing	98
General and administrative	12,017
Total allocated expenses	$12,907

The table above includes allocated stock‑based compensation of $0.9 million for the year ended December 31, 2013, for the employees of United Online and its non‑Company subsidiaries whose cost of services were partially allocated to the Company.

As noted above, prior to the Separation, United Online allocated both direct costs for services provided and general corporate costs to the Company. In addition, transaction‑related costs incurred by United Online from and after April 1, 2013 in connection with the Separation were allocated to the Company. Allocations for direct costs and

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transaction‑related costs were reflected in the intercompany payable to United Online and were due upon demand. During the year ended December 31, 2013, the Company made payments totaling $9.2 million to United Online to settle intercompany charges, including $1.7 million related to the balance outstanding at December 31, 2012.

For the year ended December 31, 2013, dividends totaling $18.2 million, were declared by the board of directors of FTD Companies, Inc. and paid to United Online, of which $3.2 million, represented reimbursement of certain equity‑related compensation expenses as defined and permitted under the terms of the Company’s credit agreements. Transactions with United Online prior to the Separation, including both direct and general corporate costs discussed above, are summarized as follows (in thousands):

Year Ended
December 31,
2013
Cash transactions:
Dividends paid	$(18,201)
Allocated expenses settled in cash	10,036
Non-cash transactions:
Stock-based compensation and tax benefits from equity awards	4,042
Allocated expenses not settled in cash	934
Net transactions with United Online	(3,189)
Less: Amount reflected in intercompany payable to United Online	10,036
Net decrease in parent company investment	$(13,225)

Transactions with United Online‑Post‑Separation

In connection with the Separation, FTD entered into various agreements with United Online, including The Separation and Distribution Agreement, The Transition Services Agreement, The Tax Sharing Agreement, and The Employee Matters Agreement. These agreements, which became effective on November 1, 2013, govern the relationship between United Online and the Company after the Separation, and set forth, among other things, the rights and obligations of FTD and United Online regarding the Separation including: the rights and obligations related to tax payments and the administration of tax matters post‑Separation; transitional services to be provided by United Online after the Separation; the rights and authority of United Online to control and settle certain litigation as disclosed in Note 15—“Commitment and Contingencies;” and the treatment of certain employee matters. No amounts were paid during the year ended December 31, 2013. The Company paid $0.6 million to United Online during the year ended December 31, 2014 under the Transition Services Agreement. The transition services were completed on April 15, 2014.

The I.S. Group Limited

Interflora holds an equity investment of 20.4% in The I.S. Group Limited (“I.S. Group”). The investment was $1.6 million at December 31, 2015 and $1.7 million at December 31, 2014, and is included in other assets in the condensed consolidated balance sheets. I.S. Group supplies floral-related products to Interflora’s floral network members in both the U.K. and the Republic of Ireland as well as to other customers. Interflora derives revenues from I.S. Group from (i) the sale of products (sourced from third-party suppliers) to I.S. Group for which revenue is recognized on a gross basis, (ii) commissions on products sold by I.S. Group (sourced from third-party suppliers) to floral network members, and (iii) commissions for acting as a collection agent on behalf of I.S. Group. Revenues related to products sold to and commissions earned from I.S. Group were $2.8 million, $3.0 million, and $2.7 million in the years ended December 31, 2015, 2014, and 2013, respectively. In addition, Interflora purchases products from I.S. Group for sale to consumers. The cost of revenues related to products purchased from I.S. Group was $0.4 million, $0.3 million, and $0.4 million in the years ended December 31, 2015, 2014, and 2013, respectively. Amounts due from I.S. Group were $0.3 million at December 31, 2015 and $0.5 million at December 31, 2014, and amounts payable to I.S. Group were $1.4 million and $1.5 million at December 31, 2015 and December 31, 2014, respectively.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL, INTANGIBLE ASSETS, AND OTHER LONG‑LIVED ASSETS

Goodwill

The Company tests goodwill for impairment annually during the fourth quarter of each year at the reporting unit level. The Consumer, Florist, International and Personal Creations reporting units all passed step one of the goodwill impairment test and, therefore, their goodwill was determined not to be impaired. The ProFlowers/Gourmet Foods reporting unit, a significant portion of the Provide Commerce reporting segment, failed step one of the goodwill impairment test. During the first year subsequent to the Acquisition, the Company’s focus for this reporting unit was on improving profitability. During certain periods of the year, decisions to reduce operating expenses resulted in expected reductions in revenue. Prior to the fourth quarter, there were no events or circumstances that constituted an indicator of impairment based on management’s review of potential indicators. During the fourth quarter, which included an important holiday period, this reporting unit did not meet its sales volume and profitability goals. Such results, along with more competitive market conditions, led management to reassess its assumptions for the next fiscal year budget. This resulted in lower expected future revenue, profitability and cash flows, which were used to estimate the fair value of the ProFlowers/Gourmet Foods reporting unit. Due to the reduction in the reporting unit fair value, the reporting unit failed step one of the annual impairment test.

Because our annual test indicated that the ProFlowers/Gourmet Foods’ carrying value exceeded its estimated fair value, a second phase of the goodwill impairment test was performed. Under step two, the fair value of all ProFlowers/Gourmet Foods assets and liabilities were estimated, including tangible assets, developed technology, customer relationships, and trade names, for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of the goodwill was then compared to the recorded goodwill to determine the amount of the impairment. The Company recorded an impairment charge of $85.0 million.

The changes in the net carrying amount of goodwill the years ended December 31, 2015 and 2014 were as follows (in thousands):

				Provide
	Consumer	Florist	International	Commerce	Total
Goodwill at December 31, 2013	$133,226	$109,651	$98,063	$—	$340,940
Foreign currency translation	—	—	(5,804)	—	(5,804)
Provide Commerce acquisition(a)	—	—	—	297,076	297,076
Goodwill at December 31, 2014	$133,226	$109,651	$92,259	$297,076	$632,212

				Provide
	Consumer	Florist	International	Commerce	Total
Goodwill at December 31, 2014	$133,226	$109,651	$92,259	$297,076	$632,212
Foreign currency translation	—	—	(4,981)	—	(4,981)
Provide Commerce acquisition(b)	—	—	—	19,425	19,425
Impairment of Goodwill(c)	—	—	—	(85,000)	(85,000)
Goodwill at December 31, 2015	$133,226	$109,651	$87,278	$231,501	$561,656

(a)	As a result of the Acquisition, the Company’s operating and reportable segments changed to include a fourth segment, Provide Commerce.
(b)	Adjustments to goodwill include revisions to fair value amounts and the final working capital adjustment, which were recorded during the year ended December 31, 2015.
(c)	During the year ended December 31, 2015, the Company recorded an impairment charge of $85.0 million related to the ProFlowers/Gourmet Foods reporting unit.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2008, the Company recorded an impairment charge of $116.3 million. The table above reflects the Company’s goodwill balances net of this accumulated impairment charge. The accumulated total goodwill impairment was $201.3 million at December 31, 2015.

Intangible Assets

Intangible assets are primarily related to the acquisition of Provide Commerce in December 2014 and the acquisition of the Company by United Online in August 2008 and consist of the following (in thousands):

	December 31, 2015			December 31, 2014
	Gross	Accumulated		Gross	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
Complete technology	$77,494	$(48,438)	$29,056	$77,847	$(41,480)	$36,367
Customer contracts and relationships	195,209	(149,636)	45,573	199,271	(104,972)	94,299
Trademarks and trade names	274,606	(8,676)	265,930	305,245	(258)	304,987
Total	$547,309	$(206,750)	$340,559	$582,363	$(146,710)	$435,653

Some of the Company’s trademarks and trade names are indefinite‑lived for which there is no associated amortization expense or accumulated amortization. At December 31, 2015 and December 31, 2014, such indefinite‑lived assets, after impairment and foreign currency translation adjustments, totaled $154.2 million and $247.5 million, respectively. Included in the above intangible assets are $36.3 million of complete technology, $91.1 million of customer contracts and relationships, and $119.4 million of trademarks and trade names acquired in connection with the Acquisition, which are based on fair value estimates.

We elected to perform the one step quantitative impairment test for our indefinite-lived intangible assets under ASC 350. Under the one step quantitative impairment test, the fair values of indefinite-lived intangible assets are compared to their respective carrying amounts and, if the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to the excess. The annual quantitative indefinite-lived intangible assets impairment test resulted in the determination that the fair values of the indefinite-lived intangible assets exceeded their carrying amounts.

As a result of the impairment of the ProFlowers/Gourmet Foods’ goodwill, we assessed if there was any impairment of intangible or other long-lived assets within the ProFlowers/Gourmet Foods’ reporting unit and concluded that such assets were not impaired.

As of December 31, 2015, estimated future intangible assets amortization expense for each of the next five years and thereafter, was as follows (in thousands):

For the Year Ended	Future Amortization Expense
2016	$61,059
2017	15,284
2018	15,283
2019	15,283
2020	8,015
Thereafter	71,403
Total	$186,327

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FINANCING ARRANGEMENTS

Amended and Restated Credit Agreement

On July 17, 2013, FTD Companies, Inc. entered into a credit agreement (the “2013 Credit Agreement”) with Interflora, certain wholly owned domestic subsidiaries of FTD Companies, Inc. party thereto as guarantors, the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), which provided for a $350 million five‑year revolving credit facility. On July 17, 2013, FTD Companies, Inc. drew $220 million of the new $350 million revolving credit facility and used this, together with approximately $19 million of its existing cash balance, to repay amounts outstanding under its previous credit facility in full and to pay fees and expenses related to the 2013 Credit Agreement.

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

The proceeds of the term loan were used to repay a portion of outstanding revolving loans and, on December 31, 2014, the Company borrowed $120 million under the Acquisition Advance to fund the cash portion of the Acquisition purchase price. The obligations under the Amended and Restated Credit Agreement are guaranteed by certain of FTD Companies, Inc.’s wholly owned domestic subsidiaries (together with FTD Companies, Inc., the “U.S. Loan Parties”). In addition, the obligations under the Amended and Restated Credit Agreement are secured by a lien on substantially all of the assets of the U.S. Loan Parties, including a pledge of all of the outstanding capital stock of certain direct subsidiaries of the U.S. Loan Parties (except with respect to foreign subsidiaries and certain domestic subsidiaries whose assets consist primarily of foreign subsidiary equity interests, in which case such pledge is limited to 66% of the outstanding capital stock).

The interest rates applicable to borrowings under the Amended and Restated Credit Agreement are based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to the Company’s net leverage ratio. At December 31, 2015, the base rate margin was .75% per annum and the LIBOR margin was 1.75% per annum. In addition, the Company pays a commitment fee ranging from 0.20% per annum to 0.40% per annum on the unused portion of the revolving credit facility. The interest rates (based on LIBOR) at December 31, 2015, under the term loan and the revolving credit facility were 2.36% and 2.17%, respectively. The commitment fee rate at December 31, 2015, was 0.25%. The Amended and Restated Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, that, among other things, require the Company to maintain compliance with a maximum net leverage ratio and a minimum consolidated fixed charge coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, and asset sales, and the Company’s ability to incur additional debt and additional liens.

The term loan is subject to amortization payments of $5 million per quarter and customary mandatory prepayments under certain conditions. During the year ended December 31, 2015, the Company made scheduled payments of $20 million under the term loan and an additional net $20 million prepayment of the amounts outstanding under the revolving credit facility. The outstanding balance of the term loan and all amounts outstanding under the revolving credit facility are due upon maturity in September 2019. The future minimum principal payments through the

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

maturity date of the Amended and Restated Credit Agreement were as follows for each of the next five years (in thousands):

For the Year Ended	Future Minimum Principle Payments
2016	$20,000
2017	20,000
2018	20,000
2019	240,000
2020	—
Total	$300,000

2011 Credit Agreement

Prior to entering into the 2013 Credit Agreement, the Company had outstanding debt under the 2011 Credit Agreement. On June 10, 2011, FTD Group entered into a credit agreement (the “2011 Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent for the lenders, to refinance its previously outstanding credit facility. The 2011 Credit Agreement provided FTD Group with a $315 million senior secured credit facility consisting of (i) a $265 million seven‑year term loan (the “2011 Term Loan”) and (ii) a $50 million five‑year revolving credit facility (the “2011 Revolving Credit Facility”), and certain other financial accommodations, including letters of credit.

The interest rates on both the 2011 Term Loan and the 2011 Revolving Credit Facility under the 2011 Credit Agreement were either a base rate plus 2.5% per annum, or LIBOR plus 3.5% per annum (with a LIBOR floor of 1.25% in the case of the 2011 Term Loan and step downs in the LIBOR margin on the 2011 Revolving Credit Facility depending on FTD Group’s net leverage ratio). In addition, there was a commitment fee, which was equal to 0.45% per annum on the unused portion of the 2011 Revolving Credit Facility.

The refinancing of both the 2013 Credit Agreement and the 2011 Credit Agreement were accounted for in accordance with ASC 470, Debt. Losses on extinguishment of debt of $0.1 million and $2.3 million were recorded in interest expense in connection with the refinancing of the 2013 Credit Agreement during the year ended December 31, 2014 and the 2011 Credit Agreement during the year ended December 31, 2013, respectively. The changes in the Company’s debt balances, net of discounts, for the years ended December 31, 2015 and 2014 were as follows (in thousands):

	Balance at			Balance at
	December 31,	Draw Down	Repayments	December 31,
	2013	of Debt	of Debt	2014
2013 Credit Agreement (a):
Revolving Credit Facility	$220,000	$120,000	$(200,000)	$140,000
Term Loan	—	200,000	—	200,000
Total	$220,000	$320,000	$(200,000)	$340,000

	Balance at			Balance at
	December 31,	Draw Down	Repayments	December 31,
	2014	of Debt	of Debt	2015
Amended and Restated Credit Agreement:
Revolving Credit Facility	$140,000	$10,000	$(30,000)	$120,000
Term Loan	200,000	—	(20,000)	180,000
Total	$340,000	$10,000	$(50,000)	$300,000

(a)	As amended and restated on September 19, 2014.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2015, the remaining borrowing capacity under the Amended and Restated Credit Agreement, which was reduced by $2.6 million in outstanding letters of credit, was $227.4 million.

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

The estimated fair values and notional values of outstanding derivative instruments at December 31, 2015 and December 31, 2014 were as follows (in thousands):

		Estimated Fair Value of		Notional Value of
		Derivative Instruments		Derivative Instruments
	Balance Sheet	December 31,		December 31,
	Location	2015	2014	2015	2014
Derivative Assets:
Interest rate caps	Other assets	$35	$370	$130,000	$130,000

The Company recognized the following gains/(losses) from derivatives, before tax, in other comprehensive income/(loss) (in thousands):

	Year Ended
	December 31,
	2015	2014	2013
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate caps	$(335)	$(874)	$544
Derivatives Designated as Net Investment Hedging Instruments:
Forward foreign currency exchange contracts	$—	$—	$101

The effective portion, before tax effect, of the Company’s interest rate caps designated as cash flow hedging instruments was $1.4 million, $1.5 million, and $0.7 million at December 31, 2015, 2014, and 2013. At December 31, 2015, $0.6 million of this amount was expected to be reclassified from accumulated other comprehensive loss into interest expense in the consolidated statements of operations within the next twelve months. During the year ended December 31, 2015, $0.5 million was reclassified from accumulated other comprehensive loss into interest expense in the condensed consolidated statements of operations. No amounts were reclassified out of accumulated other comprehensive loss during the years ended December 31, 2014 and 2013. There was no ineffectiveness related to the Company’s forward foreign currency exchange contracts designated as net investment hedging instruments for the years ended December 31, 2015, 2014 and 2013.

During the year ended December 31, 2014 the Company entered into forward foreign currency exchange contracts which were not designated as hedging instruments. Accordingly, gains and losses related to changes in the fair value of such contracts are reflected in other income, net in the consolidated statement of operations for the year ended December 31, 2014. During the year ended December 31, 2015, the Company had no forward foreign currency exchange contracts outstanding.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. FAIR VALUE MEASUREMENTS

The following table presents estimated fair values of financial assets and liabilities and derivative instruments that were required to be measured at fair value on a recurring basis (in thousands):

	December 31, 2015			December 31, 2014
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Money market funds	$7,024	$7,024	$—	$56,595	$55,350	$1,245
Derivative assets	35	—	35	370	—	370
Total	$7,059	$7,024	$35	$56,965	$55,350	$1,615
Liabilities:
Non-qualified deferred compensation plan	$3,950	$—	$3,950	$11,617	$—	$11,617
Total	$3,950	$—	$3,950	$11,617	$—	$11,617

Provide Commerce has an executive deferred compensation plan for key management level employees under which such employees could elect to defer receipt of current compensation. This plan is intended to be an unfunded, non-qualified deferred compensation plan that complies with the provisions of section 409A of the Internal Revenue Code. At the time of the Acquisition, contributions to the plan were suspended except those relating to any compensation earned but not yet paid as of the date of the Acquisition. The plan assets, which consist primarily of life insurance contracts recorded at their cash surrender value, were $12.0 million and $12.5 million at December 31, 2015 and December 31, 2014 and are included in other assets in the accompanying condensed consolidated balance sheets.

The Company estimated the fair value of its long‑term debt using a discounted cash flow approach that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimated credit spread. At December 31, 2015, the Company estimated its credit spread as 2.1% and 2.7% for the term loan and revolving credit facility, respectively, resulting in yield-to-maturity estimates for the term loan and revolving credit facility of 3.5% and 4.1% respectively. At December 31, 2014, the Company estimated its credit spread as 2.0% and 2.6% for the term loan and revolving credit facility, respectively, resulting in yield-to-maturity estimates for the term loan and revolving credit facility of 3.6% and 4.2%, respectively. The table below summarizes the carrying amounts and estimated fair values for long-term debt (in thousands):

	December 31, 2015		December 31, 2014
	Carrying	Estimated Fair Value	Carrying	Estimated Fair Value
	Amount	Level 2	Amount	Level 2
Long-term debt, including current portion	$300,000	$297,876	$340,000	$338,223

Fair value approximates the carrying amount of financing receivables because such receivables are discounted at a rate comparable to market. Fair values of cash and cash equivalents, short‑term accounts receivable, accounts payable, and accrued liabilities approximate their carrying amounts because of their short‑term nature.

10. STOCKHOLDERS’ EQUITY

Capital Stock

Immediately prior to the Separation, the previously authorized shares of FTD Companies, Inc. capital stock were increased to 65.0 million, divided into 60.0 million shares of common stock, par value $0.0001 per share, and 5.0 million shares of preferred stock, par value $0.0001 per share. The previously issued and outstanding 0.01 million shares were automatically reclassified and became 18.6 million shares of common stock. On November 1, 2013, United

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Online’s net investment in FTD was re‑designated as FTD stockholders’ equity and allocated between common stock and additional paid‑in‑capital based on the number of shares of FTD common stock outstanding. In connection with the Acquisition, the Company issued 10.2 million shares of FTD common stock to Liberty. As of December 31, 2015, Liberty holds approximately 37% of the outstanding shares of FTD common stock.

At December 31, 2015, none of the 5.0 million shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock. The Company’s board of directors has the authority, without action by the Company’s stockholders, to designate and issue the preferred stock in one or more series and to designate the rights, preferences, limitations and privileges of each series of preferred stock, which may be greater than the rights of the Company’s common stock.

Dividends

The Company has not paid any cash dividends on its common stock since the Separation on November 1, 2013.

Common Stock Repurchases

On February 27, 2014, the Company’s board of directors authorized a common stock repurchase program (the “Repurchase Program”) that allows FTD Companies, Inc. to repurchase up to $50 million of its common stock from time to time over a two‑year period in both open market and privately negotiated transactions. Repurchased shares generally will be held in treasury pending use for general corporate purposes, including issuances under various employee and director stock plans. No purchases were made under the Repurchase Program prior to 2015. At December 31, 2015, the Company has repurchased 1.8 million shares under the Repurchase Program at an average cost per share of $27.31,  fully utilizing the $50 million authorization.  On March 8, 2016, the Company’s board of directors authorized a new common stock repurchase program that allows FTD Companies, Inc. to repurchase up to $60 million of its common stock from time to time over a two‑year period in both open market and privately negotiated transactions.

Upon vesting of restricted stock units (“RSUs”) or exercise of stock options, the Company does not collect the minimum statutory withholding taxes in cash from employees. Instead, the Company automatically withholds, from the RSUs that vest or stock options exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock but are not considered repurchases under the Repurchase Program. The Company then pays the minimum statutory withholding taxes in cash. During the year ended December 31, 2015, 0.2 million RSUs vested for which 0.1 million shares were withheld to cover the minimum statutory withholding taxes of $2.6 million. During the year ended December 31, 2014, 0.2 million RSUs vested for which 0.1 million shares were withheld to cover the minimum statutory withholding taxes of $2.4 million.

11. INCENTIVE COMPENSATION PLANS

FTD Companies, Inc. Amended and Restated 2013 Incentive Compensation Plan

In June 2015, stockholders approved the amendment and restatement of the FTD Companies, Inc. Amended and Restated 2013 Incentive Compensation Plan (as so amended, the “Amended and Restated 2013 Plan ”), which provides for the granting of awards to employees and non-employee directors, including stock options, stock appreciation rights, RSUs and other stock-based awards. Under the Amended and Restated 2013 Plan, 5.2 million shares of FTD common stock have been reserved for issuance of awards. At December 31, 2015, the Company had 3.2 million shares available for issuance under the Amended and Restated 2013 Plan.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Conversion of United Online Stock Options and Stock Unit Awards

Prior to November 1, 2013, the Company’s employees were generally eligible to participate in the stock‑based compensation plans of United Online. Under these plans, certain employees of the Company received grants of RSUs and stock options for United Online common stock. Additionally, all eligible Company employees were provided the opportunity to participate in United Online’s employee stock purchase plan prior to the Separation. In connection with the Separation, equity awards previously granted under the stock‑based compensation plans of United Online, and outstanding at the Separation date, were adjusted and converted into new equity awards under the 2013 Plan. Awards for 0.5 million shares and options to purchase 0.2 million shares of FTD common stock were issued as a result of the conversion.

Stock‑Based Compensation

The following table summarizes the non-cash stock‑based compensation incurred under the 2013 Plan and the United Online stock‑based compensation plans that has been included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenues	$109	$95	$10
Sales and marketing	3,344	2,457	1,733
General and administrative	9,459	4,799	2,222
Total stock-based compensation	$12,912	$7,351	$3,965
Tax benefit recognized	$3,580	$2,158	$1,144

Allocated expenses from United Online included stock‑based compensation of $0.9 million for the ten months ended October 31, 2013, for the employees of United Online whose cost of services were partially allocated to the Company. These costs are not reflected in the table above; however, these costs are included in general and administrative expenses in the consolidated statements of operations. For additional information related to costs allocated to the Company by United Online see Note 5—“Transactions with Related Parties.”

Restricted Stock Units

RSUs have been granted to certain employees and non-employee directors of the Company and represent the right to receive unrestricted shares of common stock based on service. Compensation cost is recognized over the service period. The fair value of each grant is equal to the share price at the date of grant. RSUs generally vest over a one‑ to four‑year period under a variety of vesting schedules and are canceled upon termination of employment or board membership.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes activity for RSUs awarded to the Company’s eligible employees and non-employee directors during the years ended December 31, 2015, 2014 and 2013:

	FTD	Weighted-Average
	Restricted Stock	Grant Date
	Units	Fair Value
	(in thousands)
Nonvested at December 31, 2012	369	$21.94
Granted	390	25.11
Vested	(205)	22.39
Cancelled	(22)	22.27
Nonvested at December 31, 2013	532	24.08
Granted	277	32.13
Vested	(206)	24.51
Cancelled	(19)	25.77
Nonvested at December 31, 2014	584	27.68
Granted	388	33.54
Vested	(245)	27.19
Cancelled	(78)	31.58
Nonvested at December 31, 2015	649	$30.91

The fair value of RSUs that vested during the years ended December 31, 2015, 2014, and 2013 was $6.6 million, $5.0 million, and $5.5 million, respectively. The intrinsic value of nonvested RSUs awarded to the Company’s eligible employees and non-employee directors was $17.0 million at December 31, 2015. At December 31, 2015, 0.6 million nonvested RSUs were expected to vest, with an intrinsic value totaling $15.7 million. At December 31, 2015, total unrecognized compensation cost related to nonvested RSUs, net of expected forfeitures, was $14.5 million, which was expected to be recognized over a weighted‑average period of 1.3 years.

Stock Option Awards

Stock options are granted with an exercise price equal to the market value of the underlying stock on the grant date, and generally vest over a three‑ or four‑year period under a variety of vesting schedules and are canceled upon termination of employment. Stock option grants expire after 5-10 years unless canceled earlier due to termination of employment. Upon the exercise of a stock option award, shares of common stock are issued from authorized but unissued shares. Stock‑based compensation is measured at fair value and expensed on a straight‑line basis over the requisite service period.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes stock option activity for the years ended December 31, 2015, 2014, and 2013 and stock options outstanding and exercisable at December 31, 2015:

	FTD		Weighted-Average
	Options	Weighted-Average	Remaining	Aggregate
	Outstanding	Exercise Price	Contractual Life	Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding options at December 31, 2012	314	$27.18
Options granted	98	31.04
Options exercised	(200)	23.93
Options forfeited	—	—
Options expired	—	—
Outstanding options at December 31, 2013	212	32.04	7.8
Options granted	194	31.28
Options exercised	—	—
Options forfeited	(8)	31.40
Options expired	(17)	66.93
Outstanding options at December 31, 2014	381	30.15	8.2
Options granted	1,850	29.97
Options exercised	0	31.40
Options forfeited	(88)	30.18
Options expired	(5)	36.81
Outstanding options at December 31, 2015	2,138	29.98	5.4	$-
Exercisable at December 31, 2015	203	29.01	6.6	$-
Expected to vest December 31, 2015	1,836	$30.08	5.3	$-

The weighted‑average grant date fair value of these stock options was $7.63,  $13.77, and $14.22 for the years ended December 31, 2015 and 2014 and the period November 1, 2013 through December 31, 2013, respectively. United Online did not grant any stock options to Company employees during the year ended December 31, 2013. At December 31, 2015 total unrecognized compensation cost related to nonvested stock options awarded to the Company’s eligible employees, net of expected forfeitures, was $11.8 million, which was expected to be recognized over a weighted‑average period of 1.5 years. Cash of less than $0.1 million and $4.8 million was received from the exercise of stock options in the years ended December 31, 2015 and 2013, respectively. The total intrinsic value of stock options exercised during the year ended December 31, 2015 and 2013 was $0.1 million and $1.7 million, respectively. No options were exercised during the year ended December 31, 2014.

Prior to November 1, 2013, for stock‑based compensation awards granted by the Company’s former parent, United Online, stock‑based compensation expense was determined using United Online’s assumptions for volatility, dividend yield and expected term. For stock options granted by the Company for the years ended December 31, 2015 and 2014 and the period from November 1 to December 31, 2013, the fair value of stock options granted were estimated at

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the date of grant using the Black‑Scholes option-pricing model. The table below summarizes the weighted average assumptions used by the Company to estimate the fair value of stock options at the grant date:

			For the Period
	For the Year	For the Year	November 1, 2013
	Ended	Ended	through
	December 31, 2015	December 31, 2014	December 31, 2013
Risk-free interest rate	1.3%	2.0%	1.8%
Expected term (in years)	3.63	6.25	6.0
Dividend yield	0%	0%	0%
Expected volatility	31.7%	42.1%	46.2%

The risk‑free interest rate assumed by the Company in valuing stock options was based on the U.S. Treasury yield curve in effect at the time of the grant. The Company used the simplified method for estimating the expected term because the Company did not have adequate historical data to estimate expected term. The Company estimated the dividend yield as 0% as the Company does not currently intend to pay dividends. During both the years ended December 31, 2015 and 2014 and the period from November 1 to December 31, 2013, the Company calculated expected stock price volatility based on a combination of the historical volatility of both the Company’s and United Online’s common stock as the Company represented a significant portion of consolidated United Online prior to the Separation and the Company does not yet have sufficient history on which to base an assumption solely on its historical volatility. For awards granted prior to the Separation, United Online's assumptions at the time of the grant were used.

Employee Stock Purchase Plans

Prior to the Separation, United Online maintained the 2010 Employee Stock Purchase Plan, under which eligible employees could authorize payroll deductions of up to 15% of their compensation to purchase shares of United Online common stock on two purchase dates each year at a purchase price per share equal to 85% of the lower of (i) the closing market price per share of United Online common stock on the employee’s entry date into the two‑year offering period in which the purchase date occurs or (ii) the closing market price per share of United Online common stock on the purchase date. Each offering period generally has a 24‑month duration and purchase intervals of six months.

In connection with the Separation, on October 31, 2013, each outstanding stock purchase right under United Online’s 2010 Employee Stock Purchase Plan automatically was exercised by applying the payroll deductions or other permitted contributions of each participant thereunder to the purchase of shares of United Online common stock at the purchase price per share in effect for that purchase interval. These purchased shares of United Online common stock were subject to a conversion adjustment mechanism similar to that described above related to other FTD equity awards.

In January 2014, eligible employees of the Company were able to begin participating in the FTD Amended and Restated 2013 Employee Stock Purchase Plan (the “2013 ESPP”). On October 30, 2014, the FTD board of directors approved the termination of the 2013 ESPP, which termination was effective as of May 1, 2015, following the close of the six-month purchase interval under the 2013 ESPP that ended on April 30, 2015.

At the Company’s 2015 annual meeting, stockholders approved FTD Companies, Inc. 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which opened to eligible employees in July 2015. Under the 2015 ESPP, eligible employees could authorize payroll deductions of up to 15% of their compensation to purchase shares of FTD common stock on one purchase date each six months at a purchase price per share equal to 85% of the lower of (i) the closing market price per share of FTD common stock on the employee’s entry date or (ii) the closing market price per share of FTD common stock on the purchase date. Each offering period has a six month duration and purchase interval.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the 2015 ESPP and 2013 ESPP shares and the United Online 2010 Employee Stock Purchase Plan shares were estimated using the Black‑Scholes option‑pricing model with the following weighted‑average assumptions:

	FTD Assumptions		United Online Assumptions
	For the Year	For the Year	For the Period
	Ended December 31,	Ended December 31,	January 1, 2013 through
	2015	2014	October 31, 2013
Risk-free interest rate	0.1%	0.2%	0.2%
Expected term (in years)	0.5 - 1.0	0.5 - 2.0	0.5 - 2.0
Dividend yield	—%	—%	7.6%
Expected Volatility	30.0%	29.7%	37.4%

The risk-free interest rate assumed by the Company in valuing stock options was based on the U.S. Treasury yield curve in effect at the time of the grant. The expected term represents the amount of time remaining in the respective offering period. The Company estimated the dividend yield as 0% as the Company does not currently intend to pay dividends. Subsequent to the Separation, volatility has been determined based on a combination of the Company’s and United Online’s historical volatility as the Company represented a significant portion of consolidated United Online prior to the Separation and the Company does not yet have sufficient history to base an assumption on solely its historical volatility. For awards granted prior to the Separation, United Online’s assumptions at the time of the grant were used.

For each of the years ended December 31, 2015 and 2014, the Company recognized $0.4 million of stock-based compensation related to the ESPP. For the years ended December 31, 2013, the Company recognized $0.1 million of stock‑based compensation related to the United Online 2010 Employee Stock Purchase Plan.

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

As part of the Separation, FTD entered into a Tax Sharing Agreement with United Online, which governs United Online and FTD’s rights, responsibilities and obligations after the Separation with respect to the payment of taxes, including any taxes that may be imposed that arise from the failure of the distribution to qualify as tax free for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code and sets forth the respective obligations among the Company and United Online with respect to the preparation and filing of tax returns, the administration of tax audits and disputes and other tax matters. During the year ended December 31, 2013, the Company paid $13.2 million to United Online in respect of U.S. federal and state income tax amounts relating to periods prior to the Separation. This amount was recorded in income taxes payable on the consolidated balance sheet as of December 31, 2013. At December 31, 2014, the amount payable to United Online was $0.5 million, which was paid in January 2015. With that payment, the Company has settled all current tax liabilities with United Online.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income before income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$(92,985)	$21,604	$14,608
Foreign	13,176	10,856	8,166
Income/(loss) before income taxes	$(79,809)	$32,460	$22,774

The provision for income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$11,637	$14,481	$13,088
State	2,427	1,695	1,872
Foreign	2,461	2,584	2,432
	16,525	18,760	17,392
Deferred:
Federal	(13,003)	(8,411)	(5,088)
State	(3,562)	(286)	83
Foreign	(943)	(433)	(2,115)
	(17,508)	(9,130)	(7,120)
Provision/(benefit) for income taxes	$(983)	$9,630	$10,272

The provision for income taxes reconciled to the amount computed by applying the statutory federal rate to income before taxes as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Federal taxes at statutory rate of 35%	$(27,933)	$11,361	$7,971
State income taxes, net	(322)	1,002	824
Nondeductible goodwill	29,678	—	—
Effects of foreign income	(3,164)	(2,713)	(2,262)
Foreign distribution	3,574	3,931	3,038
Foreign tax credit	(2,232)	(3,562)	(2,355)
Deferred tax adjustment - U.K. statutory rate reduction	(819)	—	(1,434)
Deferred tax adjustment - statutory state rate change	(550)	—	589
Change in valuation allowance	—	(2,824)	—
Transaction-related costs	61	1,803	3,706
Other items, net	724	632	195
Provision/(benefit) for income taxes	$(983)	$9,630	$10,272

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The significant components of net deferred tax balances were as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss and foreign tax credit carryforwards	$3,333	$5,672
Allowances and reserves	4,457	6,372
Stock-based compensation	3,724	1,681
Deferred compensation	8,038	10,169
Other, net	4,422	9,388
Total gross deferred tax assets	23,974	33,282
Less: valuation allowance	—	—
Total deferred tax assets, net of valuation allowance	23,974	33,282
Deferred tax liabilities:
Amortization of intangible assets	(110,392)	(155,399)
Depreciation and amortization	(24,593)	(9,236)
Other, net	(1,758)	(1,248)
Total deferred tax liabilities	(136,743)	(165,883)
Total net deferred tax liabilities	$(112,769)	$(132,601)

As discussed in Note 1 – “Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements”, we have elected to adopt early and retrospectively apply the presentation requirements of ASU 2015-17.

In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis.

At December 31, 2015, 2014 and 2013, the Company had gross unrecognized tax benefits totaling $0.3 million, $0.6 million and $0.6 million, respectively, of which $0.2 million, $0.5 million and $0.6 million, respectively, would have an impact on the Company’s effective income tax rate, if recognized. A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (before federal impact of state items), excluding interest and penalties, was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$542	$620	$527
Additions for prior year tax positions	107	—	93
Reductions for prior year tax positions	(32)	(30)	—
Settlements	(184)	—	—
Reductions due to lapse in statutes of limitations	(164)	(48)	—
Ending balance	$269	$542	$620

The Company is currently under audit by the Internal Revenue Service (“IRS”) and certain state, local, and foreign tax authorities. The examinations are in varying stages of completion. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, case law developments and closing of statutes of limitations. Such adjustments are reflected in the provision for income taxes, as appropriate. Tax years prior to 2010 are generally not subject to examination by the IRS except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. With few exceptions, the Company is not subject to state or local examinations for years prior to 2009. In the U.K., tax years

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2011 and prior are closed to audit due to the expiration of the statute of limitations. The Company is generally not able to reliably estimate the ultimate settlement amounts until the close of the audit. While the Company does not expect material changes, it is possible that the amount of unrecognized benefit with respect to its uncertain tax positions could significantly increase or decrease within the next 12 months related to the Company’s ongoing audits. At this time, the Company is unable to make a reasonable estimate of the range of impact on the balance of uncertain tax positions or the impact on the effective income tax rate related to such positions.

The Company had immaterial amounts accrued for interest and penalties relating to uncertain tax positions at December 31, 2015 and 2014, which are included in income taxes payable. The Company recognized immaterial amounts of net interest and penalties relating to uncertain tax positions for the years ended December 31, 2015, 2014 and 2013, respectively.

13. EARNINGS PER SHARE

Certain of the Company’s RSUs are considered participating securities because they contain a non‑forfeitable right to dividends irrespective of whether dividends are actually declared or paid or the awards ultimately vest. Accordingly, the Company computes earnings per share pursuant to the two‑class method in accordance with ASC 260, Earnings Per Share.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income/(loss)	$(78,826)	$22,830	$12,502
Income allocated to participating securities	—	(514)	—
Net income/(loss) attributable to common stockholders	$(78,826)	$22,316	$12,502
Denominator:
Basic average common shares outstanding	28,722	18,962	18,640
Add: Dilutive effect of non-participating securities	—	51	19
Diluted average common shares outstanding	28,722	19,013	18,659
Basic earnings/(loss) per common share	$(2.74)	$1.18	$0.67
Diluted earnings/(loss) per common share	$(2.74)	$1.17	$0.67

Immediately prior to the Separation, the authorized shares of FTD Companies, Inc. capital stock were increased from 0.01 million to 65.0 million, divided into 60.0 million shares of common stock, par value $0.0001 per share, and 5.0 million shares of preferred stock, par value $0.0001 per share. The 0.01 million shares of FTD common stock, par value $0.01 per share, that were previously issued and outstanding were automatically reclassified as and became 18.6 million shares of common stock, par value $0.0001 per share. In connection with the Separation, on November 1, 2013, holders of United Online common stock received one share of FTD common stock for every five shares of United Online common stock held on October 10, 2013, the record date. The same number of shares was used to calculate basic and diluted earnings per share for periods prior to the Separation since no FTD stock‑based awards were outstanding prior to the Separation. In addition, in connection with the Acquisition, the Company issued 10.2 million shares of FTD common stock to Liberty. The diluted earnings per common share computations exclude stock options and RSUs which are antidilutive. Weighted‑average antidilutive shares for the years ended December 31, 2015, 2014, and 2013 were 1.1 million, 0.3 million and less than 0.1 million, respectively.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. RESTRUCTURING AND OTHER EXIT COSTS

Restructuring and other exit costs were as follows (in thousands):

	Employee	Facility
	Termination	Closure	Asset
	Costs	Costs	Impairments	Total
Accrued as of December 31, 2013	$107	$54	$5	$166
Charges	—	220	—	220
Cash paid	(107)	(258)	(5)	(370)
Other adjustments	2,144	(16)	—	2,128
Accrued as of December 31, 2014	2,144	—	—	2,144
Charges	2,369	2,414	1,282	6,065
Cash paid	(4,498)	(863)	—	(5,361)
Other adjustments	25	(99)	(1,282)	(1,356)
Accrued as of December 31, 2015	$40	$1,452	$—	$1,492

During the year ended December 31, 2015, the Company incurred restructuring and other exit costs of $6.1 million primarily related to severance and lease termination and exit costs. Such costs are associated primarily with the shutdown of certain Provide Commerce developing businesses and locations. The Company currently does not expect significant additional costs related to these actions.

15. COMMITMENTS AND CONTINGENCIES

Leases

Future minimum lease payments at December 31, 2015 under non‑cancelable operating leases with initial lease terms in excess of one year were as follows (in thousands):

		Year Ending December 31,
	Total	2016	2017	2018	2019	2020	Thereafter
Operating leases	$34,552	$10,155	$8,136	$6,284	$3,385	$2,544	$4,048

The Company leases certain office space, data centers, distribution centers, vehicles, and office equipment under operating leases expiring at various periods through 2023. Certain of the Company’s operating leases include rent holidays, as well as rent escalation provisions. The Company records rent expense on a straight‑line basis over the lease term. Rent expense under operating leases for the years ended December 31, 2015, 2014, and 2013 was $10.1 million, $2.4 million, and $2.2 million, respectively,

Letters of Credit

Standby letters of credit are maintained by the Company to secure credit card processing activity and certain inventory purchases. The Company had $2.6 million of commitments under letters of credit at December 31, 2015 which were scheduled to expire within one year.

Other Commitments

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, sureties and insurance companies, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. FTD has entered into

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

indemnification agreements with its current and former directors and certain of its officers and employees that require FTD, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. In addition, FTD has also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. FTD maintains director and officer insurance, which may, in certain circumstances, cover specified liabilities, including those arising from its obligation to indemnify its current and former directors, certain of its officers and employees, and certain former officers, directors and employees of acquired companies.

It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

Legal Matters

In 2010, FTD.COM and Classmates, Inc. (a wholly owned subsidiary of United Online) received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that consists of the Attorneys General for the following states: Alabama, Alaska, Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, Nebraska, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, Texas, Vermont, Washington, and Wisconsin. The primary focus of the inquiry concerned certain post transaction sales practices in which these companies previously engaged with certain third-party vendors. On January 15, 2015, the Multistate Work Group responded to the companies’ December 23, 2014, offer with a counter offer seeking a payment from FTD.COM and Classmates, Inc. of $8 million relating to both companies and restitution from Classmates, Inc. of $3 million. In March 2015, FTD.COM and Classmates, Inc. accepted the Multistate Work Group’s latest counter offer. Final settlement agreements were approved by the respective court in each of the states listed above and the respective settlement payments, totaling $2.8 million, were made by FTD.COM to the various states in 2015.

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

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Commencing on August 19, 2009, the first of a series of consumer class action lawsuits was brought against Provide Commerce, Inc. and co-defendant Regent Group, Inc. d/b/a Encore Marketing International (“EMI”). Various cases were ultimately consolidated during the next three years into Case No. 09 CV 2094 in the United States District Court for the Southern District of California under the title In re EasySaver Rewards Litigation. Plaintiffs’ claims arise from their online enrollment in subscription based membership programs known as EasySaver Rewards, RedEnvelope Rewards, and Preferred Buyers Pass (collectively the “Membership Programs”) offered and administered by EMI. Plaintiffs claim that their enrollment was allegedly deceptive and therefore the charges to their credit or debit card accounts for membership fees for the Membership Programs were unauthorized. On February 22, 2010, Provide Commerce and EMI respectively filed motions to dismiss. On August 13, 2010, the court entered an order granting in part and denying in part the motions. Between August 13, 2010 and December 2011, plaintiffs filed various amended complaints and added or dismissed certain named plaintiffs. Plaintiffs filed the fourth amended complaint on December 14, 2011. The fourth amended complaint is the operative complaint. Plaintiffs assert ten claims against Provide Commerce and EMI in the fourth amended complaint: (1) breach of contract (against Provide Commerce only); (2) breach of contract (against EMI only); (3) breach of implied covenant of good faith and fair dealing; (4) fraud; (5) violations of the California Consumers Legal Remedies Act; (6) unjust enrichment; (7) violation of the Electronic Funds Transfer Act (against EMI only); (8) invasion of privacy; (9) negligence; and (10) violations of the Unfair Competition Law. Plaintiffs assert their claims individually and on behalf of a putative nationwide class. Plaintiffs sought damages, attorneys’ fees, and costs. Provide Commerce and EMI filed motions to dismiss the claims of plaintiffs Lawler, Walters, Cox, and Dickey on January 24, 2012. The motions to dismiss were fully briefed as of February 23, 2012, but the court had not yet conducted a hearing or ruled on the motions. The parties participated in numerous settlement conferences and mediations throughout the case in an effort to resolve this matter. On April 9, 2012, the parties reached an agreement on the high level terms of a settlement, conditioned on the parties negotiating and executing a complete written agreement. In the weeks following April 9, 2012, the parties negotiated a formal written settlement agreement (“Settlement”). Upon reaching the Settlement, the hearing on the motions to dismiss was vacated, and Provide Commerce and EMI have not answered the fourth amended complaint in light of the Settlement. The court granted the plaintiffs’ unopposed motion for preliminary approval of the Settlement on June 13, 2012. After notice to the class and briefing by the parties, the court conducted a final approval hearing (also known as a fairness hearing) on January 28, 2013, and took the matter under submission at the conclusion of the hearing. On February 4, 2013, the court entered its final order approving class action settlement, granting plaintiffs’ motion for attorneys’ fees, costs, and incentive awards, and overruling objections filed by a single objector to the Settlement. The court entered judgment on the settlement on February 21, 2013. The objector filed a notice of appeal with the Ninth Circuit Court of Appeals on March 4, 2013. After the completion of briefing, the Ninth Circuit set oral argument on the appeal for February 2, 2015. But on January 29, 2015, the Ninth Circuit entered an order deferring argument and resolution of the appeal pending the Ninth Circuit’s decision in a matter captioned Frank v.  Netflix, No. 12 15705+. The Ninth Circuit issued its opinion in Frank v.  Netflix, No. 12 15705+ on February 27, 2015, affirming the district court’s approval of a settlement between Walmart and a class of Netflix DVD subscribers. On

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 19, 2015, the Ninth Circuit entered an order vacating the judgment in this matter and remanding it to the district court for further proceedings consistent with Frank v. Netflix. On April 23, 2015, the district court entered an order reopening the case and ordering the parties to jointly submit a memorandum summarizing the import of the Frank v. Netflix decision and stating their intentions going forward. On May 4, 2015, such memorandum was filed by the parties and the objector also filed his own memorandum regarding these same topics on such date. After receiving the parties and objector’s memoranda, the district court ordered supplemental briefing on the issue of final settlement approval on May 21, 2015. The parties filed their respective opening supplemental briefs on June 18, 2015, the objector filed his opposition supplemental brief on July 2, 2015, and the parties filed their respective reply supplemental briefs on July 16, 2015. The district court has not yet set the hearing date for the pending final settlement approval motion.

The Company records a liability when it believes that it is both probable that a loss has been incurred, and the amount of loss can be reasonably estimated. The Company evaluates at least quarterly, developments in its legal matters that could affect the assessment of the probability of loss or the amount of liability, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate, (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At December 31, 2015 and December 31, 2014, the Company had reserves totaling $2.6 million and $5.4 million, respectively, for estimated losses related to certain legal matters. With respect to other legal matters, the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company’s business, financial condition, results of operations, or cash flows.

16. SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow disclosures (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest	$7,948	$5,574	$7,920
Cash paid for income taxes, net	$21,277	$18,800	$25,285

For the year ended December 31, 2014, non‑cash investing items included 10.2 million shares of FTD common stock that were issued to Liberty as a portion of the purchase price for the Acquisition. Such shares were valued at $355.3 million based on the closing price on December 31, 2014, the Acquisition date.

FTD COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Year Ended December 31, 2015:
Revenues	$367,781	$365,801	$188,519	$297,652
Operating income/(loss)	$4,240	$20,193	$(15,061)	$(80,624)
Net income/(loss)	$2,034	$17,819	$(16,479)	$(82,200)
Basic earnings/(loss) per common share	$0.07	$0.61	$(0.57)	$(2.90)
Diluted earnings/(loss) per common share	$0.07	$0.61	$(0.57)	$(2.90)

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Year Ended December 31, 2014:
Revenues	$189,853	$168,094	$125,100	$157,466
Operating income	$15,526	$11,098	$3,923	$7,057
Net income	$9,620	$4,709	$4,614	$3,887
Basic earnings per common share	$0.50	$0.24	$0.24	$0.20
Diluted earnings per common share	$0.50	$0.24	$0.24	$0.19

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FTD COMPANIES, INC.

(in thousands)

	Balance at	Additions	Charged		Balance
	Beginning	Charged to	to Other		at End of
	of Period	Expense	Accounts	Write-offs	Period
Allowance for doubtful accounts and sales allowances:
Year Ended December 31, 2015	$8,991	$1,685	$640	$(6,514)	$4,802
Year Ended December 31, 2014	$8,757	$1,659	$367	$(1,792)	$8,991
Year Ended December 31, 2013	$9,509	$1,548	$113	$(2,413)	$8,757

		Tax Valuation
		Allowance
		Charged
	Balance at	(Credited) to	Charged	Balance
	Beginning	Income Tax	to Other	at End of
	of Period	Provision	Accounts	Period
Valuation allowance for deferred tax assets:
Year Ended December 31, 2015	$—	$—	$—	$—
Year Ended December 31, 2014	$3,612	$(3,612)	$—	$—
Year Ended December 31, 2013	$7,985	$(4,373)	$—	$3,612