Form 10-Q
period 2016-03-31
FTD Companies, Inc.
filed 2016-05-06
CIK 1575360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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

There were 27,714,097 shares of the Registrant’s common stock outstanding at May 2, 2016.

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

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$65,220	$57,892
Accounts receivable, net of allowances of $6,439 and $4,802 at March 31, 2016 and December 31, 2015, respectively	31,132	28,177
Inventories	27,533	25,611
Income taxes receivable	2,919	5,450
Prepaid expenses and other current assets	11,925	15,767
Total current assets	138,729	132,897
Property and equipment, net	63,366	64,753
Intangible assets, net	324,078	340,559
Goodwill	559,429	561,656
Other assets	22,910	21,863
Total assets	$1,108,512	$1,121,728
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,000	$82,448
Accrued liabilities	56,749	54,087
Accrued compensation	15,607	21,193
Deferred revenue	8,083	5,421
Income taxes payable	1,084	840
Current portion of long-term debt	20,000	20,000
Total current liabilities	178,523	183,989
Long-term debt	270,286	274,946
Deferred tax liabilities, net	110,091	112,769
Other liabilities	7,348	8,798
Total liabilities	566,248	580,502
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, 5,000,000 shares, par value $0.0001, authorized; no shares issued and outstanding	—	—
Common stock, 60,000,000 shares, par value $0.0001, authorized; 29,544,994 and 29,427,365 shares issued at March 31, 2016 and December 31, 2015, respectively	3	3
Treasury stock, 1,830,897 shares at both March 31, 2016 and December 31, 2015	(50,000)	(50,000)
Additional paid-in capital	680,316	678,558
Accumulated deficit	(50,028)	(52,119)
Accumulated other comprehensive loss	(38,027)	(35,216)
Total stockholders’ equity	542,264	541,226
Total liabilities and stockholders’ equity	$1,108,512	$1,121,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Quarter Ended
	March 31,
	2016	2015
Revenues:
Products	$293,679	$331,739
Services	36,923	36,042
Total revenues	330,602	367,781
Operating expenses:
Cost of revenues—products	209,343	231,509
Cost of revenues—services	4,683	4,916
Sales and marketing	67,916	76,412
General and administrative	29,495	33,135
Amortization of intangible assets	15,416	15,401
Restructuring and other exit costs	433	2,168
Total operating expenses	327,286	363,541
Operating income	3,316	4,240
Interest income	121	144
Interest expense	(2,435)	(2,452)
Other income/(expense), net	1,809	(11)
Income before income taxes	2,811	1,921
Provision/(benefit) for income taxes	720	(113)
Net income	$2,091	$2,034
Earnings per common share
Basic earnings per share	$0.07	$0.07
Diluted earnings per share	$0.07	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Quarter Ended
	March 31,
	2016	2015
Net income	$2,091	$2,034
Other comprehensive loss :
Foreign currency translation	(2,879)	(6,638)
Cash flow hedges:
Changes in net gains/(losses) on derivatives, net of tax of $43 and $(10) for the quarters ended March 31, 2016 and 2015, respectively	68	(16)
Other comprehensive loss	(2,811)	(6,654)
Comprehensive loss	$(720)	$(4,620)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2015	29,427	$3	(1,831)	$(50,000)	$678,558	$(35,216)	$(52,119)	$541,226
Net income	—	—	—	—	—	—	2,091	2,091
Other comprehensive loss	—	—	—	—	—	(2,811)	—	(2,811)
Stock-based compensation	—	—	—	—	3,395	—	—	3,395
Tax shortfalls from equity awards	—	—	—	—	(4)	—	—	(4)
Vesting of restricted stock units and related repurchases of common stock	118	—	—	—	(1,633)	—	—	(1,633)
Balance at March 31, 2016	29,545	$3	(1,831)	$(50,000)	$680,316	$(38,027)	$(50,028)	$542,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Quarter Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$2,091	$2,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,277	20,755
Stock-based compensation	4,040	1,942
Provision for doubtful accounts receivable	1,693	285
Amortization of debt issuance costs	340	340
Deferred taxes, net	(2,515)	(4,833)
Excess tax (benefits) shortfalls from equity awards	4	(390)
Gains on life insurance	(1,583)	—
Other, net	1	52
Changes in operating assets and liabilities, net of acquisition related purchase accounting adjustments:
Accounts receivable, net	(4,709)	(4,439)
Inventories	(1,949)	(2,330)
Prepaid expenses and other assets	4,206	4,325
Accounts payable and accrued liabilities	(9,355)	125
Deferred revenue	2,694	4,487
Income taxes receivable or payable	2,781	2,579
Other liabilities	(1,441)	(2,991)
Net cash provided by operating activities	17,575	21,941
Cash flows from investing activities:
Purchases of property and equipment	(4,611)	(3,602)
Proceeds from life insurance	944	—
Net cash used for investing activities	(3,667)	(3,602)
Cash flows from financing activities:
Payments on long-term debt	(5,000)	(25,000)
Exercise of stock options and purchases from employee stock plans	—	7
Repurchases of common stock	(1,633)	(12,012)
Excess tax benefits (shortfalls) from equity awards	(4)	390
Net cash used for financing activities	(6,637)	(36,615)
Effect of foreign currency exchange rate changes on cash and cash equivalents	57	(929)
Change in cash and cash equivalents	7,328	(19,205)
Cash and cash equivalents, beginning of period	57,892	95,595
Cash and cash equivalents, end of period	$65,220	$76,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

FTD Companies, Inc. (together with its subsidiaries, “FTD” or the “Company”), is a premier floral and gifting company with a vision to be the leading and most trusted floral and gifting company in the world. Our mission is to inspire, support, and delight our customers when expressing life’s most important sentiments. We provide floral, specialty foods, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. Our business uses the highly recognized FTD® and Interflora® brands, both supported by the iconic Mercury Man® logo. While we operate primarily in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), and the Republic of Ireland, we have worldwide presence as our Mercury Man logo is displayed in nearly 40,000 floral shops in approximately 150 countries. Our diversified portfolio of brands also includes ProFlowers®, ProPlants®, Shari’s Berries®, Personal Creations®, RedEnvelope®, Flying Flowers®, Flowers Direct®, Ink CardsTM, PostagramTM, and Gifts.comTM. While floral arrangements and plants are our primary offerings, we also market and sell gift items, including gourmet-dipped berries and other sweets, personalized gifts, gift baskets, wine and champagne, jewelry, and spa products.

The principal operating subsidiaries of FTD Companies, Inc. are Florists’ Transworld Delivery, Inc., FTD.COM Inc. (“FTD.COM”), Provide Commerce, Inc. (“Provide Commerce”), and Interflora British Unit (“Interflora”). The operations of the Company include those of its subsidiary, Interflora, Inc., of which one‑third is owned by a third party. The Company’s corporate headquarters is located in Downers Grove, Illinois. The Company also maintains offices in San Diego and San Francisco, California; Woodridge, Illinois; Centerbrook, Connecticut; Sleaford, England; Quebec, Canada; and Hyderabad, India; and distribution centers in various locations throughout the U.S.

Basis of Presentation

These condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including those for interim financial information, and with the instructions for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, such financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial position and operating results for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for any future periods. The condensed consolidated balance sheet information at December 31, 2015, was derived from the Company’s audited consolidated financial statements, included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2015, but does not include all of the disclosures required by GAAP.

The condensed consolidated financial statements reflect the historical financial position, results of operations, and cash flows of the Company. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make accounting policy elections, estimates, and assumptions that affect a number of reported amounts and related disclosures in the condensed consolidated financial statements. Management bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results could differ from those estimates and assumptions. The most significant areas of the condensed consolidated financial statements that require management’s judgment include the Company’s revenue recognition, goodwill, indefinite‑lived intangible assets and other long‑lived assets, allowance for doubtful accounts, income taxes, and legal contingencies.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10‑K for the year ended December 31, 2015.

Accounting Policies

Refer to the Company’s audited consolidated financial statements included in the Company’s Form 10‑K for the year ended December 31, 2015, for a discussion of the Company’s accounting policies.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest, became effective as of January 1, 2016. This update requires that debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, also became effective as of January 1, 2016. This update clarifies that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. The Company elected to present all debt issuance costs, including those associated with the Company's revolving credit facility, consistently as a direct deduction from the carrying amount of the liability. The Company has applied the provisions of ASU 2015-03 retrospectively to all periods presented, as required by the update. This resulted in a reclassification which reduced both other assets and the related outstanding debt by $4.7 million and $5.1 million at March 31, 2016 and December 31, 2015, respectively.

In March 2016, the FASB issued ASU No. 2016-04, Liabilities – Extinguishment of Liabilities - Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in this ASU specify how a company should derecognize amounts related to expected breakage of prepaid store-value products. Breakage should be recognized in proportion to the pattern of rights expected to be exercised by the product holder to the extent that it is probable a significant reversal of the recognized breakage amount will not subsequently occur. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted, and is to be applied retrospectively or using a modified retrospective approach. The Company’s accounting for breakage already follows the guidance in this ASU. Therefore, the Company has considered this ASU to have been adopted upon issuance.

Recently Issued Accounting Standards

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The amendments in this ASU affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The amendments in this ASU require an entity to recognize revenue related to the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) to clarify the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. Further, in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing to clarify identifying performance obligations and the licensing implementation guidance. This guidance includes indicators to assist an entity in evaluating whether promised goods and services are distinct along with guidance to determine whether an entity promises to grant a license to a customer with either a right to use the entity’s intellectual property at a point in time or a right to access the entity’s intellectual property over a period of time. This guidance was deferred by ASU 2015-14, issued by the FASB in August 2015, and is now effective for fiscal years and interim periods beginning on or after December 15, 2017 with early adoption permitted as of the original effective date for periods beginning after December 15, 2016. The Company is currently assessing the impact of this update on its consolidated financial statements.

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

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendments in this ASU will be effective for the Company for fiscal years and interim periods within those years, beginning after December 15, 2017. The amendments must be applied prospectively and early adoption is permitted for certain measurement enhancements within this amendment. Early adoption is not permitted for other aspects updated in this amendment. The Company is currently assessing the impact of this update on its consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases. This update requires the recognition of certain lease assets and lease liabilities on the balance sheet as well as the disclosure of key information about leasing arrangements. The amendments in this ASU require the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients which may be elected by the Company. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation. The amendments in this ASU simplifies several aspects of the accounting for stock-based compensation, including the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. These amendments are to be applied on a retrospective, modified retrospective, or prospective basis, depending on the related items. The Company is currently assessing the impact of this update on its consolidated financial statements.

2. SEGMENT INFORMATION

The Company reports its business in four reportable segments: Consumer, Provide Commerce, Florist, and International.

Below is a reconciliation of segment revenues to consolidated revenues (in thousands):

	Quarter Ended
	March 31,
	2016	2015
Products revenues:
Consumer	$78,659	$88,070
Provide Commerce	157,097	183,236
Florist	16,217	16,383
International	46,487	48,754
Segment products revenues	298,460	336,443
Services revenues:
Florist	30,775	29,621
International	6,226	6,502
Segment services revenues	37,001	36,123
Intersegment eliminations	(4,859)	(4,785)
Consolidated revenues	$330,602	$367,781

Intersegment revenues represent amounts charged from one segment to the other for services provided based on order volume at a set rate per order. Intersegment revenues by segment were as follows (in thousands):

	Quarter Ended
	March 31,
	2016	2015
Intersegment revenues:
Consumer	$(4,171)	$(4,704)
Provide Commerce	(610)	—
Florist	(78)	(81)
Total intersegment revenues	$(4,859)	$(4,785)

Below is a reconciliation of segment operating income to consolidated operating income and income before income taxes (in thousands):

	Quarter Ended
	March 31,
	2016	2015
Segment operating income (a)
Consumer	$6,474	$7,470
Provide Commerce	7,076	8,912
Florist	12,810	14,147
International	7,749	7,977
Total segment operating income	34,109	38,506
Unallocated expenses(b)	(9,516)	(13,511)
Depreciation expense and amortization of intangible assets	(21,277)	(20,755)
Operating income	3,316	4,240
Interest expense, net	(2,314)	(2,308)
Other income/(expense), net	1,809	(11)
Income before income taxes	$2,811	$1,921

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

Geographic revenues to external customers were as follows for the periods presented (in thousands):

	Quarter Ended
	March 31,
	2016	2015
U.S.	$277,889	$312,525
U.K.	52,713	55,256
Consolidated revenues	$330,602	$367,781

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

Credit quality of financing receivables was as follows (in thousands):

	March 31, 2016	December 31, 2015
Current	$11,243	$11,102
Past due	821	746
Total	$12,064	$11,848

The aging of past due financing receivables was as follows (in thousands):

	March 31, 2016	December 31, 2015
Current	$11,243	$11,102
Past due:
1 - 150 days past due	169	152
151 - 364 days past due	183	175
365 - 730 days past due	254	242
731 or more days past due	215	177
Total	$12,064	$11,848

Financing receivables on nonaccrual status at both March 31, 2016 and December 31, 2015, totaled $0.8 million.

The allowance for credit losses and the recorded investment in financing receivables were as follows (in thousands):

	Quarter Ended
	March 31,
	2016	2015
Allowance for credit losses:
Balance at January 1	$706	$3,200
Provision	42	87
Write-offs charged against allowance	(12)	(1,905)
Balance at March 31	$736	$1,382
Ending balance collectively evaluated for impairment	$729	$1,365
Ending balance individually evaluated for impairment	$7	$17
Recorded investments in financing receivables:
Balance collectively evaluated for impairment	$840	$1,493
Balance individually evaluated for impairment	$11,224	$10,693

Individually evaluated impaired loans, including the recorded investment in such loans, the unpaid principal balance, and the allowance related to such loans, each totaled less than $0.1 million at both March 31, 2016 and December 31, 2015. The average recorded investment in such loans was less than $0.1 million in each of the quarters ended March 31, 2016 and 2015. Interest income recognized on impaired loans was less than $0.1 million in each of the quarters ended March 31, 2016 and 2015.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Land and improvements	$1,595	$1,601
Buildings and improvements	16,386	16,303
Leasehold improvements	16,691	16,691
Equipment	13,826	13,711
Computer equipment	27,481	27,067
Computer software	54,556	50,897
Furniture and fixtures	3,520	3,564
	134,055	129,834
Accumulated depreciation	(70,689)	(65,081)
Total	$63,366	$64,753

Depreciation expense, including the amortization of leasehold improvements, was $5.9 million and $5.4 million for the quarters ended March 31, 2016 and 2015, respectively.

4. TRANSACTIONS WITH RELATED PARTIES

Transactions with Liberty

As of March 31, 2016, Liberty Interactive Corporation (“Liberty”) owns approximately 37% of the issued and outstanding shares of FTD common stock. An Investor Rights Agreement governs certain rights of and restrictions on Liberty in connection with the shares of FTD common stock that Liberty owns. On December 31, 2014, in conjunction with the acquisition of Provide Commerce, Provide Commerce and Liberty entered into a services agreement (the “Services Agreement”), under which Provide Commerce, on a short-term transitional basis, provided Liberty with certain support service and other assistance after the acquisition in respect of the RedEnvelope business, which was not acquired by FTD as part of the acquisition. Fees of $0.3 million were earned in 2015 during the term of the Services Agreement. On April 1, 2015, Provide Commerce and Liberty entered into an amendment to the Services Agreement to extend the term of the Services Agreement to June 30, 2015. The Services Agreement terminated on June 30, 2015.

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

The I.S. Group Limited

Interflora holds an equity investment of 20.4% in The I.S. Group Limited (“I.S. Group”). The investment was $1.7 million and $1.6 million at March 31, 2016 and December 31, 2015, respectively, and is included in other assets in the condensed consolidated balance sheets. I.S. Group supplies floral-related products to Interflora’s floral network members in both the U.K. and the Republic of Ireland as well as to other customers. Interflora derives revenues from I.S. Group from (i) the sale of products (sourced from third party suppliers) to I.S. Group for which revenue is recognized on a gross basis, (ii) commissions on products sold by I.S. Group (sourced from third-party suppliers) to floral network members, and (iii) commissions for acting as a collection agent on behalf of I.S. Group. In both the quarters ended March 31, 2016 and 2015, revenues related to products sold to and commissions earned from I.S. Group were $0.9 million, respectively. In addition, Interflora purchases products from I.S. Group for sale to consumers. The cost of revenues related to products purchased from I.S. Group was $0.2 million in the quarters ended March 31, 2016 and 2015. Amounts due from I.S. Group were $0.3 million at both March 31, 2016 and December 31, 2015, respectively, and amounts payable to I.S. Group were $1.1 million and $1.4 million at March 31, 2016 and December 31, 2015, respectively.

5. GOODWILL, INTANGIBLE ASSETS, AND OTHER LONG‑LIVED ASSETS

Goodwill

The changes in the net carrying amount of goodwill for the quarter ended March 31, 2016 were as follows (in thousands):

				Provide
	Consumer	Florist	International	Commerce	Total
Goodwill at December 31, 2015	$133,226	$109,651	$87,278	$231,501	$561,656
Foreign currency translation	—	—	(2,227)	—	(2,227)
Goodwill at March 31, 2016	$133,226	$109,651	$85,051	$231,501	$559,429

In 2015 and 2008, the Company recorded impairment charges of $85.0 million and $116.3 million, respectively. The table above reflects the Company’s goodwill balances net of the accumulated impairment charges. The gross goodwill balance was $760.7 million at March 31, 2016.

Intangible Assets

Intangible assets are primarily related to the acquisition of Provide Commerce in December 2014 and the acquisition of the Company by United Online in August 2008 and consist of the following (in thousands):

	March 31, 2016			December 31, 2015
	Gross	Accumulated		Gross	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
Complete technology	$77,335	$(50,098)	$27,237	$77,494	$(48,438)	$29,056
Customer contracts and relationships	194,734	(160,566)	34,168	195,209	(149,636)	45,573
Trademarks and trade names	273,533	(10,860)	262,673	274,606	(8,676)	265,930
Total	$545,602	$(221,524)	$324,078	$547,309	$(206,750)	$340,559

Some of the Company’s trademarks and trade names are indefinite‑lived for which there is no associated amortization expense or accumulated amortization. At March 31, 2016 and December 31, 2015, such indefinite‑lived assets, after impairment and foreign currency translation adjustments, totaled $153.2 million and $154.2 million, respectively.

As of March 31, 2016, estimated future intangible assets amortization expense for each of the next five years and thereafter, was as follows (in thousands):

For the Year Ended	Future Amortization Expense
2016 (remainder of year)	$45,640
2017	15,282
2018	15,281
2019	15,281
2020	8,013
Thereafter	71,399
Total	$170,896

6. FINANCING ARRANGEMENTS

Credit Agreement

On July 17, 2013, FTD Companies, Inc. entered into a credit agreement (the “2013 Credit Agreement”) with Interflora, certain wholly-owned domestic subsidiaries of FTD Companies, Inc. party thereto as guarantors, the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of America, N.A., as administrative agent, which provided for a $350 million five‑year revolving credit facility. On July 17, 2013, FTD Companies, Inc. drew $220 million of the new $350 million revolving credit facility and used this, together with approximately $19 million of its existing cash balance, to repay amounts outstanding under its previous credit facility in full and to pay fees and expenses related to the 2013 Credit Agreement.

On September 19, 2014, the Company entered into an amendment to the 2013 Credit Agreement which amended and restated the 2013 Credit Agreement in its entirety (as amended and restated, the “Amended Credit Agreement”). Among other things, the Amended Credit Agreement provided for a term loan in an aggregate principal amount of $200 million and provided for a revolving loan advance (the “Acquisition Advance”) to finance the cash portion of the Provide Commerce acquisition purchase price.

The proceeds of the term loan were used to repay a portion of outstanding revolving loans and, on December 31, 2014, the Company borrowed $120 million under the Acquisition Advance to finance the cash portion of the acquisition of Provide Commerce. The obligations under the Amended Credit Agreement are guaranteed by certain of FTD Companies, Inc.’s wholly-owned domestic subsidiaries (together with FTD Companies, Inc., the “U.S. Loan Parties”). In addition, the obligations under the Amended Credit Agreement are secured by a lien on substantially all of the assets of the U.S. Loan Parties, including a pledge of all of the outstanding capital stock of certain direct subsidiaries of the U.S. Loan Parties (except with respect to foreign subsidiaries and certain domestic subsidiaries whose assets consist primarily of foreign subsidiary equity interests, in which case such pledge is limited to 66% of the outstanding capital stock).

The interest rates applicable to borrowings under the Amended Credit Agreement are based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to the Company’s net leverage ratio. At March 31, 2016, the base rate margin was .75% per annum and the LIBOR margin was 1.75% per annum. In addition, the Company pays a commitment fee ranging from 0.20% per annum to 0.40% per annum on the unused portion of the revolving credit facility. The stated interest rates (based on LIBOR) at March 31, 2016, under the term loan and the revolving credit facility were 2.38% and 2.37%, respectively. The effective interest rates at March 31, 2016, under the term loan and the revolving credit facility were 3.39% and 3.07%, respectively. The commitment fee rate at March 31, 2016, was 0.25%. The Amended Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, that, among other things, require the Company to maintain compliance with a maximum net leverage ratio and a minimum consolidated fixed charge coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, and asset sales, and the Company’s ability to incur additional debt and additional liens.

The term loan is subject to amortization payments of $5 million per quarter and customary mandatory prepayments under certain conditions. The outstanding balance of the term loan and all amounts outstanding under the revolving credit facility are due upon maturity in September 2019. The future minimum principal payments through the maturity date of the Amended Credit Agreement were as follows for each of the next five years (in thousands):

For the Year Ended	Future Minimum Principal Payments
2016 (remainder of year)	$15,000
2017	20,000
2018	20,000
2019	240,000
2020	—
Total	$295,000

At March 31, 2016, the remaining borrowing capacity under the Amended Credit Agreement, which was reduced by $2.4 million in outstanding letters of credit, was $227.6 million. The carrying amounts of the term loan and revolving credit facility are net of debt issuance costs as the Company adopted ASU 2015-03 (see Note 1) during the quarter ended March 31, 2016 and applied the changes retrospectively, as required by the ASU. The changes in the Company’s debt balances for the quarter ended March 31, 2016, were as follows (in thousands):

	Balance at		Balance at
	December 31,	Repayments	March 31,
	2015	of Debt	2016
Amended Credit Agreement:
Revolving Credit Facility	$120,000	$—	$120,000
Term Loan	180,000	(5,000)	175,000
Total Principal Outstanding	300,000	$(5,000)	295,000
Debt Issuance Costs	(5,054)		(4,714)
Total Debt, Net of Debt Issuance Costs	$294,946		$290,286

7. DERIVATIVE INSTRUMENTS

In March 2012, the Company purchased, for $1.9 million, forward starting interest rate cap instruments based on 3 month LIBOR, effective January 2015 through June 2018. The forward starting interest rate cap instruments have aggregated notional values totaling $130 million. The interest rate cap instruments are designated as cash flow hedges against expected future cash flows attributable to future 3 month LIBOR interest payments on a portion of the outstanding borrowings under the Company’s Amended Credit Agreement. The gains or losses on the instruments are reported in other comprehensive income/(loss) to the extent that they are effective and are reclassified into earnings when the cash flows attributable to 3-month LIBOR interest payments are recognized in earnings.

The estimated fair values and notional values of outstanding derivative instruments at March 31, 2016 and December 31, 2015 were as follows (in thousands):

		Estimated Fair Value of		Notional Value of
		Derivative Instruments		Derivative Instruments
	Balance Sheet	March 31,	December 31,	March 31,	December 31,
	Location	2016	2015	2016	2015
Derivative Assets:
Interest rate caps	Other assets	$8	$35	$130,000	$130,000

The Company recognized the following losses from derivatives, before tax, in other comprehensive loss (in thousands):

	Quarter Ended
	March 31,
	2016	2015
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate caps	$(27)	$(144)

The effective portion, before tax effect, of the Company’s interest rate caps designated as cash flow hedging instruments was $1.3 million and $1.4 million at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, $0.6 million of this amount was expected to be reclassified from accumulated other comprehensive loss into interest expense in the consolidated statements of operations within the next twelve months. During the quarter ended March 31, 2016, $0.1 million was reclassified from accumulated other comprehensive loss into interest expense in the condensed consolidated statements of operations.

8. FAIR VALUE MEASUREMENTS

The following table presents estimated fair values of financial assets and liabilities and derivative instruments that were required to be measured at fair value on a recurring basis (in thousands):

	March 31, 2016			December 31, 2015
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Money market funds	$6,709	$6,709	$—	$7,024	$7,024	$—
Derivative assets	8	—	8	35	—	35
Total	$6,717	$6,709	$8	$7,059	$7,024	$35
Liabilities:
Non-qualified deferred compensation plan	$2,549	$—	$2,549	$3,950	$—	$3,950
Total	$2,549	$—	$2,549	$3,950	$—	$3,950

Provide Commerce has an executive deferred compensation plan for key management level employees under which such employees could elect to defer receipt of current compensation. This plan is intended to be an unfunded, non-qualified deferred compensation plan that complies with the provisions of section 409A of the Internal Revenue Code. At the time of the acquisition, contributions to the plan were suspended except those relating to any compensation earned but not yet paid as of the same date. The plan assets, which consist primarily of life insurance contracts recorded at their cash surrender value, were $12.5 million and $12.0 million at March 31, 2016 and December 31, 2015 and are included in other assets in the accompanying condensed consolidated balance sheets.

The Company estimated the fair value of its long‑term debt using a discounted cash flow approach that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimated credit spread. At March 31, 2016, the Company estimated its credit spread as 2.1% and 2.7% for the term loan and revolving credit facility, respectively, resulting in yield-to-maturity estimates for the term loan and revolving credit facility of 3.0% and 3.7%, respectively. At December 31, 2015, the Company estimated its credit spread as 2.1% and 2.7% for the term loan and revolving credit facility, respectively, resulting in yield-to-maturity estimates for the term loan and revolving credit facility of 3.5% and

4.1%, respectively. The table below summarizes the carrying amounts and estimated fair values for long-term debt (in thousands):

	March 31, 2016		December 31, 2015
	Carrying	Estimated Fair Value	Carrying	Estimated Fair Value
	Amount	Level 2	Amount	Level 2
Long-term debt outstanding, including current portion	$295,000	$292,706	$300,000	$297,876

Fair value approximates the carrying amount of financing receivables because such receivables are discounted at a rate comparable to market. Fair values of cash and cash equivalents, short‑term accounts receivable, accounts payable, and accrued liabilities approximate their carrying amounts because of their short‑term nature.

9. STOCKHOLDERS’ EQUITY

Common Stock Repurchases

On February 27, 2014, the Company’s board of directors authorized a common stock repurchase program (the “2014 Repurchase Program”) that allows FTD Companies, Inc. to repurchase up to $50 million of its common stock from time to time over a two‑year period in both open market and privately negotiated transactions. Repurchased shares generally will be held in treasury pending use for general corporate purposes, including issuances under various employee and director stock plans. During the year ended December 31, 2015, the Company repurchased 1.8 million shares under the Repurchase Program at an average cost per share of $27.31, fully utilizing the $50 million authorization. On March 8, 2016, the Company’s board of directors authorized a common stock repurchase program (the “2016 Repurchase Program”) that allows FTD Companies, Inc. to repurchase up to $60 million of its common stock from time to time over a two‑year period in both open market and privately negotiated transactions. No purchases were made under the 2016 Repurchase Program.

Upon vesting of restricted stock units (“RSUs”) or exercise of stock options, the Company does not collect the minimum statutory withholding taxes in cash from employees. Instead, the Company automatically withholds, from the RSUs that vest or stock options exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock but are not considered repurchases under the 2016 Repurchase Program. The Company then pays the minimum statutory withholding taxes in cash. During the quarter ended March 31, 2016, 0.2 million RSUs vested for which 0.1 million shares were withheld to cover the minimum statutory withholding taxes of $1.6 million.

10. INCENTIVE COMPENSATION PLANS

In June 2015, stockholders approved the amendment and restatement of the FTD Companies, Inc. Amended and Restated 2013 Incentive Compensation Plan (as so amended and restated, the “Plan”), which provides for the granting of awards to employees and non-employee directors, including stock options, stock appreciation rights, RSUs, and other stock based awards. Under the Plan, 5.2 million shares of FTD common stock have been reserved for issuance of awards. At March 31, 2016, the Company had 2.7 million shares available for issuance under the Plan.

On March 7, 2016, the Company granted RSUs to certain employees totaling 0.3 million shares. The RSUs granted will generally vest in four equal annual installments beginning on February 15, 2017. The fair market value of the underlying stock on the grant date was $24.01.

On March 7, 2016, the compensation committee of the FTD board of directors adopted the 2016 Management Bonus Plan (the “Bonus Plan”). The Bonus Plan is an annual incentive program which will pay out in cash, stock or a combination of both, depending on level and performance of each eligible employee. During the quarter ended March 31, 2016, the Company recorded $0.6 million of stock-based compensation expense associated with the Bonus Plan which is included in accrued compensation in the condensed consolidated balance sheets.

The stock‑based compensation expense incurred for both equity and liability-classified share-based awards in the quarters ended March 31, 2016 and 2015, respectively, has been included in the condensed consolidated statements of operations as follows (in thousands):

	Quarter Ended
	March 31,
	2016	2015
Cost of revenues	$38	$15
Sales and marketing	1,234	457
General and administrative	2,768	1,470
Total stock-based compensation expense	$4,040	$1,942

11. INCOME TAXES

During the quarter ended March 31, 2016, the Company recorded a tax provision of $0.7 million on a pre-tax income of $2.8 million, compared to a tax benefit of $0.1 million on pre-tax income of $1.9 million for the quarter ended March 31, 2015. The effective tax rate increased primarily due to an expected increase in full year pre-tax income compared to the prior year.

12. EARNINGS PER SHARE

Certain of the Company’s RSUs are considered participating securities because they contain a non‑forfeitable right to dividends irrespective of whether dividends are actually declared or paid or the awards ultimately vest. Accordingly, the Company computes earnings per share pursuant to the two‑class method in accordance with ASC 260, Earnings Per Share.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Quarter Ended
	March 31,
	2016	2015
Numerator:
Net income	$2,091	$2,034
Income allocated to participating securities	(39)	(32)
Net income attributable to common stockholders	$2,052	$2,002
Denominator:
Basic average common shares outstanding	27,655	29,217
Add: Dilutive effect of non-participating securities	61	67
Diluted average common shares outstanding	27,716	29,284
Basic earnings per common share	$0.07	$0.07
Diluted earnings per common share	$0.07	$0.07

The diluted earnings per common share computations exclude stock options and RSUs which are antidilutive. Weighted‑average antidilutive shares for the quarter ended March 31, 2016 were 2.5 million.

13. RESTRUCTURING AND OTHER EXIT COSTS

Restructuring and other exit costs were as follows (in thousands):

	Employee	Facility
	Termination	Closure
	Costs	Costs	Total
Accrued as of December 31, 2015	$40	$1,452	$1,492
Charges	90	342	433
Cash paid	(49)	(716)	(765)
Other adjustments	—	(1)	(1)
Accrued as of March 31, 2016	$81	$1,077	$1,158

During the quarter ended March 31, 2016, the Company incurred restructuring and other exit costs of $0.4 million primarily related to severance and lease termination and exit costs. Such costs are associated primarily with the shutdown of certain Provide Commerce locations. The Company currently does not expect significant additional costs related to these actions.

14. CONTINGENCIES—LEGAL MATTERS

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

There are no assurances that other legal actions or additional governmental investigations will not be instituted in connection with the Company’s current or former business practices. The Company cannot predict the outcome of governmental investigations or other legal actions or their potential implications for its business.

The Company records a liability when it believes that it is both probable that a loss has been incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate, (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At March 31, 2016 and December 31, 2015, the Company had reserves totaling $2.4 million and $2.6 million, respectively, for estimated losses related to certain legal matters. With respect to other legal matters, the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company’s business, financial condition, results of operations, or cash flows.

15. SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow disclosures (in thousands):

	Quarter Ended
	March 31,
	2016	2015
Cash paid for interest	$1,441	$2,156
Cash paid for income taxes, net	$436	$1,849

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

FTD Companies, Inc. (together with its subsidiaries may be referred to herein as the “Company,” “FTD,” “we,” “us,” or “our”) is a premier floral and gifting company with a vision to be the leading and most trusted floral and gifting company in the world. Our mission is to inspire, support, and delight our customers when expressing life’s most important sentiments. We provide floral, specialty foods, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. Our business uses the highly‑recognized FTD® and Interflora® brands, both supported by the iconic Mercury Man® logo. While we operate primarily in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), and the Republic of Ireland, we have worldwide presence as our Mercury Man logo is displayed in nearly 40,000 floral shops in approximately 150 countries. Our diversified portfolio of brands also includes ProFlowers®, ProPlants®, Shari’s Berries®, Personal Creations®, RedEnvelope®, Flying Flowers®, Flowers Direct®, Ink CardsTM, Postagram, and Gifts.comTM. While floral arrangements and plants are our primary offerings, we also market and sell gift items, including gourmet‑dipped berries and other sweets, personalized gifts, gift baskets, wine and champagne, jewelry, and spa products.

Reportable Segments

We report our business operations in four reportable segments: Consumer, Provide Commerce, Florist, and International.

Through our Consumer segment, we are a leading direct marketer of floral and gift products for consumers, primarily in the U.S. and Canada. Our Consumer segment operates primarily through the www.ftd.com website, associated mobile sites, and the 1‑800‑SEND‑FTD telephone number. Through our Provide Commerce segment, we are a leading direct marketer of floral and gift products for consumers, including specialty foods, personalized gifts, and other gifting products, primarily in the U.S. Our Provide Commerce segment operates primarily through the www.proflowers.com, www.berries.com,  www.personalcreations.com, www.proplants.com, and www.gifts.com websites, associated mobile sites and applications, and various telephone numbers. Through our Florist segment, we are a leading provider of products and services to our floral network members, which include traditional retail florists and other non‑florist retail locations, primarily in the U.S. and Canada. We also provide products and services to other companies in need of floral and gifting solutions. Our International segment consists of Interflora, which operates primarily in the U.K. and the Republic of Ireland. Interflora is a leading direct marketer of floral and gift products for consumers and operates primarily through its www.interflora.co.uk, www.flyingflowers.co.uk, and www.interflora.ie websites, associated mobile sites and applications, and various telephone numbers. Interflora also provides products and services to floral network members, other retailers, and to other companies in need of floral and gifting solutions.

KEY BUSINESS METRICS

We review a number of key business metrics to help us monitor our performance and trends affecting our segments, and to develop forecasts and budgets. These key metrics include the following:

Segment operating income.  Our chief operating decision maker uses segment operating income to evaluate the performance of our business segments and to make decisions about allocating resources among segments. Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges and gains, transaction and integration‑related costs, restructuring and other exit costs, and impairment of goodwill and intangible assets. Stock‑based compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income (expense), net. See Note 2—“Segment Information” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10‑Q for a reconciliation of segment operating income to consolidated operating income and consolidated income before income taxes.

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

	Quarter Ended
	March 31,		Change
	2016	2015	$	%

	(in thousands, except for percentages, average order values,
	average revenues per member, and exchange rates)
Consolidated:
Consolidated revenues	$330,602	$367,781	$(37,179)	(10)%
Consumer:
Segment revenues(a)	$78,659	$88,070	$(9,411)	(11)%
Segment operating income	$6,474	$7,470	$(996)	(13)%
Consumer orders	1,022	1,168	(146)	(13)%
Average order value	$72.67	$71.39	$1.28	2%
Provide Commerce:
Segment revenues(a)	$157,097	$183,236	$(26,139)	(14)%
Segment operating income	$7,076	$8,912	$(1,836)	(21)%
Consumer orders	3,123	3,579	(456)	(13)%
Average order value	$49.69	$50.77	$(1.08)	(2)%
Florist:
Segment revenues(a)	$46,992	$46,004	$988	2%
Segment operating income	$12,810	$14,147	$(1,337)	(9)%
Average revenues per member	$3,888	$3,619	$269	7%
International:
Segment revenues (in USD)	$52,713	$55,256	$(2,543)	(5)%
Segment revenues (in GBP)	£36,840	£36,518	£322	1%
Segment operating income (in USD)	$7,749	$7,977	$(228)	(3)%
Consumer orders	878	887	(9)	(1)%
Average order value (in USD)	$49.61	$51.08	$(1.47)	(3)%
Average order value (in GBP)	£34.69	£33.77	£0.92	3%
Average currency exchange rate: GBP to USD	1.43	1.51

(a)

Segment revenues are prior to intersegment eliminations. See Note 2—“Segment Information” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10‑Q for a reconciliation of segment revenues to consolidated revenues.

CONSOLIDATED OPERATING RESULTS

The following table sets forth selected historical consolidated financial data. The information contained in the table below should be read in conjunction with “Liquidity and Capital Resources,” included in this Item 2, and the condensed consolidated financial statements and accompanying notes thereto included in Part I, Item 1 of this Form 10‑Q.

	Quarter Ended
	March 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Revenues	$330,602	$367,781	$(37,179)	(10)%
Operating expenses:
Cost of revenues	214,026	236,425	(22,399)	(9)%
Sales and marketing	67,916	76,412	(8,496)	(11)%
General and administrative	29,495	33,135	(3,640)	(11)%
Amortization of intangible assets	15,416	15,401	15	0%
Restructuring and other exit costs	433	2,168	(1,735)	(80)%
Total operating expenses	327,286	363,541	(36,255)	(10)%
Operating income	3,316	4,240	(924)	(22)%
Interest expense, net	(2,314)	(2,308)	(6)	0%
Other income/(expense), net	1,809	(11)	1,820	n/m %
Income before income taxes	2,811	1,921	890	46%
Provision/(benefit) for income taxes	720	(113)	833	(737)%
Net income	$2,091	$2,034	$57	3%

n/m = not meaningful

Consolidated Revenues

Consolidated revenues decreased $37.2 million for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015. The decrease in consolidated revenues was primarily due to a $26.1 million decrease of revenues associated with our Provide Commerce segment, a $9.4 million decrease in revenues from our Consumer segment, and a $2.5 million decrease ($0.5 million increase in constant currency) in revenues from our International segment due to strengthening of the USD to GBP exchange rate, partially offset by a $1.0 million increase in revenues from our Florist segment. Foreign currency exchange rates unfavorably impacted revenues by $3.0 million during the quarter ended March 31, 2016. The quarters ended March 31, 2016 and 2015 included Valentine’s Day and the U.K. Mother’s Day holidays. Consolidated revenues were negatively impacted during the quarter ended March 31, 2016 as a result of the Sunday timing of the Valentine’s Day holiday which worsened from the Saturday placement in 2015. This decline was partially offset by the benefit from the shift in the timing of the Easter holiday to the first quarter in 2016 as compared to the second quarter in 2015.

Consolidated Cost of Revenues

Consolidated cost of revenues decreased $22.4 million for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015. The decrease in consolidated cost of revenues was primarily due to a $13.6 million decrease of costs associated with our Provide Commerce segment, a $6.0 million decrease of costs associated with our Consumer segment, a $2.3 million decrease (decrease of $0.2 million in constant currency) in costs associated with our International segment, and a $0.4 million decrease of costs associated with our Florist segment. In addition, depreciation expense increased $0.1 million for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015. Foreign currency exchange rates had a $2.1 million favorable impact on cost of revenues for the quarter ended March 31, 2016. Consolidated cost of revenues, as a percentage of consolidated revenues, increased to 65% for the quarter ended March 31, 2016, compared to 64% for the quarter ended March 31, 2015.

Consolidated Sales and Marketing

Consolidated sales and marketing expenses decreased $8.5 million during the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015. The decrease in consolidated sales and marketing expenses was primarily due to an $8.3 million decrease of sales and marketing expenses associated with our Provide Commerce segment, a $2.1 million decrease associated with our Consumer segment, partially offset by a $1.2 million increase associated with our Florist segment. Our International segment was flat (increase $0.3 million in constant currency) compared to prior year. Foreign currency exchange rates had a $0.3 million favorable impact on sales and marketing expenses for the quarter ended March 31, 2016. Consolidated sales and marketing expenses, as a percentage of consolidated revenues, remained consistent at 21% for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015.

Consolidated General and Administrative

Consolidated general and administrative expenses decreased $3.6 million for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015. Consolidated general and administrative expenses was lower primarily due to a decrease in transaction and integration‑related costs of $4.0 million and a reduction in personnel related costs of $1.6 million. Offsetting these reductions were increases in bad debt expense of $1.4 million, depreciation expense of $0.6 million, and legal expenses of $0.2 million, for the quarter ended March 31, 2016. Consolidated general and administrative expenses, as a percentage of consolidated revenues, remained consistent at 9% for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015.

Restructuring and Other Exit Costs

During the quarters ended March 31, 2016 and 2015, we incurred restructuring and other exit costs of $0.4 million and $2.2 million, respectively, related to the integration of Provide Commerce and legacy FTD businesses.

Other Income/(Expense), net

Other income/(expense), net for the quarter ended March 31, 2016 was $1.8 million primarily related to gains on corporate-owned life insurance policies that were held by Provide Commerce.

Provision for Income Taxes

During the quarter ended March 31, 2016, we recorded a tax provision of $0.7 million on a pre‑tax income of $2.8 million, compared to a tax benefit of $0.1 million on pre‑tax income of $1.9 million for the quarter ended March 31, 2015. The effective tax rate increased primarily due to an expected increase in full year pre-tax income compared to the prior year.

BUSINESS SEGMENT OPERATING RESULTS

The Company reports its business in four reportable segments: Consumer, Provide Commerce, Florist, and International. Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges or gains, transaction and integration‑related costs, restructuring and other exit costs, and impairment of goodwill and intangible assets. Stock‑based compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income/(expense), net.

CONSUMER SEGMENT

	Quarter Ended
	March 31,		Change
	2016	2015	$	%
	(in thousands, except percentages and average order values)
Segment revenues	$78,659	$88,070	$(9,411)	(11)%
Segment operating income	$6,474	$7,470	$(996)	(13)%
Key metrics and other financial data:
Consumer orders	1,022	1,168	(146)	(12)%
Average order value	$72.67	$71.39	$1.28	2%
Segment operating margin	8%	8%

Consumer Segment Revenues

Consumer segment revenues decreased $9.4 million, or 11%, for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015, primarily driven by a 12% decrease in order volume, partially offset by an increase in average order value of 2%. In 2016, consumer order volume was negatively impacted by the Sunday timing of the Valentine’s Day holiday, which worsened from the Saturday day placement in 2015. This decline was partially offset by the benefit from the shift in the timing of the Easter holiday to the first quarter in 2016 as compared to the second quarter in 2015.

Consumer Segment Operating Income

Consumer segment operating income decreased $1.0 million for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015, as revenue decreased $9.4 million, as previously described, offset in part by an $8.4 million decrease in operating expenses. Cost of revenues decreased $6.0 million primarily driven by a decrease in product and shipping costs associated with the lower order volume. Sales and marketing expenses decreased $2.1 million primarily due to reduced spending on certain partner and online marketing programs, associated with the lower order volume, and lower rates associated with online programs primarily driven by synergy work across our U.S. floral brands. Consumer segment operating margin remained consistent at 8% for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015.

PROVIDE COMMERCE SEGMENT

	Quarter Ended
	March 31,		Change
	2016	2015	$	%
	(in thousands, except percentages and average order values)
Segment revenues	$157,097	$183,236	$(26,139)	(14)%
Segment operating income	$7,076	$8,912	$(1,836)	(21)%
Key metrics and other financial data:
Consumer orders	3,123	3,579	(456)	(13)%
Average order value	$49.69	$50.77	$(1.08)	(2)%
Segment operating margin	5%	5%

Provide Commerce Segment Revenues

Provide Commerce segment revenues decreased $26.1 million, or 14%, for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015, primarily driven by a 13% decrease in consumer order volume and a 2% decrease in average order value. The revenue decline primarily resulted from the ProFlowers business, which represented $23.0 million of the total decline. Revenues for the Gourmet Foods business declined 8% for the quarter ended March 31, 2016 as compared to the quarter ended March 31, 2015, while Personal Creations revenue increased 9% compared to the prior year quarter. Provide Commerce segment revenues were negatively impacted by the Sunday timing of the of the Valentine’s Day holiday, which worsened from the Saturday day placement in 2015. This decline was partially offset by the benefit from the shift in the timing of the Easter holiday to the first quarter in 2016 as compared to the second quarter in 2015.

Provide Commerce Segment Operating Income

Provide Commerce segment operating income decreased $1.8 million, or 21%, for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015. Revenues decreased $26.1 million which was offset in part by decreases in operating expenses of $24.3 million. The decrease in operating expenses was due primarily to reductions in product and shipping costs associated with the lower order volume as well as planned reductions in marketing expenditures, during the quarter ended March 31, 2016. Further, segment operating income for the quarter ended March 31, 2016 benefited from the second quarter 2015 restructuring actions associated with the developing businesses of Kalla and Gifts.com, as well as lower personnel-related costs as compared to the quarter ended March 31, 2015. Provide Commerce segment operating margin remained consistent at 5% for the quarters ended March 31, 2016 and 2015.

FLORIST SEGMENT

	Quarter Ended
	March 31,		Change
	2016	2015	$	%
	(in thousands, except percentages and average revenues per member)
Segment revenues	$46,992	$46,004	$988	2%
Segment operating income	$12,810	$14,147	$(1,337)	(9)%
Key metrics and other financial data:
Average revenues per member	$3,888	$3,619	$269	7%
Segment operating margin	27%	31%

Florist Segment Revenues

Florist segment revenues increased $1.0 million for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015. Services revenues increased $1.2 million due to a $1.4 million increase in order-related revenues, partially offset by a $0.2 million decrease in subscription and other services revenues. Product revenues decreased $0.2 million primarily due to a decrease in sales of fresh flowers. Average revenues per member increased 7% for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015.

Florist Segment Operating Income

Florist segment operating income decreased $1.3 million, or 9%, for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015, as the revenue increase of $1.0 million was more than offset by a $2.3 million increase in operating expenses. Cost of revenues decreased $0.4 million, primarily driven by the decrease in sales of fresh flowers. Sales and marketing expenses increased $1.2 million associated with the increase in order-related revenues. General and administrative expenses increased $1.5 million primarily due to an increase in bad debt expense. The Florist segment operating margin decreased to 27% for the quarter ended March 31, 2016, compared to 31% in the quarter ended March 31, 2015.

INTERNATIONAL SEGMENT

	Quarter Ended
	March 31,		Change
	2016	2015	$	%
	(in thousands, except percentages, average order values, and exchange rates)
Segment revenues (in USD)	$52,713	$55,256	$(2,543)	(5)%
Segment revenues (in GBP)	£36,840	£36,518	£322	1%
Segment operating income (in USD)	$7,749	$7,977	$(228)	(3)%
Key metrics and other financial data:
Consumer orders	878	887	(9)	(1)%
Average order value (in USD)	$49.61	$51.08	$(1.47)	(3)%
Average order value (in GBP)	£34.69	£33.77	£0.92	3%
Segment operating margin	15%	14%
Average currency exchange rate: GBP to USD	1.43	1.51

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

International Segment Revenues

International segment revenues decreased $2.5 million, or 5%, (increased $0.5 million, or 1%, in constant currency), for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015. The increase in revenues in constant currency was primarily due to an increase in average order value of 3%, slightly offset by a 1% decrease in consumer order volume. The quarters ended March 31, 2016 and 2015 both included the U.K. Mother’s Day as well as the Valentine’s Day holidays. Also, the first quarter of 2016 benefitted from the shift in the timing of the Easter holiday as compared to the second quarter in 2015.

International Segment Operating Income

International segment operating income decreased $0.2 million, or 3%, (increased $0.2 million, or 3%, in constant currency), for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015. Revenues decreased $2.5 million (increased $0.5 million in constant currency) which was offset in part by a decrease in operating expenses of $2.3 million ($0.3 million increase in constant currency). Cost of revenues decreased $2.3 million ($0.2 million in constant currency). Sales and marketing expenses were flat ($0.3 million increase in constant currency). The increase in constant currency was due primarily to increased brand and related marketing costs. International segment operating margin increased to 15% for the quarter ended March 31, 2016, compared to 14% in the quarter ended March 31, 2015.

UNALLOCATED EXPENSES

	Quarter Ended
	March 31,		Change
	2016	2015	$	%

Unallocated expenses	$9,516	$13,511	$(3,995)	(30)%

Unallocated expenses include various corporate costs, such as executive management, corporate finance, legal, and certain human resources costs. In addition, unallocated expenses include stock‑based compensation for all eligible Company employees, restructuring and other exit costs, transaction and integration‑related costs, and litigation and dispute settlement charges and gains.

Unallocated expenses decreased $4.0 million for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015. The decrease in unallocated expenses was primarily due to a decrease in transaction and integration-related costs of $4.0 million. We also incurred restructuring and other exit costs primarily related to the integration of the Provide Commerce business of $0.4 million during the quarter ended March 31, 2016 compared to $2.2 million incurred in the quarter ended March 31, 2015. Partially offsetting these reductions was an increase in personnel‑related costs of $1.8 million primarily due to an increase in stock‑based compensation, as well as an increase in legal expense of $0.2 million in the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015.

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

On September 19, 2014, the Company entered into an amendment to the 2013 Credit Agreement (the “Amended Credit Agreement”). Among other things, the Amended Credit Agreement provided for a term loan in an aggregate principal amount of $200 million, the proceeds of which were used to repay a portion of outstanding revolving loans under the Amended Credit Agreement, and also provided for a revolving loan advance (the “Acquisition Advance”) to finance the cash portion of the acquisition purchase price. On December 31, 2014, we borrowed $120 million under the Acquisition Advance to fund the cash portion of the acquisition purchase price.

The obligations under the Amended Credit Agreement are guaranteed by certain of FTD Companies, Inc.’s wholly‑owned domestic subsidiaries (together with FTD Companies, Inc., the “U.S. Loan Parties”). In addition, the obligations under the Amended Credit Agreement are secured by a lien on substantially all of the assets of the U.S. Loan Parties, including a pledge of all of the outstanding capital stock of certain direct subsidiaries of the U.S. Loan Parties (except with respect to foreign subsidiaries and certain domestic subsidiaries whose assets consist primarily of foreign subsidiary equity interests, in which case such pledge is limited to 66% of the outstanding capital stock).

The interest rates applicable to borrowings under the Amended Credit Agreement are based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to the Company’s net leverage ratio. In addition, the Company pays a commitment fee ranging from 0.20% per annum to 0.40% per annum on the unused portion of the revolving credit facility. The stated interest rates (based on LIBOR) at March 31, 2016 under the term loan and the revolving credit facility were 2.38% and 2.37%, respectively. The effective interest rates at March 31, 2016, under the term loan and the revolving credit facility were 3.39% and 3.07%, respectively. The commitment fee rate at March 31, 2016 was 0.25%. The Amended Credit Agreement contains customary representations and warranties, events of default, affirmative covenants, and negative covenants, that, among other things, require the Company to maintain compliance with a maximum net leverage ratio and a minimum consolidated fixed charge coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, and asset sales, and the Company’s ability to incur additional debt and additional liens. The Company was in compliance with all covenants under the Amended Credit Agreement at March 31, 2016.

The term loan is subject to amortization payments of $5 million per quarter and customary mandatory prepayments under certain conditions. The outstanding balance of the term loan and all amounts outstanding under the revolving credit facility are due upon maturity in September 2019.

The degree to which our assets are leveraged and the terms of our debt could materially and adversely affect our ability to obtain additional capital, as well as the terms at which such capital might be offered to us. We currently expect to have sufficient liquidity to meet our obligations for at least the next twelve months, including interest payment obligations, quarterly amortization payments and mandatory prepayments, if any, under the Amended Credit Agreement.

Quarter Ended March 31, 2016 compared to Quarter Ended December 31, 2015

Our total cash and cash equivalents balance increased by $7.3 million to $65.2 million at March 31, 2016, compared to $57.9 million at December 31, 2015. Our summary cash flows for the periods presented were as follows (in thousands):

	Quarter Ended
	March 31,
	2016	2015
Net cash provided by operating activities	$17,575	$21,941
Net cash used for investing activities	$(3,667)	$(3,602)
Net cash used for financing activities	$(6,637)	$(36,615)

Net cash provided by operating activities was $17.6 million for the quarter ended March 31, 2016, as compared to net cash provided by operating activities of $21.9 million for the quarter ended March 31, 2015. Net cash provided by operating activities is driven by our net income adjusted for non‑cash items including, but not limited to, depreciation and amortization, deferred taxes, stock‑based compensation, gains on life insurance, and changes in operating assets and liabilities. The decrease in net cash provided for operating activities was primarily due to a $9.5 million change in operating assets and liabilities which was partially offset by an increase of $5.1 million in non‑cash items, primarily related to changes in deferred taxes and an increase in stock compensation. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing, and other factors.

Net cash used for investing activities increased by $0.1 million. This increase in net cash used for investing activities was due to the purchases of property and equipment of $4.6 million during the quarter ended March 31 2016, compared to $3.6 million during the quarter ended March 31 2015. This increase was offset by $0.9 million of proceeds received from life insurance during the quarter ended March 31 2016. We currently anticipate that our total capital expenditures for 2016 will be approximately $20 million. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

Net cash used for financing activities decreased by $30.0 million. The decrease in net cash used for financing activities was primarily due to repayment of $5.0 million of outstanding amounts under the Amended Credit Agreement during the quarter ended March 31 2016, compared to repayment of $25.0 million during the quarter ended March 31 2015. In addition, during the quarter ended March 31, 2016, we did not purchase any shares of our common stock under the Repurchase Program, as described below. During the quarter ended March 31, 2015, we paid $10.0 million to repurchase 0.3 million shares of our common stock under the previous repurchase program, as described in Item 7 of the Company’s Form 10‑K for the year ended December 31, 2015. We withhold shares to cover withholding taxes on vested restricted stock units and pay these taxes in cash. We paid $1.6 million and $2.0 million related to withholding taxes on vested restricted stock units, during the quarters ended March 31, 2016 and 2015, respectively.

We currently expect to generate positive cash flows from operations at least for the next twelve months. We may use our existing cash balances and future cash generated from operations to fund, among other things, working capital, stock repurchases, interest payment obligations, quarterly amortization payments and mandatory prepayments, if any, under the Amended Credit Agreement, capital expenditures, and acquisitions.

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

On March 8, 2016, our board of directors authorized a new common stock repurchase program (the “Repurchase Program”) that allows us to repurchase up to $60 million of FTD common stock from time to time over a two year period in both open market and privately negotiated transactions. The objective of the Repurchase Program is to offset the dilutive effect on earnings per share from stock-based compensation and allow for opportunistic stock purchases to return capital to shareholders.

Contractual Obligations and Other Commitments

There have been no material changes, outside the ordinary course of business, related to the Company’s contractual obligations or other commitments as disclosed in Item 7 of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015.

Off‑Balance Sheet Arrangements

At March 31, 2016, we did not have any off‑balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S‑K promulgated by the SEC, that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest, became effective as of January 1, 2016. This update requires that debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, also became effective as of

January 1, 2016. This update clarifies that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. We elected to present all debt issuance costs, including those associated with our revolving credit facility, consistently as a direct deduction from the carrying amount of the liability. We have applied the provisions of ASU 2015-03 retrospectively to all periods presented, as required by the update. This resulted in a reclassification which reduced both other assets and the related outstanding debt by $4.7 million and $5.1 million at March 31, 2016 and December 31, 2015, respectively.

In March 2016, the FASB issued Accounting Standards Update No. 2016-04, Liabilities – Extinguishment of Liabilities - Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in this ASU specify how a company should derecognize amounts related to expected breakage of prepaid stored-value products. Breakage should be recognized in proportion to the pattern of rights expected to be exercised by the product holder to the extent that it is probable a significant reversal of the recognized breakage amount will not subsequently occur. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted, and is to be applied retrospectively or using a modified retrospective approach. Our accounting for breakage already follows the guidance in this ASU. Therefore, we have considered this ASU to have been adopted upon issuance.

Recently Issued Accounting Standards

In May 2014, FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers. The amendments in this ASU affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The amendments in this ASU require an entity to recognize revenue related to the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) to clarify the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. Further, in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing to clarify identifying performance obligations and the licensing implementation guidance. This guidance includes indicators to assist an entity in evaluating whether promised goods and services are distinct a long with guidance to determine whether an entity promises to grant a license to a customer with either a right to use the entity’s intellectual property at a point in time or a right to access the entity’s intellectual property over a period of time. This guidance was deferred by ASU 2015-14, issued by the FASB in August 2015, and is now effective for fiscal years and interim periods beginning on or after December 15, 2017 with early adoption permitted as of the original effective date for periods beginning after December 15, 2016. We are currently assessing the impact of this update on our consolidated financial statements.

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

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2017. The amendments must be applied prospectively and early adoption is permitted for certain measurement enhancements within this amendment. Early adoption is not permitted for other aspects updated in this amendment. The Company is currently assessing the impact of this update on its consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases. This update requires the recognition of certain lease assets and lease liabilities on the balance sheet as well as the disclosure of key information about leasing arrangements. The amendments in this ASU require the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients which may be elected by the Company. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation. The amendments in this ASU simplifies several aspects of the accounting for stock-based compensation, including the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. These amendments are to be applied on a retrospective, modified retrospective, or prospective basis, depending on the related items. We are currently assessing the impact of this update on its consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to the Company’s market risk as disclosed in Item 7A of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015.

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

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please refer to Note 14—“Contingencies—Legal Matters” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10‑Q.

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10‑K for the year ended December 31, 2015.

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

Date: May 5, 2016	FTD Companies, Inc. (Registrant)

	By:	/s/ Becky A. Sheehan
Becky A. Sheehan
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to
No.	Exhibit Description	Filed with this Form 10‑Q	Form	File No.	Date Filed	Exhibit Number (if different)
10.1	FTD Companies, Inc. 2016 Management Bonus Plan	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X