Form 10-Q
period 2016-06-30
FTD Companies, Inc.
filed 2016-08-05
CIK 1575360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

There were 27,371,237 shares of the Registrant’s common stock outstanding at August 1, 2016.

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

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$56,099	$57,892
Accounts receivable, net of allowances of $6,936 and $4,802 at June 30, 2016 and December 31, 2015, respectively	24,401	28,177
Inventories	23,102	25,611
Income taxes receivable	889	5,450
Prepaid expenses and other current assets	10,362	15,767
Total current assets	114,853	132,897
Property and equipment, net	60,134	64,753
Intangible assets, net	305,894	340,559
Goodwill	553,216	561,656
Other assets	22,823	21,863
Total assets	$1,056,920	$1,121,728
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,863	$82,448
Accrued liabilities	44,890	54,087
Accrued compensation	14,459	21,193
Deferred revenue	7,669	5,421
Income taxes payable	1,013	840
Current portion of long-term debt	20,000	20,000
Total current liabilities	138,894	183,989
Long-term debt	265,626	274,946
Deferred tax liabilities, net	103,193	112,769
Other liabilities	6,850	8,798
Total liabilities	514,563	580,502
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, 5,000,000 shares, par value $0.0001, authorized; no shares issued and outstanding	—	—
Common stock, 60,000,000 shares, par value $0.0001, authorized; 29,652,124 and 29,427,365 shares issued at June 30, 2016 and December 31, 2015, respectively	3	3
Treasury stock, 2,130,897 and 1,830,897 shares at June 30, 2016 and December 31, 2015, respectively	(58,172)	(50,000)
Additional paid-in capital	685,125	678,558
Accumulated deficit	(37,925)	(52,119)
Accumulated other comprehensive loss	(46,674)	(35,216)
Total stockholders’ equity	542,357	541,226
Total liabilities and stockholders’ equity	$1,056,920	$1,121,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Products	$302,581	$330,536	$596,260	$662,275
Services	35,990	35,265	72,913	71,307
Total revenues	338,571	365,801	669,173	733,582
Operating expenses:
Cost of revenues—products	205,296	223,093	414,639	454,602
Cost of revenues—services	4,669	4,934	9,352	9,850
Sales and marketing	65,957	70,638	133,873	147,050
General and administrative	28,138	29,363	57,633	62,498
Amortization of intangible assets	15,217	15,336	30,633	30,737
Restructuring and other exit costs	1,185	2,244	1,618	4,412
Total operating expenses	320,462	345,608	647,748	709,149
Operating income	18,109	20,193	21,425	24,433
Interest income	154	105	275	249
Interest expense	(2,409)	(2,464)	(4,844)	(4,916)
Other income, net	4	437	1,813	426
Income before income taxes	15,858	18,271	18,669	20,192
Provision for income taxes	3,755	452	4,475	339
Net income	$12,103	$17,819	$14,194	$19,853
Earnings per common share
Basic earnings per share	$0.43	$0.61	$0.50	$0.67
Diluted earnings per share	$0.43	$0.61	$0.50	$0.67

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$12,103	$17,819	$14,194	$19,853
Income/(loss)
Foreign currency translation	(8,729)	7,431	(11,608)	792
Cash flow hedges:
Changes in net gains/(losses) on derivatives, net of tax of $51 and $5 for the quarters ended June 30, 2016 and 2015, respectively and $93 and $(5) for the six months ended June 30, 2016 and 2015, respectively	81	7	150	(8)
Other comprehensive income/(loss)	(8,648)	7,438	(11,458)	784
Comprehensive income	$3,455	$25,257	$2,736	$20,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2015	29,427	$3	(1,831)	$(50,000)	$678,558	$(35,216)	$(52,119)	$541,226
Net income	—	—	—	—	—	—	14,194	14,194
Other comprehensive loss	—	—	—	—	—	(11,458)	—	(11,458)
Stock-based compensation	—	—	—	—	6,597	—	—	6,597
Tax benefits from equity awards	—	—	—	—	306	—	—	306
Vesting of restricted stock units and related repurchases of common stock	163	—	—	—	(1,640)	—	—	(1,640)
Repurchases of common stock	—	—	(300)	(8,172)	—	—	—	(8,172)
Issuance of common stock through employee stock purchase plan	62	—	—	—	1,304	—	—	1,304
Balance at June 30, 2016	29,652	$3	(2,131)	$(58,172)	$685,125	$(46,674)	$(37,925)	$542,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$14,194	$19,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,516	41,913
Stock-based compensation	7,480	4,340
Provision for doubtful accounts receivable	2,808	909
Amortization of debt issuance costs	680	680
Impairment of fixed assets	398	1,282
Deferred taxes, net	(8,935)	(4,296)
Excess tax benefits from equity awards	(306)	(339)
Gains on life insurance	(1,583)	—
Other, net	60	29
Changes in operating assets and liabilities, net of acquisition related purchase accounting adjustments:
Accounts receivable, net	697	5,620
Inventories	2,412	2,990
Prepaid expenses and other assets	4,844	7,446
Accounts payable and accrued liabilities	(46,665)	(40,687)
Deferred revenue	2,374	1,395
Income taxes receivable or payable	5,040	(9,567)
Other liabilities	(1,925)	(4,172)
Net cash provided by operating activities	24,089	27,396
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(9,935)
Purchases of property and equipment	(8,176)	(7,472)
Proceeds from life insurance	944	—
Purchases of intangible assets	—	(60)
Net cash used for investing activities	(7,232)	(17,467)
Cash flows from financing activities:
Payments on long-term debt	(10,000)	(30,000)
Exercise of stock options and purchases from employee stock plans	1,304	485
Repurchases of common stock	(9,812)	(22,021)
Excess tax benefits from equity awards	306	339
Net cash used for financing activities	(18,202)	(51,197)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(448)	(448)
Change in cash and cash equivalents	(1,793)	(41,716)
Cash and cash equivalents, beginning of period	57,892	95,595
Cash and cash equivalents, end of period	$56,099	$53,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

FTD Companies, Inc. (together with its subsidiaries, “FTD” or the “Company”), is a premier floral and gifting company with a vision to be the leading and most trusted floral and gifting company in the world. Our mission is to inspire, support, and delight our customers when expressing life’s most important sentiments. We provide floral, specialty foods, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. Our business uses the highly recognized FTD® and Interflora® brands, both supported by the iconic Mercury Man® logo. While we operate primarily in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), and the Republic of Ireland, we have worldwide presence as our Mercury Man logo is displayed in approximately 40,000 floral shops in nearly 150 countries. Our diversified portfolio of brands also includes ProFlowers®, ProPlants®, Shari’s Berries®, Personal Creations®, RedEnvelope®, Flying Flowers®, Flowers Direct®, Ink CardsTM, PostagramTM, and Gifts.comTM. While floral arrangements and plants are our primary offerings, we also market and sell gift items, including gourmet-dipped berries and other sweets, personalized gifts, gift baskets, wine and champagne, jewelry, and spa products.

The principal operating subsidiaries of FTD Companies, Inc. are Florists’ Transworld Delivery, Inc., FTD.COM Inc. (“FTD.COM”), Provide Commerce, Inc. (“Provide Commerce”), and Interflora British Unit (“Interflora”). The operations of the Company include those of its subsidiary, Interflora, Inc., of which one‑third is owned by a third party. The Company’s corporate headquarters is located in Downers Grove, Illinois. The Company also maintains offices in San Diego and San Francisco, California; Woodridge, Illinois; Centerbrook, Connecticut; Sleaford, England; Quebec, Canada; and Hyderabad, India. The Company has distribution centers in various locations throughout the U.S.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest, became effective as of January 1, 2016. This update requires that debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, also became effective as of January 1, 2016. This update clarifies that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. The Company elected to present all debt issuance costs, including those associated with the Company's revolving credit facility, consistently as a direct deduction from the carrying amount of the liability. The Company has applied the provisions of ASU 2015-03 retrospectively to all periods presented, as required by the update. This resulted in a reclassification which reduced both other assets and the related outstanding debt by $4.4 million and $5.1 million at June 30, 2016 and December 31, 2015, respectively.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-04, Liabilities – Extinguishment of Liabilities - Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in this ASU specify how a company should derecognize amounts related to expected breakage of prepaid store-value products. Breakage should be recognized in proportion to the pattern of rights expected to be exercised by the product holder to the extent that it is probable a significant reversal of the recognized breakage amount will not subsequently occur. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted, and is to be applied retrospectively or using a modified retrospective approach. The Company’s accounting for breakage already follows the guidance in this ASU. Therefore, the Company has considered this ASU to have been adopted upon issuance.

Recently Issued Accounting Standards

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. The amendments in this ASU affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The amendments in this ASU require an entity to recognize revenue related to the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) to clarify the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. Further, in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing to clarify identifying performance obligations and the licensing implementation guidance. This guidance includes indicators to assist an entity in evaluating whether promised goods and services are distinct along with guidance to determine whether an entity promises to grant a license to a customer with either a right to use the entity’s intellectual property at a point in time or a right to access the entity’s intellectual property over a period of time. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The guidance also clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria.  The guidance under this topic was deferred by ASU 2015-14, issued by the FASB in August 2015, and is now effective for fiscal years and interim periods beginning on or after December 15, 2017 with early adoption permitted as of the original effective date for periods beginning after December 15, 2016. The Company is currently assessing the impact of these updates on its consolidated financial statements.

In July 2015, FASB issued ASU 2015-11, Inventory—Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The update does not apply to inventory that is measured using last-in, first-out or the retail inventory method. The update applies to all other inventory, which includes inventory that is measured using first-in, first-out or average cost methods. The amendments in this ASU will be effective for the Company for fiscal years, and the interim periods within those years, beginning after December 15, 2016. The amendments must be applied prospectively and early adoption is permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

In January 2016, FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendments in this ASU will be effective for the Company for fiscal years and interim periods within those years, beginning after December 15, 2017. The amendments must be applied prospectively and early adoption is permitted for certain measurement enhancements within this amendment. Early adoption is not permitted for other aspects updated in this amendment. The Company is currently assessing the impact of this update on its consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases. This update requires the recognition of certain lease assets and lease liabilities on the balance sheet as well as the disclosure of key information about leasing arrangements. The amendments in this ASU require the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients which may be elected by the Company. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation. The amendments in this ASU simplify several aspects of the accounting for stock-based compensation, including the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. These amendments are to be applied on a retrospective, modified retrospective, or prospective basis, depending on the related items. The Company is currently assessing the impact of this update on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. This update requires timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which guidance is effective, as is a modified-retrospective approach. The Company is currently assessing the impact of this update on its consolidated financial statements.

2. SEGMENT INFORMATION

The Company reports its business in four reportable segments: Consumer, Provide Commerce, Florist, and International.

Below is a reconciliation of segment revenues to consolidated revenues (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Products revenues:
Consumer	$90,930	$97,652	$169,589	$185,722
Provide Commerce	176,542	196,548	333,639	379,784
Florist	11,872	12,434	28,089	28,817
International	28,794	29,290	75,281	78,044
Segment products revenues	308,138	335,924	606,598	672,367
Services revenues:
Florist	31,486	30,731	62,261	60,352
International	4,589	4,616	10,815	11,118
Segment services revenues	36,075	35,347	73,076	71,470
Intersegment eliminations	(5,642)	(5,470)	(10,501)	(10,255)
Consolidated revenues	$338,571	$365,801	$669,173	$733,582

Intersegment revenues represent amounts charged from one segment to the other for services provided based on order volume at a set rate per order. Intersegment revenues by segment were as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Intersegment revenues:
Consumer	$(4,901)	$(5,318)	$(9,072)	$(10,022)
Provide Commerce	(656)	(70)	(1,266)	(70)
Florist	(85)	(82)	(163)	(163)
Total intersegment revenues	$(5,642)	$(5,470)	$(10,501)	$(10,255)

Below is a reconciliation of segment operating income to consolidated operating income and income before income taxes (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Segment operating income (a)
Consumer	$10,924	$10,884	$17,398	$18,354
Provide Commerce	22,177	26,074	29,253	34,986
Florist	12,550	12,113	25,360	26,260
International	4,279	3,823	12,028	11,800
Total segment operating income	49,930	52,894	84,039	91,400
Unallocated expenses(b)	(10,582)	(11,543)	(20,098)	(25,054)
Depreciation expense and amortization of intangible assets	(21,239)	(21,158)	(42,516)	(41,913)
Operating income	18,109	20,193	21,425	24,433
Interest expense, net	(2,255)	(2,359)	(4,569)	(4,667)
Other income, net	4	437	1,813	426
Income before income taxes	$15,858	$18,271	$18,669	$20,192

(a)

Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges or gains, transaction-related costs, restructuring and other exit costs, and impairment of goodwill and intangible assets. Stock‑based compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income, net.

(b)

Unallocated expenses include various corporate costs, such as executive management, corporate finance, legal, and certain human resources costs. In addition, unallocated expenses include stock‑based compensation for all eligible Company employees, restructuring and other exit costs, transaction-related costs, and litigation and dispute settlement charges or gains.

Geographic revenues to external customers were as follows for the periods presented (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
U.S.	$305,188	$331,895	$583,077	$644,420
U.K.	33,383	33,906	86,096	89,162
Consolidated revenues	$338,571	$365,801	$669,173	$733,582

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

Credit quality of financing receivables was as follows (in thousands):

	June 30, 2016	December 31, 2015
Current	$11,272	$11,102
Past due	821	746
Total	$12,093	$11,848

The aging of past due financing receivables was as follows (in thousands):

	June 30, 2016	December 31, 2015
Current	$11,272	$11,102
Past due:
1 - 150 days past due	162	152
151 - 364 days past due	136	175
365 - 730 days past due	266	242
731 or more days past due	257	177
Total	$12,093	$11,848

Financing receivables on nonaccrual status at June 30, 2016 and December 31, 2015, totaled $0.8 million.

The allowance for credit losses and the recorded investment in financing receivables were as follows (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Allowance for credit losses:
Balance at January 1	$706	$3,200
Provision	88	146
Write-offs charged against allowance	(58)	(2,581)
Balance at June 30	$736	$765
Ending balance collectively evaluated for impairment	$736	$737
Ending balance individually evaluated for impairment	$—	$28
Recorded investments in financing receivables:
Balance collectively evaluated for impairment	$839	$856
Balance individually evaluated for impairment	$11,254	$10,690

Individually evaluated impaired loans, including the recorded investment in such loans, the unpaid principal balance, and the allowance related to such loans, each totaled less than $0.1 million at both June 30, 2016 and December 31, 2015. The average recorded investment in such loans was less than $0.1 million in each of the six months ended June 30, 2016 and 2015. Interest income recognized on impaired loans was less than $0.1 million in each of the six months ended June 30, 2016 and 2015.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Land and improvements	$1,580	$1,601
Buildings and improvements	16,169	16,303
Leasehold improvements	16,691	16,691
Equipment	13,826	13,711
Computer equipment	27,234	27,067
Computer software	55,598	50,897
Furniture and fixtures	3,331	3,564
	134,429	129,834
Accumulated depreciation	(74,295)	(65,081)
Total	$60,134	$64,753

Depreciation expense, including the amortization of leasehold improvements, was $6.0 million and $5.8 million for the quarters ended June 30, 2016 and 2015, respectively and $11.9 million and $11.2 million for the six months ended June 30, 2016 and 2015, respectively.

4. TRANSACTIONS WITH RELATED PARTIES

Transactions with Liberty

As of June 30, 2016, Liberty Interactive Corporation (“Liberty”) owned approximately 37% of the issued and outstanding shares of FTD common stock. An Investor Rights Agreement governs certain rights of and restrictions on Liberty in connection with the shares of FTD common stock that Liberty owns. On December 31, 2014, in conjunction with the acquisition of Provide Commerce, Provide Commerce and Liberty entered into a services agreement (the “Services Agreement”), under which Provide Commerce, on a short-term transitional basis, provided Liberty with certain support service and other assistance after the acquisition in respect of the RedEnvelope business, which was not acquired by FTD as part of the acquisition. Fees of $0.3 million were earned in 2015 during the term of the Services Agreement. On April 1, 2015, Provide Commerce and Liberty entered into an amendment to the Services Agreement to extend the term of the Services Agreement to June 30, 2015. The Services Agreement terminated on June 30, 2015.

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

The I.S. Group Limited

Interflora holds an equity investment of 20.4% in The I.S. Group Limited (“I.S. Group”). The investment was $1.5 million and $1.6 million at June 30, 2016 and December 31, 2015, respectively, and is included in other assets in the condensed consolidated balance sheets. I.S. Group supplies floral-related products to Interflora’s floral network members in both the U.K. and the Republic of Ireland as well as to other customers. Interflora derives revenues from I.S. Group from (i) the sale of products (sourced from third-party suppliers) to I.S. Group for which revenue is recognized on a gross basis, (ii) commissions on products sold by I.S. Group (sourced from third-party suppliers) to floral network members, and (iii) commissions for acting as a collection agent on behalf of I.S. Group. Revenues related to products sold to and commissions earned from I.S. Group were $0.5 million in both the quarters ended June 30, 2016 and 2015, and $1.4 million for both the six months ended June 30, 2016 and 2015. In addition, Interflora purchases products from I.S. Group for sale to consumers. The cost of revenues related to products purchased from I.S. Group was $0.1 million and less than $0.1 million in the quarters ended June 30, 2016 and 2015, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively. Amounts due from I.S. Group were $0.2 million and $0.3 million at June 30, 2016 and December 31, 2015, respectively, and amounts payable to I.S. Group were $1.2 million and $1.4 million at June 30, 2016 and December 31, 2015, respectively.

5. GOODWILL, INTANGIBLE ASSETS, AND OTHER LONG‑LIVED ASSETS

Goodwill

The changes in the net carrying amount of goodwill for the six months ended June 30, 2016 were as follows (in thousands):

		Provide
	Consumer	Commerce	Florist	International	Total
Goodwill at December 31, 2015	$133,226	$231,501	$109,651	$87,278	$561,656
Foreign currency translation	—	—	—	(8,440)	(8,440)
Goodwill at June 30, 2016	$133,226	$231,501	$109,651	$78,838	$553,216

In 2015 and 2008, the Company recorded impairment charges of $85.0 million and $116.3 million, respectively. The table above reflects the Company’s goodwill balances net of the accumulated impairment charges. The gross goodwill balance was $754.5 million at June 30, 2016.

Intangible Assets

Intangible assets are primarily related to the acquisition of Provide Commerce in December 2014 and the acquisition of the Company by United Online in August 2008 and consist of the following (in thousands):

	June 30, 2016			December 31, 2015
	Gross	Accumulated		Gross	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
Complete technology	$76,894	$(51,477)	$25,417	$77,494	$(48,438)	$29,056
Customer contracts and relationships	193,410	(170,635)	22,775	195,209	(149,636)	45,573
Trademarks and trade names	270,540	(12,838)	257,702	274,606	(8,676)	265,930
Total	$540,844	$(234,950)	$305,894	$547,309	$(206,750)	$340,559

Some of the Company’s trademarks and trade names are indefinite‑lived for which there is no associated amortization expense or accumulated amortization. At June 30, 2016 and December 31, 2015, such indefinite‑lived assets, after impairment and foreign currency translation adjustments, totaled $150.3 million and $154.2 million, respectively.

As of June 30, 2016, estimated future intangible assets amortization expense for each of the next five years and thereafter, was as follows (in thousands):

For the Year Ended	Future Amortization Expense
2016 (remainder of year)	$30,419
2017	15,275
2018	15,275
2019	15,275
2020	8,006
Thereafter	71,390
Total	$155,640

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

The proceeds of the term loan were used to repay a portion of outstanding revolving loans and, on December 31, 2014, the Company borrowed $120 million under the Acquisition Advance to finance the cash portion of the acquisition purchase price of Provide Commerce. The obligations under the Amended Credit Agreement are guaranteed by certain of FTD Companies, Inc.’s wholly-owned domestic subsidiaries (together with FTD Companies, Inc., the “U.S. Loan Parties”). In addition, the obligations under the Amended Credit Agreement are secured by a lien on substantially all of the assets of the U.S. Loan Parties, including a pledge of all of the outstanding capital stock of certain direct subsidiaries of the U.S. Loan Parties (except with respect to foreign subsidiaries and certain domestic subsidiaries whose assets consist primarily of foreign subsidiary equity interests, in which case such pledge is limited to 66% of the outstanding capital stock).

The interest rates applicable to borrowings under the Amended Credit Agreement are based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to the Company’s net leverage ratio. At June 30, 2016, the base rate margin was 0.75% per annum and the LIBOR margin was 1.75% per annum. In addition, the Company pays a commitment fee ranging from 0.20% per annum to 0.40% per annum on the unused portion of the revolving credit facility. The stated interest rates (based on LIBOR) at June 30, 2016, under the term loan and the revolving credit facility were 2.38% and 2.42%, respectively. The effective interest rates at June 30, 2016, under the term loan and the revolving credit facility were 3.38% and 3.04%, respectively. The commitment fee rate at June 30, 2016, was 0.25%. The Amended Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, that, among other things, require the Company to maintain compliance with a maximum net leverage ratio and a minimum consolidated fixed charge coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, and asset sales, and the Company’s ability to incur additional debt and additional liens.

The term loan is subject to amortization payments of $5 million per quarter and customary mandatory prepayments under certain conditions. The outstanding balance of the term loan and all amounts outstanding under the revolving credit facility are due upon maturity in September 2019. At June 30, 2016, the future minimum principal payments through the maturity date of the Amended Credit Agreement were as follows for each of the next five years (in thousands):

For the Year Ended	Future Minimum Principal Payments
2016 (remainder of year)	$10,000
2017	20,000
2018	20,000
2019	240,000
2020	—
Total	$290,000

At June 30, 2016, the remaining borrowing capacity under the Amended Credit Agreement, which was reduced by $3.2 million in outstanding letters of credit, was $226.8 million. The carrying amounts of the term loan and revolving credit facility are net of debt issuance costs as the Company adopted ASU 2015-03 (see Note 1) during the six months ended June 30, 2016 and applied the changes retrospectively, as required by the ASU. The changes in the Company’s debt balances for the six months ended June 30, 2016, were as follows (in thousands):

	Balance at		Balance at
	December 31,	Repayments	June 30,
	2015	of Debt	2016
Amended Credit Agreement:
Revolving Credit Facility	$120,000	$—	$120,000
Term Loan	180,000	(10,000)	170,000
Total Principal Outstanding	300,000	$(10,000)	290,000
Debt Issuance Costs	(5,054)		(4,374)
Total Debt, Net of Debt Issuance Costs	$294,946		$285,626

7. DERIVATIVE INSTRUMENTS

In March 2012, the Company purchased, for $1.9 million, forward starting interest rate cap instruments based on 3-month LIBOR, effective January 2015 through June 2018. The forward starting interest rate cap instruments have aggregated notional values totaling $130 million. The interest rate cap instruments are designated as cash flow hedges against expected future cash flows attributable to future 3-month LIBOR interest payments on a portion of the outstanding borrowings under the Company’s Amended Credit Agreement. The gains or losses on the instruments are reported in other comprehensive income/(loss) to the extent that they are effective and are reclassified into earnings when the cash flows attributable to 3-month LIBOR interest payments are recognized in earnings.

The estimated fair values and notional values of outstanding derivative instruments at June 30, 2016 and December 31, 2015 were as follows (in thousands):

		Estimated Fair Value of		Notional Value of
		Derivative Instruments		Derivative Instruments
	Balance Sheet	June 30,	December 31,	June 30,	December 31,
	Location	2016	2015	2016	2015
Derivative Assets:
Interest rate caps	Other assets	$1	$35	$130,000	$130,000

The Company recognized the following losses from derivatives, before tax, in other comprehensive loss (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate caps	$(7)	$(114)	$(34)	$(258)

The effective portion, before tax effect, of the Company’s interest rate caps designated as cash flow hedging instruments was $1.1 million and $1.4 million at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, $0.6 million of this amount was expected to be reclassified from accumulated other comprehensive loss into interest expense in the condensed consolidated statements of operations within the next twelve months. During both quarters ended June 30, 2016 and 2015, $0.1 million was reclassified from accumulated other comprehensive loss into interest expense in the condensed consolidated statements of operations. During the six month periods ended June 30, 2016 and 2015, $0.3 million and $0.2 million, respectively, was reclassified from accumulated other comprehensive loss into interest expense in the condensed consolidated statements of operations.

8. FAIR VALUE MEASUREMENTS

The following table presents estimated fair values of financial assets and liabilities and derivative instruments that were required to be measured at fair value on a recurring basis (in thousands):

	June 30, 2016			December 31, 2015
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Money market funds	$19,583	$19,583	$—	$7,024	$7,024	$—
Derivative assets	1	—	1	35	—	35
Total	$19,584	$19,583	$1	$7,059	$7,024	$35
Liabilities:
Non-qualified deferred compensation plan	$2,390	$—	$2,390	$3,950	$—	$3,950
Total	$2,390	$—	$2,390	$3,950	$—	$3,950

Provide Commerce has an executive deferred compensation plan for key management level employees under which such employees could elect to defer receipt of current compensation. This plan is intended to be an unfunded, non-qualified deferred compensation plan that complies with the provisions of section 409A of the Internal Revenue Code. At the time of the acquisition, contributions to the plan were suspended except those relating to any compensation earned but not yet paid as of the same date. The plan assets, which consist primarily of life insurance contracts recorded at their cash surrender value, were $12.5 million and $12.0 million at June 30, 2016 and December 31, 2015 and are included in other assets in the accompanying condensed consolidated balance sheets.

The Company estimated the fair value of its long‑term debt using a discounted cash flow approach that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimated credit spread. At June 30, 2016, the Company estimated its credit spread as 2.1% and 2.7% for the term loan and revolving credit facility, respectively, resulting in yield-to-maturity estimates for the term loan and revolving credit facility of 2.8% and 3.4%, respectively. At December 31, 2015, the Company estimated its credit spread as 2.1% and 2.7% for the term loan and revolving credit facility, respectively, resulting in yield-to-maturity estimates for the term loan and revolving credit facility of 3.5% and

4.1%, respectively. The table below summarizes the carrying amounts and estimated fair values for long-term debt (in thousands):

	June 30, 2016		December 31, 2015
	Carrying	Estimated Fair Value	Carrying	Estimated Fair Value
	Amount	Level 2	Amount	Level 2
Long-term debt outstanding, including current portion	$290,000	$288,204	$300,000	$297,876

Fair value approximates the carrying amount of financing receivables because such receivables are discounted at a rate comparable to market. Fair values of cash and cash equivalents, short‑term accounts receivable, accounts payable, and accrued liabilities approximate their carrying amounts because of their short‑term nature.

9. STOCKHOLDERS’ EQUITY

Common Stock Repurchases

On February 27, 2014, the Company’s board of directors authorized a common stock repurchase program (the “2014 Repurchase Program”) that allowed FTD Companies, Inc. to repurchase up to $50 million of its common stock in both open market and privately negotiated transactions. During the year ended December 31, 2015, the Company repurchased 1.8 million shares under the 2014 Repurchase Program at an average cost per share of $27.31, fully utilizing the $50 million authorization. On March 8, 2016, the Company’s board of directors authorized a common stock repurchase program (the “2016 Repurchase Program”) that allows FTD Companies, Inc. to repurchase up to $60 million of its common stock from time to time over a two‑year period in both open market and privately negotiated transactions. As of June 30, 2016, the company has repurchased 0.3 million shares under the 2016 Repurchase Program at an average cost per share of $27.24. In addition, during July 2016, the Company repurchased an additional 0.15 million shares under the 2016 Repurchase Program at an average cost per share of $25.76. Repurchased shares generally are held in treasury pending use for general corporate purposes, including issuances under various employee and director stock plans.

Upon vesting of restricted stock units (“RSUs”) or exercise of stock options, the Company does not collect the minimum statutory withholding taxes in cash from employees. Instead, the Company automatically withholds, from the RSUs that vest or stock options that are exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock but are not counted against the limits under the 2016 Repurchase Program. The Company then pays the minimum statutory withholding taxes in cash. During the six months ended June 30, 2016, 0.2 million RSUs vested for which 0.1 million shares were withheld to cover the minimum statutory withholding taxes of $1.6 million.

10. INCENTIVE COMPENSATION PLANS

In June 2015, stockholders approved the amendment and restatement of the FTD Companies, Inc. Amended and Restated 2013 Incentive Compensation Plan (as so amended and restated, the “Plan”), which provides for the granting of awards to employees and non-employee directors, including stock options, stock appreciation rights, RSUs, and other stock based awards. Under the Plan, 5.2 million shares of FTD common stock have been reserved for issuance of awards. At June 30, 2016, the Company had 2.9 million shares available for issuance under the Plan.

On March 7, 2016, the Company granted RSUs to certain employees totaling 0.3 million shares. The RSUs granted will generally vest in four equal annual installments beginning on February 15, 2017. The fair market value of the underlying stock on the grant date was $24.01.

On March 7, 2016, the compensation committee of the FTD board of directors adopted the 2016 Management Bonus Plan (the “Bonus Plan”). The Bonus Plan is an annual incentive program which will pay out in cash, stock, or a combination of both, depending on level and performance of each eligible employee. During the quarter and six months ended June 30, 2016, the Company recorded $0.2 million and $0.9 million, respectively, of stock-based compensation expense associated with the Bonus Plan which is included in accrued compensation in the condensed consolidated balance sheets.

The stock‑based compensation expense incurred for both equity and liability-classified stock-based awards in the quarters and six months ended June 30, 2016 and 2015 has been included in the condensed consolidated statements of operations as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of revenues	$28	$14	$66	$29
Sales and marketing	1,147	680	2,381	1,137
General and administrative	2,265	1,704	5,033	3,174
Total stock-based compensation expense	$3,440	$2,398	$7,480	$4,340

11. INCOME TAXES

During the quarter ended June 30, 2016, the Company recorded a tax provision of $3.8 million on a pre-tax income of $15.9 million, compared to a tax provision of $0.5 million on pre-tax income of $18.3 million for the quarter ended June 30, 2015. The effective tax rate increased primarily due to an expected increase in full year pre-tax income compared to the prior year.

During the six months ended June 30, 2016, the Company recorded a tax provision of $4.5 million on a pre-tax income of $18.7 million, compared to a tax provision of $0.3 million on pre-tax income of $20.2 million for the six months ended June 30, 2015. The effective tax rate increased primarily due to an expected increase in full year pre-tax income compared to the prior year.

12. EARNINGS PER SHARE

Certain of the Company’s RSUs are considered participating securities because they contain a non‑forfeitable right to dividends irrespective of whether dividends are actually declared or paid or whether the awards ultimately vest. Accordingly, the Company computes earnings per share pursuant to the two‑class method in accordance with ASC 260, Earnings Per Share.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income	$12,103	$17,819	$14,194	$19,853
Income allocated to participating securities	(253)	(368)	(282)	(400)
Net income attributable to common stockholders	$11,850	$17,451	$13,912	$19,453
Denominator:
Basic average common shares outstanding	27,640	28,693	27,647	28,953
Add: Dilutive effect of non-participating securities	55	35	58	51
Diluted average common shares outstanding	27,695	28,728	27,705	29,004
Basic earnings per common share	$0.43	$0.61	$0.50	$0.67
Diluted earnings per common share	$0.43	$0.61	$0.50	$0.67

The diluted earnings per common share computations exclude stock options and RSUs, which are antidilutive. Weighted‑average antidilutive shares for the quarter and six months ended June 30, 2016 were 2.2 million and 2.3 million, respectively.

13. RESTRUCTURING AND OTHER EXIT COSTS

Restructuring and other exit costs were as follows (in thousands):

	Employee	Facility	Asset
	Termination	Closure	Impairments/
	Costs	Costs	Write-offs	Total
Accrued as of December 31, 2015	$40	$1,452	$—	$1,492
Charges	272	772	574	1,618
Cash paid	(238)	(1,064)	—	(1,302)
Other adjustments	11	8	(574)	(555)
Accrued as of June 30, 2016	$85	$1,168	$—	$1,253

During the six months ended June 30, 2016, the Company incurred restructuring and other exit costs of $1.6 million primarily related to lease termination and exit costs. Such costs are associated primarily with the shutdown of certain Provide Commerce locations. The Company currently does not expect significant additional costs related to these actions.

14. CONTINGENCIES—LEGAL MATTERS

Commencing on August 19, 2009, the first of a series of consumer class action lawsuits was brought against Provide Commerce, Inc. and co-defendant Regent Group, Inc. d/b/a Encore Marketing International (“EMI”). These cases were ultimately consolidated during the next three years into Case No. 09 CV 2094 in the United States District Court for the Southern District of California under the title In re EasySaver Rewards Litigation. Plaintiffs’ claims arise from their online enrollment in subscription based membership programs known as EasySaver Rewards, RedEnvelope Rewards, and Preferred Buyers Pass (collectively the “Membership Programs”). Plaintiffs claim that after they ordered items from certain of Provide Commerce’s websites, they were presented with an offer to enroll in one of the Membership Programs, each of which is offered and administered by EMI. Plaintiffs purport to represent a putative nationwide class of consumers allegedly damaged by Provide Commerce’s purported unauthorized or otherwise allegedly improper transferring of the putative class members’ billing information to EMI, who then posted allegedly unauthorized charges to their credit or debit card accounts for membership fees for the Membership Programs. On February 22, 2010, Provide Commerce and EMI respectively filed motions to dismiss. On August 13, 2010, the court entered an order granting in part and denying in part the motions. Between August 13, 2010 and December 2011, plaintiffs filed various amended complaints and added or dismissed certain named plaintiffs. Plaintiffs filed the fourth amended complaint on December 14, 2011. The fourth amended complaint is the operative complaint. Plaintiffs assert ten claims against Provide Commerce and EMI in the fourth amended complaint: (1) breach of contract (against Provide

Commerce only); (2) breach of contract (against EMI only); (3) breach of implied covenant of good faith and fair dealing; (4) fraud; (5) violations of the California Consumers Legal Remedies Act; (6) unjust enrichment; (7) violation of the Electronic Funds Transfer Act (against EMI only); (8) invasion of privacy; (9) negligence; and (10) violations of the Unfair Competition Law. Plaintiffs assert their claims individually and on behalf of a putative nationwide class. Plaintiffs sought damages, attorneys’ fees, and costs. Provide Commerce and EMI filed motions to dismiss the claims of plaintiffs Lawler, Walters, Cox, and Dickey on January 24, 2012. The motions to dismiss were fully briefed as of February 23, 2012, but the court had not yet conducted a hearing or ruled on the motions. The parties participated in numerous settlement conferences and mediations throughout the case in an effort to resolve this matter. On April 9, 2012, the parties reached an agreement on the high level terms of a settlement, conditioned on the parties negotiating and executing a complete written agreement. In the weeks following April 9, 2012, the parties negotiated a formal written settlement agreement (“Settlement”). Upon reaching the Settlement, the hearing on the motions to dismiss was vacated, and Provide Commerce and EMI have not answered the fourth amended complaint in light of the Settlement. The court granted the plaintiffs’ unopposed motion for preliminary approval of the Settlement on June 13, 2012. After notice to the class and briefing by the parties, the court conducted a final approval hearing (also known as a fairness hearing) on January 28, 2013, and took the matter under submission at the conclusion of the hearing. On February 4, 2013, the court entered its final order approving class action settlement, granting plaintiffs’ motion for attorneys’ fees, costs, and incentive awards, and overruling objections filed by a single objector to the Settlement. The court entered judgment on the Settlement on February 21, 2013. The objector filed a notice of appeal with the Ninth Circuit Court of Appeals on March 4, 2013. After the completion of briefing, the Ninth Circuit set oral argument on the appeal for February 2, 2015. But on January 29, 2015, the Ninth Circuit entered an order deferring argument and resolution of the appeal pending the Ninth Circuit’s decision in a matter captioned Frank v.  Netflix, No. 12 15705+. The Ninth Circuit issued its opinion in Frank v.  Netflix, No. 12 15705+ on February 27, 2015, affirming the district court’s approval of a settlement between Walmart and a class of Netflix DVD subscribers. On March 19, 2015, the Ninth Circuit entered an order vacating the judgment in this matter and remanding it to the district court for further proceedings consistent with Frank v. Netflix. The Ninth Circuit’s mandate issued on April 14, 2015, and the matter is now pending before the district court to consider final approval of the Settlement in light of Frank v. Netflix. On April 23, 2015, the district court entered an order reopening the case and ordering the parties to jointly submit a memorandum summarizing the import of the Frank v. Netflix decision and stating their intentions going forward. On May 4, 2015, such memorandum was filed by the parties, and the objector also filed his own memorandum regarding these same topics on such date. After receiving the parties, and objector’s memoranda, the district court ordered supplemental briefing on the issue of final settlement approval on May 21, 2015. The parties filed their respective opening supplemental briefs on June 18, 2015, the objector filed his opposition supplemental brief on July 2, 2015, and the parties filed their respective reply supplemental briefs on July 16, 2015. The pending final settlement approval motion was heard by the district court on July 27, 2016. At the conclusion of the hearing, the district court took the final settlement approval motion under submission and advised that it would issue a written opinion. The court did not indicate when it would issue the written decision.

There are no assurances that other legal actions or governmental investigations will not be instituted in connection with the Company’s current or former business practices. The Company cannot predict the outcome of governmental investigations or other legal actions or their potential implications for its business.

The Company records a liability when it believes that it is both probable that a loss has been incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate, (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At both June 30, 2016 and December 31, 2015, the Company had reserves totaling $2.6 million for estimated losses related to certain legal matters. With respect to other legal matters, the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company’s business, financial condition, results of operations, or cash flows.

15. SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow disclosures (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Cash paid for interest	$3,601	$4,121
Cash paid for income taxes, net	$8,201	$14,202

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

FTD Companies, Inc. (together with its subsidiaries may be referred to herein as the “Company,” “FTD,” “we,” “us,” or “our”) is a premier floral and gifting company with a vision to be the leading and most trusted floral and gifting company in the world. Our mission is to inspire, support, and delight our customers when expressing life’s most important sentiments. We provide floral, specialty foods, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. Our business uses the highly‑recognized FTD® and Interflora® brands, both supported by the iconic Mercury Man® logo. While we operate primarily in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), and the Republic of Ireland, we have worldwide presence as our Mercury Man logo is displayed in approximately 40,000 floral shops in nearly 150 countries. Our diversified portfolio of brands also includes ProFlowers®, ProPlants®, Shari’s Berries®, Personal Creations®, RedEnvelope®, Flying Flowers®, Flowers Direct®, Ink CardsTM, Postagram, and Gifts.comTM. While floral arrangements and plants are our primary offerings, we also market and sell gift items, including gourmet‑dipped berries and other sweets, personalized gifts, gift baskets, wine and champagne, jewelry, and spa products.

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

KEY BUSINESS METRICS

We review a number of key business metrics to help us monitor our performance and trends affecting our segments, and to develop forecasts and budgets. These key metrics include the following:

Segment operating income.  Our chief operating decision maker uses segment operating income to evaluate the performance of our business segments and to make decisions about allocating resources among segments. Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges and gains, transaction‑related costs, restructuring and other exit costs, and impairment of goodwill and intangible assets. Stock‑based compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income (expense), net. See Note 2—“Segment Information” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10‑Q for a reconciliation of segment operating income to consolidated operating income and consolidated income before income taxes.

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

	Quarter Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	$	%	2016	2015	$	%

	(in thousands, except for percentages, average order values,
	average revenues per member, and exchange rates)
Consolidated:
Consolidated revenues	$338,571	$365,801	$(27,230)	(7)%	$669,173	$733,582	$(64,409)	(9)%
Consumer:
Segment revenues(a)	$90,930	$97,652	$(6,722)	(7)%	$169,589	$185,722	$(16,133)	(9)%
Segment operating income	$10,924	$10,884	$40	0%	$17,398	$18,354	$(956)	(5)%
Consumer orders	1,223	1,343	(120)	(9)%	2,245	2,511	(266)	(11)%
Average order value	$70.18	$68.74	$1.44	2%	$71.31	$69.97	$1.34	2%
Provide Commerce:
Segment revenues(a)	$176,542	$196,548	$(20,006)	(10)%	$333,639	$379,784	$(46,145)	(12)%
Segment operating income	$22,177	$26,074	$(3,897)	(15)%	$29,253	$34,986	$(5,733)	(16)%
Consumer orders	3,502	4,006	(504)	(13)%	6,625	7,585	(960)	(13)%
Average order value	$49.78	$48.84	$0.94	2%	$49.73	$49.75	$(0.02)	(0)%
Florist:
Segment revenues(a)	$43,358	$43,165	$193	0%	$90,350	$89,169	$1,181	1%
Segment operating income	$12,550	$12,113	$437	4%	$25,360	$26,260	$(900)	(3)%
Average revenues per member	$3,742	$3,456	$286	8%	$7,631	$7,076	$555	8%
International:
Segment revenues (in USD)	$33,383	$33,906	$(523)	(2)%	$86,096	$89,162	$(3,066)	(3)%
Segment revenues (in GBP)	£23,248	£22,096	£1,152	5%	£60,089	£58,613	£1,476	3%
Segment operating income (in USD)	$4,279	$3,823	$456	12%	$12,028	$11,800	$228	2%
Consumer orders	541	539	2	0%	1,419	1,426	(7)	(0)%
Average order value (in USD)	$50.41	$51.64	$(1.23)	(2)%	$49.91	$51.29	$(1.38)	(3)%
Average order value (in GBP)	£35.13	£33.66	£1.47	4%	£34.86	£33.73	£1.13	3%
Average currency exchange rate: GBP to USD	1.43	1.53			1.43	1.52

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

	Quarter Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in thousands, except percentages)
Revenues	$338,571	$365,801	$(27,230)	(7)%	$669,173	$733,582	$(64,409)	(9)%
Operating expenses:
Cost of revenues	209,965	228,027	(18,062)	(8)%	423,991	464,452	(40,461)	(9)%
Sales and marketing	65,957	70,638	(4,681)	(7)%	133,873	147,050	(13,177)	(9)%
General and administrative	28,138	29,363	(1,225)	(4)%	57,633	62,498	(4,865)	(8)%
Amortization of intangible assets	15,217	15,336	(119)	(1)%	30,633	30,737	(104)	—%
Restructuring and other exit costs	1,185	2,244	(1,059)	(47)%	1,618	4,412	(2,794)	(63)%
Total operating expenses	320,462	345,608	(25,146)	(7)%	647,748	709,149	(61,401)	(9)%
Operating income	18,109	20,193	(2,084)	(10)%	21,425	24,433	(3,008)	(12)%
Interest expense, net	(2,255)	(2,359)	104	4%	(4,569)	(4,667)	98	2%
Other income, net	4	437	(433)	(99)%	1,813	426	1,387	n/m %
Income before income taxes	15,858	18,271	(2,413)	(13)%	18,669	20,192	(1,523)	(8)%
Provision for income taxes	3,755	452	3,303	n/m %	4,475	339	4,136	n/m %
Net income	$12,103	$17,819	$(5,716)	(32)%	$14,194	$19,853	$(5,659)	(29)%

n/m = not meaningful

Consolidated Revenues

Consolidated revenues decreased $27.2 million for the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015. The decrease in consolidated revenues was primarily due to a $20.0 million decrease in revenues associated with our Provide Commerce segment, a $6.7 million decrease in revenues from our Consumer segment, and a $0.5 million decrease ($1.8 million increase in constant currency) in revenues from our International segment due to strengthening of the USD to GBP exchange rate, partially offset by a $0.2 million increase in revenues from our Florist segment. Foreign currency exchange rates unfavorably impacted revenues by $2.3 million during the quarter ended June 30, 2016.

Consolidated revenues decreased $64.4 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The decrease in consolidated revenues was primarily due to a $46.1 million decrease in revenues associated with our Provide Commerce segment, a $16.1 million decrease in revenues from our Consumer segment, and a $3.1 million decrease ($2.3 million increase in constant currency) in revenues from our International segment due to strengthening of the USD to GBP exchange rate, partially offset by a $1.2 million increase in revenues from our Florist segment. Foreign currency exchange rates unfavorably impacted revenues by $5.3 million during the six months ended June 30, 2016.

Consolidated Cost of Revenues

Consolidated cost of revenues decreased $18.1 million for the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015. The decrease in consolidated cost of revenues was primarily due to a $12.1 million decrease in costs associated with our Provide Commerce segment, a $4.8 million decrease in costs associated with our Consumer segment, a $0.9 million decrease in costs associated with our Florist segment, and a $0.2 million decrease (increase of $1.3 million in constant currency) in costs associated with our International segment. Foreign currency exchange rates had a $1.5 million favorable impact on cost of revenues for the quarter ended June 30, 2016. Consolidated cost of revenues, as a percentage of consolidated revenues, remained consistent at 62% for the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015.

Consolidated cost of revenues decreased $40.5 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The decrease in consolidated cost of revenues was primarily due to a $25.8 million decrease in costs associated with our Provide Commerce segment, a $10.8 million decrease in costs associated with our

Consumer segment, a $2.5 million decrease (increase of $1.2 million in constant currency) in costs associated with our International segment, and a $1.2 million decrease in costs associated with our Florist segment. In addition, depreciation expense decreased $0.1 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. Foreign currency exchange rates had a $3.7 million favorable impact on cost of revenues for the six months ended June 30, 2016. Consolidated cost of revenues, as a percentage of consolidated revenues, remained consistent at 63% for the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

Consolidated Sales and Marketing

Consolidated sales and marketing expenses decreased $4.7 million during the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015. The decrease in consolidated sales and marketing expenses was primarily due to a $2.9 million decrease in sales and marketing expenses associated with our Provide Commerce segment, a $1.6 million decrease associated with our Consumer segment, and a $0.4 million decrease (decrease of $0.2 million in constant currency) in costs associated with our International segment. Our Florist segment was flat compared to prior year. Foreign currency exchange rates had a $0.3 million favorable impact on sales and marketing expenses for the quarter ended June 30, 2016. Consolidated sales and marketing expenses, as a percentage of consolidated revenues, remained consistent at 19% for the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015.

Consolidated sales and marketing expenses decreased $13.2 million during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The decrease in consolidated sales and marketing expenses was primarily due to a $11.1 million decrease in sales and marketing expenses associated with our Provide Commerce segment, a $3.7 million decrease associated with our Consumer segment, and a $0.5 decrease (increase of $0.1 million in constant currency) associated with our International segment, partially offset by a $1.2 million increase associated with our Florist segment. Foreign currency exchange rates had a $0.6 million favorable impact on sales and marketing expenses for the six months ended June 30, 2016. Consolidated sales and marketing expenses, as a percentage of consolidated revenues, remained consistent at 20% for the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

Consolidated General and Administrative

Consolidated general and administrative expenses decreased $1.2 million for the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015. Consolidated general and administrative expenses were lower primarily due to a reduction in personnel related costs of $1.1 million, which included an increase in stock-based compensation of $0.6 million. In addition, the increase in bad debt expense of $0.5 million was offset by decreases in other costs for the quarter ended June 30, 2016.

Consolidated general and administrative expenses decreased $4.9 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. Consolidated general and administrative expenses were lower primarily due to a decrease in transaction‑related costs of $3.9 million and a reduction in personnel related costs of $2.8 million, which included an increase in stock-based compensation of $1.9 million, partially offset by an increase in bad debt expense of $1.9 million for the six months ended June 30, 2016.

Restructuring and Other Exit Costs

During the quarters ended June 30, 2016 and 2015, we incurred restructuring and other exit costs of $1.2 million and $2.2 million, respectively, related to the integration of Provide Commerce and legacy FTD businesses.

During the six months ended June 30, 2016 and 2015, we incurred restructuring and other exit costs of $1.6 million and $4.4 million, respectively, related to the integration of Provide Commerce and legacy FTD businesses.

Other Income, net

Other income, net for the quarter ended June 30, 2016 was less than $0.1 million and for the six months ended June 30, 2016 was $1.8 million primarily related to gains on corporate-owned life insurance policies that were held by Provide Commerce.

Provision for Income Taxes

During the quarter ended June 30, 2016, we recorded a tax provision of $3.8 million on a pre‑tax income of $15.9 million, compared to a tax provision of $0.5 million on pre‑tax income of $18.3 million for the quarter ended June 30, 2015. The effective tax rate increased primarily due to an expected increase in full year pre-tax income compared to the prior year.

During the six months ended June 30, 2016, we recorded a tax provision of $4.5 million on a pre‑tax income of $18.7 million, compared to a tax provision of $0.3 million on pre‑tax income of $20.2 million for the six months ended June 30, 2015. The effective tax rate increased primarily due to an expected increase in full year pre-tax income compared to the prior year.

BUSINESS SEGMENT OPERATING RESULTS

The Company reports its business in four reportable segments: Consumer, Provide Commerce, Florist, and International. Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges or gains, transaction‑related costs, restructuring and other exit costs, and impairment of goodwill and intangible assets. Stock‑based compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income, net.

CONSUMER SEGMENT

	Quarter Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in thousands, except percentages and average order values)
Segment revenues	$90,930	$97,652	$(6,722)	(7)%	$169,589	$185,722	$(16,133)	(9)%
Segment operating income	$10,924	$10,884	$40	0%	$17,398	$18,354	$(956)	(5)%
Key metrics and other financial data:
Consumer orders	1,223	1,343	(120)	(9)%	2,245	2,511	(266)	(11)%
Average order value	$70.18	$68.74	$1.44	2%	$71.31	$69.97	$1.34	2%
Segment operating margin	12%	11%			10%	10%

Consumer Segment Revenues

Consumer segment revenues decreased $6.7 million, or 7%, for the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015, primarily driven by a 9% decrease in order volume, partially offset by an increase in average order value of 2%. Order volume declined throughout the period and included the shift in timing of the Easter holiday to the first quarter in 2016 as compared to the second quarter in 2015.

Consumer segment revenues decreased $16.1 million, or 9%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily driven by an 11% decrease in order volume, partially offset by an increase in average order value of 2%. In 2016, consumer order volume was negatively impacted by the Sunday timing of the Valentine’s Day holiday, which worsened from the Saturday day placement in 2015.

Consumer Segment Operating Income

Consumer segment operating income remained flat at $10.9 million for the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015, as revenue decreased $6.7 million, as previously described, offset by a $6.7 million decrease in operating expenses. Cost of revenues decreased $4.8 million primarily driven by a decrease in product and shipping costs associated with lower order volume. Other operating expenses decreased primarily due to reduced spending associated with lower order volume, lower fixed costs in the customer service area, and other operating expense savings. Consumer segment operating margin increased to 12% for the quarter ended June 30, 2016, compared to 11% for the quarter ended June 30, 2015.

Consumer segment operating income decreased $1.0 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, as revenue decreased $16.1 million, as previously described, offset in part by an $15.1 million decrease in operating expenses. Cost of revenues decreased $10.8 million primarily driven by a decrease in product and shipping costs associated with the lower order volume. Other operating expenses decreased primarily due to reduced spending associated with lower order volume, lower fixed costs in the customer service area, and other operating expense savings. Consumer segment operating margin remained flat at 10% for the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

PROVIDE COMMERCE SEGMENT

	Quarter Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in thousands, except percentages and average order values)
Segment revenues	$176,542	$196,548	$(20,006)	(10)%	$333,639	$379,784	$(46,145)	(12)%
Segment operating income	$22,177	$26,074	$(3,897)	(15)%	$29,253	$34,986	$(5,733)	(16)%
Key metrics and other financial data:
Consumer orders	3,502	4,006	(504)	(13)%	6,625	7,585	(960)	(13)%
Average order value	$49.78	$48.84	$0.94	2%	$49.73	$49.75	$(0.02)	(0)%
Segment operating margin	13%	13%			9%	9%

Provide Commerce Segment Revenues

Provide Commerce segment revenues decreased $20.0 million, or 10%, for the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015, primarily driven by a 13% decrease in consumer order volume, partially offset by a 2% increase in average order value. The revenue decline is the result of a $22.4 million decline in the ProFlowers business. In the Gourmet Foods business, revenue increased $0.8 million, or 2%, for the quarter and revenue in the Personal Creations business grew $1.3 million, or 7%, for the quarter. Provide Commerce segment revenues were negatively impacted by the shift in the timing of the Easter holiday to the first quarter in 2016 as compared to the second quarter in 2015.

Provide Commerce segment revenues decreased $46.1 million, or 12%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily driven by a 13% decrease in consumer order volume. The revenue decline was largely due to a $45.4 million decline in the ProFlowers business. Revenues for the Gourmet Foods business declined $3.0 million, or 3%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily driven by declines in the Valentine’s Day holiday period. Personal Creations revenue increased $2.7 million, or 8%, for the period. Provide Commerce segment revenues were negatively impacted by the Sunday timing of the Valentine’s Day holiday, which worsened from the Saturday day placement in 2015.

Provide Commerce Segment Operating Income

Provide Commerce segment operating income decreased $3.9 million, or 15%, for the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015. Revenues decreased $20.0 million, which was offset in part by a decrease in operating expenses of $16.1 million. The decrease in operating expenses was due primarily to reductions in product and shipping costs and marketing and selling costs, associated with the lower order volume, during the quarter ended June 30, 2016. Provide Commerce segment operating margin remained consistent at 13% for the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015.

Provide Commerce segment operating income decreased $5.7 million, or 16%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. Revenues decreased $46.1 million which was offset in part by a decrease in operating expenses of $40.4 million. The decrease in operating expenses was due primarily to reductions in product and shipping costs and marketing and selling costs, associated with the lower order volume, during the six months ended June 30, 2016. Further, segment operating income for the six months ended June 30, 2016 benefited from the second quarter 2015 restructuring actions associated with the developing businesses of Kalla and Gifts.com, as well as lower personnel-related costs as compared to the six months ended June 30, 2015. Provide Commerce segment operating margin remained consistent at 9% for the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

FLORIST SEGMENT

	Quarter Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in thousands, except percentages and average revenues per member)
Segment revenues	$43,358	$43,165	$193	0%	$90,350	$89,169	$1,181	1%
Segment operating income	$12,550	$12,113	$437	4%	$25,360	$26,260	$(900)	(3)%
Key metrics and other financial data:
Average revenues per member	$3,742	$3,456	$286	8%	$7,631	$7,076	$555	8%
Segment operating margin	29%	28%			28%	29%

Florist Segment Revenues

Florist segment revenues increased $0.2 million for the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015. Services revenues increased $0.8 million due to a $0.7 million increase in order-related revenues and a $0.1 million increase in subscription and other services revenues. Product revenues decreased $0.6 million primarily due to a decrease in sales of fresh flowers, partially offset by an increase in sales of containers and other hard goods. Average revenues per member increased 8% for the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015.

Florist segment revenues increased $1.2 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. Services revenues increased $1.9 million due to a $2.1 million increase in order-related revenues, partially offset by a $0.2 million decrease in subscription and other services revenues. Product revenues decreased $0.7 million primarily due to a decrease in sales of fresh flowers, partially offset by an increase in sales of containers and other hard goods. Average revenues per member increased 8% for the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

Florist Segment Operating Income

Florist segment operating income increased $0.4 million, or 4%, for the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015. The Florist segment operating margin increased to 29% for the quarter ended June 30, 2016, compared to 28% for the quarter ended June 30, 2015. Cost of revenues decreased $0.9 million, primarily driven by the decrease in sales of fresh flowers and continued cost efficiencies realized across the business. General and administrative expenses increased $0.7 million, primarily driven by an increase in bad debt expense.

 Florist segment operating income decreased $0.9 million, or 3%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, as the revenue increase of $1.2 million was more than offset by a $2.1 million increase in operating expenses. Cost of revenues decreased $1.2 million, primarily driven by the decrease in sales of fresh flowers and continued cost efficiencies realized across the business. Sales and marketing expenses increased $1.2 million associated with the increase in order-related revenues. General and administrative expenses increased $2.1 million primarily due to an increase in bad debt expense. The Florist segment operating margin decreased to 28% for the six months ended June 30, 2016, compared to 29% for the six months ended June 30, 2015.

INTERNATIONAL SEGMENT

	Quarter Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in thousands, except percentages, average order values, and exchange rates)
Segment revenues (in USD)	$33,383	$33,906	$(523)	(2)%	$86,096	$89,162	$(3,066)	(3)%
Impact of foreign currency	2,296	—	2,296		5,330	—	5,330
Segment revenues (in constant currency)[1]	$35,679	$33,906	$1,773	5%	$91,426	$89,162	$2,264	3%
Segment revenues (in GBP)	£23,248	£22,096	£1,152	5%	£60,089	£58,613	£1,476	3%
Segment operating income (in USD)	$4,279	$3,823	$456	12%	$12,028	$11,800	$228	2%
Impact of foreign currency	293	—	293		735	—	735
Segment operating income (in constant currency)[1]	$4,572	$3,823	$749	20%	$12,763	$11,800	$963	8%
Key metrics and other financial data:
Consumer orders	541	539	2	0%	1,419	1,426	(7)	(0)%
Average order value (in USD)	$50.41	$51.64	$(1.23)	(2)%	$49.91	$51.29	$(1.38)	(3)%
Average order value (in GBP)	£35.13	£33.66	£1.47	4%	£34.86	£33.73	£1.13	3%
Segment operating margin	13%	11%			14%	13%
Average currency exchange rate: GBP to USD	1.43	1.53			1.43	1.52

1(in USD at prior year foreign currency exchange rate)

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

International Segment Revenues

International segment revenues decreased $0.5 million, or 2%, (increased $1.8 million, or 5%, in constant currency), for the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015. The increase in revenues in constant currency was primarily due to an increase in average order value of 4%, as well as an increase in revenues from the sales of wholesale flowers.

International segment revenues decreased $3.1 million, or 3%, (increased $2.3 million, or 3%, in constant currency), for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The increase in revenues in constant currency was primarily due to an increase in average order value of 3%.

International Segment Operating Income

International segment operating income increased $0.5 million, or 12%, ($0.7 million, or 20%, in constant currency), for the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015. International segment operating margin increased to 13% for the quarter ended June 30, 2016, compared to 11% in the quarter ended June 30, 2015. Revenues decreased $0.5 million (increased $1.8 million in constant currency) which were more than offset by a decrease in operating expenses of $1.0 million ($1.0 million increase in constant currency). Cost of revenues decreased $0.2 million ($1.3 million increase in constant currency). The segment operating income increase in constant currency was primarily driven by the increase in revenues in constant currency, as described above. Sales and marketing expenses decreased $0.4 million ($0.2 million in constant currency). The decrease in constant currency was primarily due to lower brand and related marketing costs. General and administrative expenses decreased $0.3 million ($0.1 million in constant currency). The decrease in constant currency was driven by lower legal costs offset in part by an increase in technology costs.

International segment operating income increased $0.2 million, or 2%, ($1.0 million, or 8%, in constant currency), for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. International segment operating margin increased to 14% for the six months ended June 30, 2016, compared to 13% in the six months ended June 30, 2015. Revenues decreased $3.1 million (increased $2.3 million in constant currency) which were more than offset by a decrease in operating expenses of $3.3 million ($1.3 million increase in constant currency). Cost of revenues decreased $2.5 million ($1.2 million increase in constant currency). The segment operating income increase in constant currency was primarily driven by the increase in revenues in constant currency, as described above. Sales and marketing expenses decreased $0.5 million ($0.1 million increase in constant currency). General and administrative expenses decreased $0.3 million ($0.1 million increase in constant currency). The increase in constant currency was driven by an increase in technology costs offset in part by a decrease in legal costs.

UNALLOCATED EXPENSES

	Quarter Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in thousands, except percentages)
Unallocated expenses	$10,582	$11,543	$(961)	(8)%	$20,098	$25,054	$(4,956)	(20)%

Unallocated expenses include various corporate costs, such as executive management, corporate finance, legal, and certain human resources costs. In addition, unallocated expenses include stock‑based compensation for all eligible Company employees, restructuring and other exit costs, transaction‑related costs, and litigation and dispute settlement charges and gains.

Unallocated expenses decreased $1.0 million for the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015. The decrease in unallocated expenses was primarily due to a decrease in restructuring and other exit costs primarily related to the integration of the Provide Commerce business of $1.2 million incurred during the quarter ended June 30, 2016 compared to $2.2 million incurred in the quarter ended June 30, 2015. Partially offsetting these reductions was an increase in personnel‑related costs of $0.2 million which included an increase in stock‑based compensation of $1.0 million in the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015.

Unallocated expenses decreased $5.0 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The decrease in unallocated expenses was primarily due to a decrease in transaction-related costs of $4.0 million. We also incurred restructuring and other exit costs primarily related to the integration of the Provide Commerce business of $1.5 million during the six months ended June 30, 2016 compared to $4.4 million incurred in the six months ended June 30, 2015. Partially offsetting these reductions was an increase in personnel related costs of $2.0 million which included an increase in stock based compensation of $3.1 million in the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

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

The interest rates applicable to borrowings under the Amended Credit Agreement are based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to the Company’s net leverage ratio. In addition, the Company pays a commitment fee ranging from 0.20% per annum to 0.40% per annum on the unused portion of the revolving credit facility. The stated interest rates (based on LIBOR) at June 30, 2016 under the term loan and the revolving credit facility were 2.38% and 2.42%, respectively. The effective interest rates at June 30, 2016, under the term loan and the revolving credit facility were 3.38% and 3.04%, respectively. The commitment fee rate at June 30, 2016 was 0.25%. The Amended Credit Agreement contains customary representations and warranties, events of default, affirmative covenants, and negative covenants, that, among other things, require the Company to maintain compliance with a maximum net leverage ratio and a minimum consolidated fixed charge coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, and asset sales, and the Company’s ability to incur additional debt and additional liens. The Company was in compliance with all covenants under the Amended Credit Agreement at June 30, 2016.

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

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

Our total cash and cash equivalents balance decreased by $1.8 million to $56.1 million at June 30, 2016, compared to $57.9 million at December 31, 2015. Our summary cash flows for the periods presented were as follows (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Net cash provided by operating activities	$24,089	$27,396
Net cash used for investing activities	$(7,232)	$(17,467)
Net cash used for financing activities	$(18,202)	$(51,197)

Net cash provided by operating activities was $24.1 million for the six months ended June 30, 2016, as compared to net cash provided by operating activities of $27.4 million for the six months ended June 30, 2015. The decrease in net cash provided for operating activities was primarily due to a $5.7 million decrease in net income and a $1.4 million decrease in non-cash items, partially offset by a $3.8 million change in operating assets and liabilities. Net cash provided by operating activities is driven by our net income adjusted for non‑cash items including, but not limited to, depreciation and amortization, deferred taxes, stock‑based compensation, gains on life insurance, and changes in operating assets and liabilities. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing, and other factors.

Net cash used for investing activities decreased by $10.2 million due to the $9.9 million prior year payment of the post-closing working capital adjustment and $0.9 million of proceed received from life insurance during the six months ended June 30, 2016. Purchases of property and equipment were $8.2 million during the six months ended June 30, 2016, compared to $7.5 million during the six months ended June 30, 2015. We currently anticipate that our total capital expenditures for 2016 will be approximately $20 million. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

Net cash used for financing activities decreased by $33.0 million. The decrease in net cash used for financing activities was primarily due to repayment of $10.0 million of outstanding amounts under the Amended Credit Agreement during the six months ended June 30, 2016, compared to repayment of $30.0 million during the six months ended June 30, 2015. In addition, during the six months ended June 30, 2016, we purchased 0.3 million shares of our common stock under the 2016 Repurchase Program, as described below, for a total cost of $8.2 million, compared to $20.0 million to repurchase 0.7 million shares of our common stock in the prior period under the previous repurchase program, as described in Item 7 of the Company’s Form 10‑K for the year ended December 31, 2015. We withhold shares to cover withholding taxes on vested restricted stock units and pay these taxes in cash. We paid $1.6 million and $2.0 million related to withholding taxes on vested restricted stock units during the six months ended June 30, 2016 and 2015, respectively.

We currently expect to generate positive cash flows from operations at least for the next twelve months. We may use our existing cash balances and future cash generated from operations to fund, among other things, working capital, stock repurchases, interest payment obligations, quarterly debt amortization payments and mandatory prepayments, if any, under the Amended Credit Agreement, capital expenditures, and acquisitions.

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

On March 8, 2016, our board of directors authorized a new common stock repurchase program (the “2016 Repurchase Program”) that allows us to repurchase up to $60 million of FTD common stock from time to time over a two year period in both open market and privately negotiated transactions. The objective of the 2016 Repurchase Program is to offset the dilutive effect on earnings per share from stock-based compensation and allow for opportunistic stock purchases to return capital to shareholders. As of June 30, 2016, the Company has repurchased 0.3 million shares under the 2016 Repurchase Program at an average cost per share of $27.24. In addition, during July 2016, the Company repurchased an additional 0.15 million shares under the 2016 Repurchase Program at an average cost per share of $25.76.

Contractual Obligations and Other Commitments

There have been no material changes, outside the ordinary course of business, related to the Company’s contractual obligations or other commitments as disclosed in Item 7 of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015.

Off‑Balance Sheet Arrangements

At June 30, 2016, we did not have any off‑balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S‑K promulgated by the SEC, that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest, became effective as of January 1, 2016. This update requires that debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, also became effective as of January 1, 2016. This update clarifies that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. We elected to present all debt issuance costs, including those associated with our revolving credit facility, consistently as a direct deduction from the carrying amount of the liability. We have applied the provisions of ASU 2015-03 retrospectively to all periods presented, as required by the update. This resulted in a reclassification which reduced both other assets and the related outstanding debt by $4.4 million and $5.1 million at June 30, 2016 and December 31, 2015, respectively.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-04, Liabilities – Extinguishment of Liabilities - Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in this ASU specify how a company should derecognize amounts related to expected breakage of prepaid stored-value products. Breakage should be recognized in proportion to the pattern of rights expected to be exercised by the product holder to the extent that it is probable a significant reversal of the recognized breakage amount will not subsequently occur. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted, and is to be applied retrospectively or using a modified retrospective approach. Our accounting for breakage already follows the guidance in this ASU. Therefore, we have considered this ASU to have been adopted upon issuance.

Recently Issued Accounting Standards

In May 2014, FASB issued ASU 2014‑09, Revenue from Contracts with Customers. The amendments in this ASU affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The amendments in this ASU require an entity to recognize revenue related to the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) to clarify the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. Further, in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing to clarify identifying performance obligations and the licensing implementation guidance. This guidance includes indicators to assist an entity in evaluating whether promised goods and services are distinct a long with guidance to determine whether an entity promises to grant a license to a customer with either a right to use the entity’s intellectual property at a point in time or a right to access the entity’s intellectual property over a period of time. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The guidance also clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria.  The guidance under this topic was deferred by ASU 2015-14, issued by the FASB in August 2015, and is now effective for fiscal years and interim periods beginning on or after December 15, 2017 with early adoption permitted as of the original effective date for periods beginning after December 15, 2016. We are currently assessing the impact of this update on our consolidated financial statements.

In July 2015, FASB issued ASU 2015-11, Inventory—Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The update does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The update applies to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost methods. The amendments in this ASU will be effective for the Company for fiscal years, and the interim periods within those years, beginning after December 15, 2016. The amendments must be applied prospectively and early adoption is permitted. We are currently assessing the impact of this update on our consolidated financial statements.

In January 2016, FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2017. The amendments must be applied prospectively and early adoption is permitted for certain measurement enhancements within this amendment. Early adoption is not permitted for other aspects updated in this amendment. The Company is currently assessing the impact of this update on its consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases. This update requires the recognition of certain lease assets and lease liabilities on the balance sheet as well as the disclosure of key information about leasing arrangements. The amendments in this ASU require the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients which may be elected by the Company. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation – Stock Compensation. The amendments in this ASU simplify several aspects of the accounting for stock-based compensation, including the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. These amendments are to be applied on a retrospective, modified retrospective, or prospective basis, depending on the related items. We are currently assessing the impact of this update on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. This update requires timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which guidance is effective, as is a modified-retrospective approach. The Company is currently assessing the impact of this update on its consolidated financial statements.

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

ITEM 1A.  RISK FACTORS

Our business and common stock are subject to a number of risks and uncertainties. The information presented below updates, and should be read in conjunction with, the risks summarized under the caption “Risk Factors” in Part I, Item 1A of our most recent Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K.

The United Kingdom vote to leave the European Union could adversely impact our business, financial condition, results of operations and cash flows.

On June 23, 2016, the U.K. held a referendum in which a majority of voters voted to leave the European Union (“E.U.”), commonly referred to as “Brexit.” It is expected that the U.K. government will commence a process of negotiation to determine the terms of the U.K.’s withdrawal from the E.U.  A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the E.U. or other nations as the U.K. pursues independent trade relations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. The effects of Brexit will depend on any agreements the U.K. makes to retain access to the E.U. or other markets either during a transitional period or more permanently. Compliance with new laws or regulations regarding trade, delivery and other cross-border activities between the U.K. and the E.U. could be costly, negatively impacting our business, financial condition, operating results and cash flows. As noted in our recent annual report on Form 10-K, our International segment operates principally in the U.K. For the six months ended June 30, 2016, our International segment contributed approximately 13% of our consolidated revenues.

In addition, the announcement of the referendum results was followed by significant volatility in global stock markets and currency exchange rates, including in particular a decline in the value of the GBP in comparison to both the USD and EUR. Uncertainty before, during and after the period of negotiation could have a negative economic impact and result in further market and exchange rate volatility for several years. Any of these effects, and others that the Company cannot anticipate, could adversely impact the Company’s business, financial condition, results of operations and cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of our common stock during the quarter ended June 30, 2016:

(In thousands, except for share and per share amounts)			Number of Shares	Approximate Dollar
			Purchased as Part	Value of Shares that
	Total	Average	of Publicly	May Yet Be
	Number of	Price Paid	Announced	Purchased Under
	Shares	Per	Plans or	the Plans
Period	Purchased	Share	Programs(a)	or Programs
April 1 - April 30	—	$—	—	$60,000
May 1 - May 31	44,649	26.92	44,649	58,798
June 1 - June 30	255,351	27.30	255,351	51,828
Total	300,000	$27.24	300,000	$51,828
(a)

On March 8, 2016, the Company’s board of directors authorized a common stock repurchase program that allows the Company to repurchase up to $60 million of its common stock from time to time over a two year period in both open market and privately negotiated transactions. No repurchases were made under the program prior to the second quarter of 2016.

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

Date: August 4, 2016	FTD Companies, Inc. (Registrant)

	By:	/s/ Becky A. Sheehan
Becky A. Sheehan
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to
No.	Exhibit Description	Filed with this Form 10‑Q	Form	File No.	Date Filed	Exhibit Number (if different)
10.1	Rhys Hughes Service Agreement Amendment	X
10.2	First Amendment to the FTD Companies, Inc. 2016 Management Bonus Plan	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X