Form 10-Q
period 2016-09-30
FTD Companies, Inc.
filed 2016-11-08
CIK 1575360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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

There were 27,221,555 shares of the Registrant’s common stock outstanding at November 1, 2016.

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

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$16,192	$57,892
Accounts receivable, net of allowances of $6,929 and $4,802 at September 30, 2016 and December 31, 2015, respectively	26,696	28,177
Inventories	27,517	25,611
Income taxes receivable	2,843	5,450
Prepaid expenses and other current assets	10,662	15,767
Total current assets	83,910	132,897
Property and equipment, net	58,078	64,753
Intangible assets, net	289,727	340,559
Goodwill	551,208	561,656
Other assets	22,197	21,863
Total assets	$1,005,120	$1,121,728
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,444	$82,448
Accrued liabilities	30,632	54,087
Accrued compensation	13,763	21,193
Deferred revenue	6,305	5,421
Income taxes payable	875	840
Current portion of long-term debt	20,000	20,000
Total current liabilities	112,019	183,989
Long-term debt	260,966	274,946
Deferred tax liabilities, net	97,489	112,769
Other liabilities	6,490	8,798
Total liabilities	476,964	580,502
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, 5,000,000 shares, par value $0.0001, authorized; no shares issued and outstanding	—	—
Common stock, 60,000,000 shares, par value $0.0001, authorized; 29,652,452 and 29,427,365 shares issued at September 30, 2016 and December 31, 2015, respectively	3	3
Treasury stock, 2,280,897 and 1,830,897 shares at September 30, 2016 and December 31, 2015, respectively	(62,035)	(50,000)
Additional paid-in capital	687,576	678,558
Accumulated deficit	(47,898)	(52,119)
Accumulated other comprehensive loss	(49,490)	(35,216)
Total stockholders’ equity	528,156	541,226
Total liabilities and stockholders’ equity	$1,005,120	$1,121,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Products	$142,726	$157,745	$738,986	$820,020
Services	30,428	30,774	103,341	102,081
Total revenues	173,154	188,519	842,327	922,101
Operating expenses:
Cost of revenues—products	103,838	113,504	518,477	568,106
Cost of revenues—services	4,405	4,763	13,757	14,613
Sales and marketing	35,012	38,249	168,885	185,299
General and administrative	25,745	30,252	83,378	92,750
Amortization of intangible assets	15,240	15,317	45,873	46,054
Restructuring and other exit costs	612	1,495	2,230	5,907
Total operating expenses	184,852	203,580	832,600	912,729
Operating income/(loss)	(11,698)	(15,061)	9,727	9,372
Interest income	135	122	410	371
Interest expense	(2,429)	(2,450)	(7,273)	(7,366)
Other income/(expense), net	(9)	131	1,804	557
Income/(loss) before income taxes	(14,001)	(17,258)	4,668	2,934
Provision/(benefit) for income taxes	(4,028)	(779)	447	(440)
Net income/(loss)	$(9,973)	$(16,479)	$4,221	$3,374
Earnings/(loss) per common share:
Basic earnings/(loss) per share	$(0.36)	$(0.57)	$0.15	$0.12
Diluted earnings/(loss) per share	$(0.36)	$(0.57)	$0.15	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income/(loss)	$(9,973)	$(16,479)	$4,221	$3,374
Other comprehensive loss:
Foreign currency translation	(2,902)	(5,020)	(14,510)	(4,227)
Cash flow hedges:
Changes in net gains on derivatives, net of tax of $54 and $37 for the quarters ended September 30, 2016 and 2015, respectively and $147 and $31 for the nine months ended September 30, 2016 and 2015, respectively	86	57	236	49
Other comprehensive loss	(2,816)	(4,963)	(14,274)	(4,178)
Total comprehensive loss	$(12,789)	$(21,442)	$(10,053)	$(804)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2015	29,427	$3	(1,831)	$(50,000)	$678,558	$(35,216)	$(52,119)	$541,226
Net income	—	—	—	—	—	—	4,221	4,221
Other comprehensive loss	—	—	—	—	—	(14,274)	—	(14,274)
Stock-based compensation	—	—	—	—	9,767	—	—	9,767
Tax shortfalls from equity awards	—	—	—	—	(408)	—	—	(408)
Vesting of restricted stock units and related repurchases of common stock	163	—	—	—	(1,645)	—	—	(1,645)
Repurchases of common stock	—	—	(450)	(12,035)	—	—	—	(12,035)
Issuance of common stock through employee stock purchase plan	62	—	—	—	1,304	—	—	1,304
Balance at September 30, 2016	29,652	$3	(2,281)	$(62,035)	$687,576	$(49,490)	$(47,898)	$528,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$4,221	$3,374
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	63,502	63,265
Stock-based compensation	10,803	8,204
Provision for doubtful accounts receivable	2,936	1,315
Amortization of debt issuance costs	1,020	1,020
Impairment of fixed assets	398	1,282
Deferred taxes, net	(14,519)	(9,108)
Excess tax (benefits) shortfalls from equity awards	408	(311)
Gains on life insurance	(1,583)	—
Other, net	76	44
Changes in operating assets and liabilities, net of acquisition related purchase accounting adjustments:
Accounts receivable, net	(1,791)	2,592
Inventories	(2,025)	(2,922)
Prepaid expenses and other assets	5,623	8,828
Accounts payable and accrued liabilities	(72,996)	(59,951)
Deferred revenue	1,037	(2,022)
Income taxes receivable or payable	1,982	(11,462)
Other liabilities	(2,284)	(6,852)
Net cash used for operating activities	(3,192)	(2,704)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(9,935)
Purchases of property and equipment	(12,018)	(10,700)
Proceeds from life insurance	1,946	—
Purchases of intangible assets	—	(60)
Net cash used for investing activities	(10,072)	(20,695)
Cash flows from financing activities:
Payments on long-term debt	(15,000)	(35,000)
Exercise of stock options and purchases from employee stock plans	1,304	485
Repurchases of common stock	(13,680)	(22,021)
Excess tax benefits (shortfalls) from equity awards	(408)	311
Net cash used for financing activities	(27,784)	(56,225)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(652)	(872)
Change in cash and cash equivalents	(41,700)	(80,496)
Cash and cash equivalents, beginning of period	57,892	95,595
Cash and cash equivalents, end of period	$16,192	$15,099

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest, became effective as of January 1, 2016. This update requires that debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, also became effective as of January 1, 2016. This update clarifies that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. The Company elected to present all debt issuance costs, including those associated with the Company’s revolving credit facility, consistently as a direct deduction from the carrying amount of the liability. The Company has applied the provisions of ASU 2015-03 retrospectively to all periods presented, as required by the update. This resulted in a reclassification which reduced both other assets and the related outstanding debt by $4.0 million and $5.1 million at September 30, 2016 and December 31, 2015, respectively.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-04, Liabilities—Extinguishment of Liabilities—Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in this ASU specify how a company should derecognize amounts related to expected breakage of prepaid store-value products. Breakage should be recognized in proportion to the pattern of rights expected to be exercised by the product holder to the extent that it is probable a significant reversal of the recognized breakage amount will not subsequently occur. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted, and is to be applied retrospectively or using a modified retrospective approach. The Company’s accounting for breakage already follows the guidance in this ASU. Therefore, the Company considered this ASU to have been adopted upon issuance.

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

In January 2016, FASB issued ASU 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendments in this ASU will be effective for the Company for fiscal years and interim periods within those years, beginning after December 15, 2017. The amendments must be applied prospectively and early adoption is permitted for certain measurement enhancements within this amendment. Early adoption is not permitted for other aspects updated in this amendment. The Company is currently assessing the impact of this update on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation. The amendments in this ASU simplify several aspects of the accounting for stock-based compensation, including the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. These amendments are to be applied on a retrospective, modified retrospective, or prospective basis, depending on the related items. The Company is currently assessing the impact of this update on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses. This update seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which guidance is effective, which is a modified-retrospective approach. The Company is currently assessing the impact of this update on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments. This update was issued to address the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The amendments should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

2. SEGMENT INFORMATION

The Company reports its business in four reportable segments: Consumer, Provide Commerce, Florist, and International.

Below is a reconciliation of segment revenues to consolidated revenues (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Products revenues:
Consumer	$51,298	$59,573	$220,887	$245,295
Provide Commerce	57,112	60,465	390,751	440,249
Florist	10,328	10,692	38,417	39,510
International	27,379	30,765	102,660	108,809
Segment products revenues	146,117	161,495	752,715	833,863
Services revenues:
Florist	26,277	26,061	88,538	86,412
International	4,222	4,773	15,037	15,891
Segment services revenues	30,499	30,834	103,575	102,303
Intersegment eliminations	(3,462)	(3,810)	(13,963)	(14,065)
Consolidated revenues	$173,154	$188,519	$842,327	$922,101

Intersegment revenues represent amounts charged from one segment to the other for services provided based on order volume at a set rate per order. Intersegment revenues by segment were as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Intersegment revenues:
Consumer	$(2,951)	$(3,160)	$(12,022)	$(13,182)
Provide Commerce	(440)	(590)	(1,707)	(661)
Florist	(71)	(60)	(234)	(222)
Total intersegment revenues	$(3,462)	$(3,810)	$(13,963)	$(14,065)

Below is a reconciliation of segment operating income/(loss) to consolidated operating income/(loss) and income/(loss) before income taxes (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Segment operating income/(loss)(a)
Consumer	$5,059	$9,641	$22,457	$27,995
Provide Commerce	(1,847)	(5,679)	27,406	29,307
Florist	11,362	10,067	36,722	36,327
International	4,130	3,460	16,158	15,260
Total segment operating income	18,704	17,489	102,743	108,889
Unallocated expenses(b)	(9,416)	(11,198)	(29,514)	(36,252)
Depreciation expense and amortization of intangible assets	(20,986)	(21,352)	(63,502)	(63,265)
Operating income/(loss)	(11,698)	(15,061)	9,727	9,372
Interest expense, net	(2,294)	(2,328)	(6,863)	(6,995)
Other income/(expense), net	(9)	131	1,804	557
Income/(loss) before income taxes	$(14,001)	$(17,258)	$4,668	$2,934

(a)

Segment operating income/(loss) is operating income/(loss) excluding depreciation, amortization, litigation and dispute settlement charges or gains, transaction-related costs, restructuring and other exit costs, and impairment of goodwill and intangible assets. Stock‑based compensation and general corporate expenses are not allocated to the segments. Segment operating income/(loss) is prior to intersegment eliminations and excludes other income/(expense), net.

(b)

Unallocated expenses include various corporate costs, such as executive management, corporate finance, legal, and certain human resources costs. In addition, unallocated expenses include stock‑based compensation for all eligible Company employees, restructuring and other exit costs, transaction-related costs, and litigation and dispute settlement charges or gains.

Geographic revenues to external customers were as follows for the periods presented (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
U.S.	$141,553	$152,981	$724,630	$797,401
U.K.	31,601	35,538	117,697	124,700
Consolidated revenues	$173,154	$188,519	$842,327	$922,101

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

Credit quality of financing receivables was as follows (in thousands):

	September 30, 2016	December 31, 2015
Current	$11,594	$11,102
Past due	838	746
Total	$12,432	$11,848

The aging of past due financing receivables was as follows (in thousands):

	September 30, 2016	December 31, 2015
Current	$11,594	$11,102
Past due:
1 - 150 days past due	110	152
151 - 364 days past due	155	175
365 - 730 days past due	236	242
731 or more days past due	337	177
Total	$12,432	$11,848

Financing receivables on nonaccrual status at September 30, 2016 and December 31, 2015, totaled $0.9 million and $0.8 million, respectively.

The allowance for credit losses and the recorded investment in financing receivables were as follows (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Allowance for credit losses:
Balance at January 1	$706	$3,200
Provision	131	233
Write-offs charged against allowance	(66)	(2,799)
Balance at September 30	$771	$634
Ending balance collectively evaluated for impairment	$767	$588
Ending balance individually evaluated for impairment	$4	$46
Recorded investments in financing receivables:
Balance collectively evaluated for impairment	$861	$693
Balance individually evaluated for impairment	$11,571	$11,044

Individually evaluated impaired loans, including the recorded investment in such loans, the unpaid principal balance, and the allowance related to such loans, each totaled less than $0.1 million at both September 30, 2016 and December 31, 2015. The average recorded investment in such loans was less than $0.1 million in each of the nine months ended September 30, 2016 and 2015. Interest income recognized on impaired loans was less than $0.1 million in each of the nine months ended September 30, 2016 and 2015.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Land and improvements	$1,575	$1,601
Buildings and improvements	16,195	16,303
Leasehold improvements	16,691	16,691
Equipment	13,996	13,711
Computer equipment	27,556	27,067
Computer software	58,504	50,897
Furniture and fixtures	3,406	3,564
	137,923	129,834
Accumulated depreciation	(79,845)	(65,081)
Total	$58,078	$64,753

Depreciation expense, including the amortization of leasehold improvements, was $5.7 million and $6.0 million for the quarters ended September 30, 2016 and 2015, respectively and $17.6 million and $17.2 million for the nine months ended September 30, 2016 and 2015, respectively.

4. TRANSACTIONS WITH RELATED PARTIES

Transactions with Liberty

As of September 30, 2016, Liberty Interactive Corporation (“Liberty”) owned approximately 37% of the issued and outstanding shares of FTD common stock. An Investor Rights Agreement governs certain rights of and restrictions on Liberty in connection with the shares of FTD common stock that Liberty owns. On December 31, 2014, in conjunction with the acquisition of Provide Commerce, Provide Commerce and Liberty entered into a services agreement (the “Services Agreement”), under which Provide Commerce, on a short-term transitional basis, provided Liberty with certain support service and other assistance after the acquisition in respect of the RedEnvelope business, an online e-commerce business that was not acquired by FTD as part of the acquisition. Fees of $0.3 million were earned in 2015 during the term of the Services Agreement. On April 1, 2015, Provide Commerce and Liberty entered into an amendment to the Services Agreement to extend the term of the Services Agreement to June 30, 2015. The Services Agreement terminated on June 30, 2015.

The acquisition purchase price was subject to adjustment based upon the final closing working capital, which adjustment was determined to be $9.9 million. In April 2015, FTD made a payment to Liberty in full satisfaction of this adjustment.

On April 30, 2015, the Company, through a wholly owned subsidiary, entered into a Purchase and Sale Agreement with an indirect wholly owned subsidiary of Liberty, pursuant to which the Company acquired certain residual assets previously used by Liberty in the RedEnvelope business for a cash purchase price of $0.3 million. The purchase price was allocated to the assets acquired based on their relative fair values, resulting in allocated values of $0.1 million to fixed assets, $0.1 million to inventory, and $0.1 million to the trademark and trade name.

The I.S. Group Limited

Interflora holds an equity investment of 20.4% in The I.S. Group Limited (“I.S. Group”). The investment was $1.5 million and $1.6 million at September 30, 2016 and December 31, 2015, respectively, and is included in other assets in the condensed consolidated balance sheets. I.S. Group supplies floral-related products to Interflora’s floral network members in both the U.K. and the Republic of Ireland as well as to other customers. Interflora derives revenues from I.S. Group from (i) the sale of products (sourced from third-party suppliers) to I.S. Group for which revenue is recognized on a gross basis, (ii) commissions on products sold by I.S. Group (sourced from third-party suppliers) to floral network members, and (iii) commissions for acting as a collection agent on behalf of I.S. Group. Revenues related to products sold to and commissions earned from I.S. Group were $0.5 million and $0.6 million in the quarters ended September 30, 2016 and 2015, and $1.8 million and $2.0 million for the nine months ended September 30, 2016 and 2015. In addition, Interflora purchases products from I.S. Group for sale to consumers. The cost of revenues related to products purchased from I.S. Group was $0.1 million and less than $0.1 million in the quarters ended September 30, 2016 and 2015, respectively, and $0.4 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively. Amounts due from I.S. Group were $0.2 million and $0.3 million at September 30, 2016 and December 31, 2015, respectively, and amounts payable to I.S. Group were $0.9 million and $1.4 million at September 30, 2016 and December 31, 2015, respectively.

5. GOODWILL, INTANGIBLE ASSETS, AND OTHER LONG‑LIVED ASSETS

Goodwill

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2016 were as follows (in thousands):

		Provide
	Consumer	Commerce	Florist	International	Total
Goodwill at December 31, 2015	$133,226	$231,501	$109,651	$87,278	$561,656
Foreign currency translation	—	—	—	(10,448)	(10,448)
Goodwill at September 30, 2016	$133,226	$231,501	$109,651	$76,830	$551,208

In 2015 and 2008, the Company recorded impairment charges of $85.0 million and $116.3 million, respectively. The table above reflects the Company’s goodwill balances net of the accumulated impairment charges. The gross goodwill balance was $752.5 million at September 30, 2016.

Intangible Assets

Intangible assets are primarily related to the acquisition of Provide Commerce in December 2014 and the acquisition of the Company by United Online in August 2008 and consist of the following (in thousands):

	September 30, 2016			December 31, 2015
	Gross	Accumulated		Gross	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
Complete technology	$76,752	$(53,153)	$23,599	$77,494	$(48,438)	$29,056
Customer contracts and relationships	192,982	(181,594)	11,388	195,209	(149,636)	45,573
Trademarks and trade names	269,572	(14,832)	254,740	274,606	(8,676)	265,930
Total	$539,306	$(249,579)	$289,727	$547,309	$(206,750)	$340,559

Some of the Company’s trademarks and trade names are indefinite‑lived assets for which there is no associated amortization expense or accumulated amortization. At September 30, 2016 and December 31, 2015, such indefinite‑lived assets, after impairment and foreign currency translation adjustments, totaled $149.3 million and $154.2 million, respectively.

As of September 30, 2016, estimated future intangible assets amortization expense for each of the next five years and thereafter, was as follows (in thousands):

For the Year Ended	Future Amortization Expense
2016 (remainder of year)	$15,209
2017	15,273
2018	15,273
2019	15,273
2020	8,004
Thereafter	71,387
Total	$140,419

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

The interest rates applicable to borrowings under the Amended Credit Agreement are based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to the Company’s net leverage ratio. At September 30, 2016, the base rate margin was 0.75% per annum and the LIBOR margin was 1.75% per annum. In addition, the Company pays a commitment fee ranging from 0.20% per annum to 0.40% per annum on the unused portion of the revolving credit facility. The stated interest rates (based on LIBOR) at September 30, 2016, under the term loan and the revolving credit facility were 2.59% and 2.27%, respectively. The effective interest rates at September 30, 2016, under the term loan and the revolving credit facility were 3.39% and 3.06%, respectively. The commitment fee rate at September 30, 2016, was 0.25%. The Amended Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, that, among other things, require the Company to maintain compliance with a maximum net leverage ratio and a minimum consolidated fixed charge coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, and asset sales, and the Company’s ability to incur additional debt and additional liens.

The term loan is subject to amortization payments of $5.0 million per quarter and customary mandatory prepayments under certain conditions. The outstanding balance of the term loan and all amounts outstanding under the revolving credit facility are due upon maturity in September 2019. At September 30, 2016, the future minimum principal payments through the maturity date of the Amended Credit Agreement were as follows for each of the next five years (in thousands):

For the Year Ended	Future Minimum Principal Payments
2016 (remainder of year)	$5,000
2017	20,000
2018	20,000
2019	240,000
2020	—
Total	$285,000

At September 30, 2016, the remaining borrowing capacity under the Amended Credit Agreement, which was reduced by $2.9 million in outstanding letters of credit, was $227.1 million. The carrying amounts of the term loan and revolving credit facility are net of debt issuance costs as the Company adopted ASU 2015-03 (see Note 1) during the nine months ended September 30, 2016 and applied the changes retrospectively, as required by the ASU. The changes in the Company’s debt balances for the nine months ended September 30, 2016, were as follows (in thousands):

	Balance at		Balance at
	December 31,	Repayments	September 30,
	2015	of Debt	2016
Amended Credit Agreement:
Revolving Credit Facility	$120,000	$—	$120,000
Term Loan	180,000	(15,000)	165,000
Total Principal Outstanding	300,000	$(15,000)	285,000
Debt Issuance Costs	(5,054)		(4,034)
Total Debt, Net of Debt Issuance Costs	$294,946		$280,966

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

The estimated fair values and notional values of outstanding derivative instruments at September 30, 2016 and December 31, 2015 were as follows (in thousands):

		Estimated Fair Value of		Notional Value of
		Derivative Instruments		Derivative Instruments
	Balance Sheet	September 30,	December 31,	September 30,	December 31,
	Location	2016	2015	2016	2015
Derivative Assets:
Interest rate caps	Other assets	$1	$35	$130,000	$130,000

The Company recognized the following losses from derivatives, before tax, in other comprehensive loss (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate caps	$—	$(38)	$(34)	$(296)

The effective portion, before tax effect, of the Company’s interest rate caps designated as cash flow hedging instruments was $1.0 million and $1.4 million at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, $0.6 million of this amount was expected to be reclassified from accumulated other comprehensive loss into interest expense in the condensed consolidated statements of operations within the next twelve months. During each of the quarters ended September 30, 2016 and 2015, $0.1 million was reclassified from accumulated other comprehensive loss into interest expense in the condensed consolidated statements of operations. During each of the nine month periods ended September 30, 2016 and 2015, $0.4 million was reclassified from accumulated other comprehensive loss into interest expense in the condensed consolidated statements of operations.

8. FAIR VALUE MEASUREMENTS

The following table presents estimated fair values of financial assets and liabilities and derivative instruments that were required to be measured at fair value on a recurring basis (in thousands):

	September 30, 2016			December 31, 2015
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Money market funds	$1,747	$1,747	$—	$7,024	$7,024	$—
Derivative assets	1	—	1	35	—	35
Total	$1,748	$1,747	$1	$7,059	$7,024	$35
Liabilities:
Non-qualified deferred compensation plan	$2,437	$—	$2,437	$3,950	$—	$3,950
Total	$2,437	$—	$2,437	$3,950	$—	$3,950

Provide Commerce has an executive deferred compensation plan for key management level employees under which such employees could elect to defer receipt of current compensation. This plan is intended to be an unfunded, non-qualified deferred compensation plan that complies with the provisions of section 409A of the Internal Revenue Code. At the time of the acquisition, contributions to the plan were suspended except those relating to any compensation earned but not yet paid as of the same date. The plan assets, which consist primarily of life insurance contracts recorded at their cash surrender value, were $11.6 million and $12.0 million at September 30, 2016 and December 31, 2015 and are included in other assets in the accompanying condensed consolidated balance sheets.

The Company estimated the fair value of its long‑term debt using a discounted cash flow approach that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimated credit spread. At September 30, 2016, the Company estimated its credit spread as 1.5% and 2.1% for the term loan and revolving credit facility, respectively, resulting in yield-to-maturity estimates for the term loan and revolving credit facility of 2.4% and 3.0%, respectively. At December 31, 2015, the Company estimated its credit spread as 2.1% and 2.7% for the term loan and revolving credit facility, respectively, resulting in yield-to-maturity estimates for the term loan and revolving credit facility of 3.5% and

4.1%, respectively. The table below summarizes the carrying amounts and estimated fair values for long-term debt (in thousands):

	September 30, 2016		December 31, 2015
		Level 2		Level 2
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Long-term debt outstanding, including current portion	$285,000	$285,000	$300,000	$297,876

Fair value approximates the carrying amount of financing receivables because such receivables are discounted at a rate comparable to market. Fair values of cash and cash equivalents, short‑term accounts receivable, accounts payable, and accrued liabilities approximate their carrying amounts because of their short‑term nature.

9. STOCKHOLDERS’ EQUITY

Common Stock Repurchases

On February 27, 2014, the Company’s board of directors authorized a common stock repurchase program (the “2014 Repurchase Program”) that allowed FTD Companies, Inc. to repurchase up to $50 million of its common stock in both open market and privately negotiated transactions. During the year ended December 31, 2015, the Company repurchased 1.8 million shares under the 2014 Repurchase Program at an average cost per share of $27.31, fully utilizing the $50 million authorization. On March 8, 2016, the Company’s board of directors authorized a common stock repurchase program (the “2016 Repurchase Program”) that allows FTD Companies, Inc. to repurchase up to $60 million of its common stock from time to time over a two‑year period in both open market and privately negotiated transactions. As of September 30, 2016, the company has repurchased 0.45 million shares under the 2016 Repurchase Program at an average cost per share of $26.75. In addition, during October 2016, the Company repurchased an additional 0.15 million shares under the 2016 Repurchase Program at an average cost per share of $21.24. Repurchased shares generally are held in treasury pending use for general corporate purposes, including issuances under various employee and director stock plans.

Upon vesting of restricted stock units (“RSUs”) or exercise of stock options, the Company does not collect the minimum statutory withholding taxes in cash from employees. Instead, the Company automatically withholds, from the RSUs that vest or stock options that are exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock but are not counted against the limits under the 2016 Repurchase Program. The Company then pays the minimum statutory withholding taxes in cash. During the nine months ended September 30, 2016, 0.2 million RSUs vested for which 0.1 million shares were withheld to cover the minimum statutory withholding taxes of $1.6 million.

10. INCENTIVE COMPENSATION PLANS

In June 2015, stockholders approved the amendment and restatement of the FTD Companies, Inc. Amended and Restated 2013 Incentive Compensation Plan (as so amended and restated, the “Plan”), which provides for the granting of awards to employees and non-employee directors, including stock options, stock appreciation rights, RSUs, and other stock based awards. Under the Plan, 5.2 million shares of FTD common stock have been reserved for issuance of awards. At September 30, 2016, the Company had 3.0 million shares available for issuance under the Plan.

On March 7, 2016, the Company granted RSUs to certain employees totaling 0.3 million shares. The RSUs granted will generally vest in four equal annual installments beginning on February 15, 2017. The fair market value of the underlying stock on the grant date was $24.01.

On March 7, 2016, the compensation committee of the FTD board of directors adopted the 2016 Management Bonus Plan (the “Bonus Plan”). The Bonus Plan is an annual incentive program which will pay out in cash, stock, or a combination of both, depending on level and performance of each eligible employee. During the quarter and nine months ended September 30, 2016, the Company recorded $0.1 million and $1.0 million, respectively, of stock-based compensation expense associated with the Bonus Plan which is included in accrued compensation in the condensed consolidated balance sheets.

The stock‑based compensation expense incurred for both equity and liability-classified stock-based awards in the quarters ended September 30, 2016 and 2015 has been included in the condensed consolidated statements of operations as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of revenues	$45	$36	$111	$65
Sales and marketing	870	1,014	3,251	2,151
General and administrative	2,408	2,814	7,441	5,988
Total stock-based compensation expense	$3,323	$3,864	$10,803	$8,204

11. INCOME TAXES

During the quarter ended September 30, 2016, the Company recorded a tax benefit of $4.0 million on a pre-tax loss of $14.0 million, compared to a tax benefit of $0.8 million on pre-tax loss of $17.3 million for the quarter ended September 30, 2015. The effective tax rate increased primarily due to an expected increase in full year pre-tax income compared to the prior year.

During the nine months ended September 30, 2016, the Company recorded a tax provision of $0.4 million on pre-tax income of $4.7 million, compared to a tax benefit of $0.4 million on pre-tax income of $2.9 million for the nine months ended September 30, 2015. The effective tax rate increased primarily due to an expected increase in full year pre-tax income compared to the prior year.

12. EARNINGS PER SHARE

Certain of the Company’s RSUs are considered participating securities because they contain a non‑forfeitable right to dividends irrespective of whether dividends are actually declared or paid or whether the awards ultimately vest. Accordingly, the Company computes earnings per share pursuant to the two‑class method in accordance with ASC 260, Earnings Per Share.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income/(loss)	$(9,973)	$(16,479)	$4,221	$3,374
Income allocated to participating securities	—	—	(85)	(52)
Net income/(loss) attributable to common stockholders	$(9,973)	$(16,479)	$4,136	$3,322
Denominator:
Basic average common shares outstanding	27,386	28,667	27,560	28,857
Add: Dilutive effect of non-participating securities	—	—	52	52
Diluted average common shares outstanding	27,386	28,667	27,612	28,909
Basic earnings/(loss) per common share	$(0.36)	$(0.57)	$0.15	$0.12
Diluted earnings/(loss) per common share	$(0.36)	$(0.57)	$0.15	$0.11

The diluted earnings/(loss) per common share computations exclude stock options and RSUs, which are antidilutive. Weighted‑average antidilutive shares for the quarter and nine months ended September 30, 2016 were 2.1 million and 2.3 million, respectively.

13. RESTRUCTURING AND OTHER EXIT COSTS

Restructuring and other exit costs were as follows (in thousands):

	Employee	Facility	Asset
	Termination	Closure	Impairments/
	Costs	Costs	Write-offs	Total
Accrued as of December 31, 2015	$40	$1,452	$—	$1,492
Charges	596	1,060	574	2,230
Cash paid	(302)	(1,692)	—	(1,994)
Other adjustments	12	(46)	(574)	(608)
Accrued as of September 30, 2016	$346	$774	$—	$1,120

During the nine months ended September 30, 2016, the Company incurred restructuring and other exit costs of $2.2 million primarily related to lease termination and exit costs. Such costs are associated primarily with the shutdown of certain Provide Commerce locations. The Company currently does not expect significant additional costs related to these actions.

14. CONTINGENCIES—LEGAL MATTERS

Commencing on August 19, 2009, the first of a series of consumer class action lawsuits was brought against Provide Commerce, Inc. and co-defendant Regent Group, Inc. d/b/a Encore Marketing International (“EMI”). These cases were ultimately consolidated during the next three years into Case No. 09 CV 2094 in the United States District Court for the Southern District of California under the title In re EasySaver Rewards Litigation. Plaintiffs’ claims arise from their online enrollment in subscription based membership programs known as EasySaver Rewards, RedEnvelope Rewards, and Preferred Buyers Pass (collectively the “Membership Programs”). Plaintiffs claim that after they ordered items from certain of Provide Commerce’s websites, they were presented with an offer to enroll in one of the Membership Programs, each of which is offered and administered by EMI. Plaintiffs purport to represent a putative nationwide class of consumers allegedly damaged by Provide Commerce’s purported unauthorized or otherwise allegedly improper transferring of the putative class members’ billing information to EMI, who then posted allegedly unauthorized charges to their credit or debit card accounts for membership fees for the Membership Programs. On February 22, 2010, Provide Commerce and EMI respectively filed motions to dismiss. On August 13, 2010, the court entered an order granting in part and denying in part the motions. Between August 13, 2010 and December 2011, plaintiffs filed various amended complaints and added or dismissed certain named plaintiffs. Plaintiffs filed the fourth amended complaint on December 14, 2011. The fourth amended complaint is the operative complaint. Plaintiffs assert ten claims against Provide Commerce and EMI in the fourth amended complaint: (1) breach of contract (against Provide

Commerce only); (2) breach of contract (against EMI only); (3) breach of implied covenant of good faith and fair dealing; (4) fraud; (5) violations of the California Consumers Legal Remedies Act; (6) unjust enrichment; (7) violation of the Electronic Funds Transfer Act (against EMI only); (8) invasion of privacy; (9) negligence; and (10) violations of the Unfair Competition Law. Plaintiffs assert their claims individually and on behalf of a putative nationwide class. Plaintiffs sought damages, attorneys’ fees, and costs. Provide Commerce and EMI filed motions to dismiss the claims of plaintiffs Lawler, Walters, Cox, and Dickey on January 24, 2012. The motions to dismiss were fully briefed as of February 23, 2012, but the court had not yet conducted a hearing or ruled on the motions. The parties participated in numerous settlement conferences and mediations throughout the case in an effort to resolve this matter. On April 9, 2012, the parties reached an agreement on the high level terms of a settlement, conditioned on the parties negotiating and executing a complete written agreement. In the weeks following April 9, 2012, the parties negotiated a formal written settlement agreement (“Settlement”). Upon reaching the Settlement, the hearing on the motions to dismiss was vacated, and Provide Commerce and EMI have not answered the fourth amended complaint in light of the Settlement. The court granted the plaintiffs’ unopposed motion for preliminary approval of the Settlement on June 13, 2012. After notice to the class and briefing by the parties, the court conducted a final approval hearing (also known as a fairness hearing) on January 28, 2013, and took the matter under submission at the conclusion of the hearing. On February 4, 2013, the court entered its final order approving class action settlement, granting plaintiffs’ motion for attorneys’ fees, costs, and incentive awards, and overruling objections filed by a single objector to the Settlement. The court entered judgment on the Settlement on February 21, 2013. The objector filed a notice of appeal with the Ninth Circuit Court of Appeals on March 4, 2013. After the completion of briefing, the Ninth Circuit set oral argument on the appeal for February 2, 2015. But on January 29, 2015, the Ninth Circuit entered an order deferring argument and resolution of the appeal pending the Ninth Circuit’s decision in a matter captioned Frank v.  Netflix, No. 12 15705+. The Ninth Circuit issued its opinion in Frank v.  Netflix, No. 12 15705+ on February 27, 2015, affirming the district court’s approval of a settlement between Walmart and a class of Netflix DVD subscribers. On March 19, 2015, the Ninth Circuit entered an order vacating the judgment in this matter and remanding it to the district court for further proceedings consistent with Frank v. Netflix. The Ninth Circuit’s mandate issued on April 14, 2015, and the matter is now pending before the district court to consider final approval of the Settlement in light of Frank v. Netflix. On April 23, 2015, the district court entered an order reopening the case and ordering the parties to jointly submit a memorandum summarizing the import of the Frank v. Netflix decision and stating their intentions going forward. On May 4, 2015, such memorandum was filed by the parties, and the objector also filed his own memorandum regarding these same topics on such date. After receiving the parties, and objector’s memoranda, the district court ordered supplemental briefing on the issue of final Settlement approval on May 21, 2015. The parties filed their respective opening supplemental briefs on June 18, 2015, the objector filed his opposition supplemental brief on July 2, 2015, and the parties filed their respective reply supplemental briefs on July 16, 2015. The pending final settlement approval motion was heard by the district court on July 27, 2016 and taken under submission. On August 9, 2016, the district court entered an order reapproving the Settlement without any changes, and accordingly entered judgment and dismissed the case with prejudice. The objector filed a notice of appeal on September 6, 2016. The date for oral argument on the appeal has not yet been set.

There are no assurances that other legal actions or governmental investigations will not be instituted in connection with the Company’s current or former business practices. The Company cannot predict the outcome of governmental investigations or other legal actions or their potential implications for its business.

The Company records a liability when it believes that it is both probable that a loss has been incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate, (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At September 30, 2016 and December 31, 2015, the Company had reserves totaling $3.8 million and $2.6 million, respectively, for estimated losses related to certain legal matters. With respect to other legal matters, the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company’s business, financial condition, results of operations, or cash flows.

15. SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow disclosures (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Cash paid for interest	$5,764	$6,088
Cash paid for income taxes, net	$12,688	$20,696

16. SUBSEQUENT EVENT

On November 3, 2016, Christopher W. Shean, one of the Directors of FTD Companies, Inc., was appointed interim President and Chief Executive Officer of the Company, effective immediately. Mr. Shean succeeds Robert S. Apatoff, who has stepped down from these positions and from the FTD Board of Directors. Mr. Apatoff will continue in a transitional advisory role with the Company through December 31, 2016. Under the terms of Mr. Apatoff’s employment agreement, he is entitled to the severance and other benefits described in such agreement, including estimated cash severance payments totaling approximately $4.6 million as well as full and accelerated vesting of all of his outstanding nonvested restricted stock units and unvested stock options, subject in each case to his compliance with certain covenants in the employment agreement. Mr. Apatoff’s employment agreement has previously been filed with the SEC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

FTD Companies, Inc. (together with its subsidiaries, the “Company,” “FTD,” “we,” “us,” or “our”) is a premier floral and gifting company with a vision to be the leading and most trusted floral and gifting company in the world. Our mission is to inspire, support, and delight our customers when expressing life’s most important sentiments. We provide floral, specialty foods, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. Our business uses the highly‑recognized FTD® and Interflora® brands, both supported by the iconic Mercury Man® logo. While we operate primarily in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), and the Republic of Ireland, we have worldwide presence as our Mercury Man logo is displayed in approximately 40,000 floral shops in nearly 150 countries. Our diversified portfolio of brands also includes ProFlowers®, ProPlants®, Shari’s Berries®, Personal Creations®, RedEnvelope®, Flying Flowers®, Flowers Direct®, Ink CardsTM, Postagram, and Gifts.comTM. While floral arrangements and plants are our primary offerings, we also market and sell gift items, including gourmet‑dipped berries and other sweets, personalized gifts, gift baskets, wine and champagne, jewelry, and spa products.

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

	Quarter Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	$	%	2016	2015	$	%

	(in thousands, except for percentages, average order values,
	average revenues per member, and exchange rates)
Consolidated:
Consolidated revenues	$173,154	$188,519	$(15,365)	(8)%	$842,327	$922,101	$(79,774)	(9)%
Consumer:
Segment revenues(a)	$51,298	$59,573	$(8,275)	(14)%	$220,887	$245,295	$(24,408)	(10)%
Segment operating income	$5,059	$9,641	$(4,582)	(48)%	$22,457	$27,995	$(5,538)	(20)%
Consumer orders	645	706	(61)	(9)%	2,890	3,217	(327)	(10)%
Average order value	$74.58	$74.01	$0.57	1%	$72.04	$70.86	$1.18	2%
Provide Commerce:
Segment revenues(a)	$57,112	$60,465	$(3,353)	(6)%	$390,751	$440,249	$(49,498)	(11)%
Segment operating income/(loss)	$(1,847)	$(5,679)	$3,832	67%	$27,406	$29,307	$(1,901)	(6)%
Consumer orders	1,115	1,216	(101)	(8)%	7,780	8,801	(1,021)	(12)%
Average order value	$49.78	$48.63	$1.15	2%	$49.48	$49.60	$(0.12)	(0)%
Florist:
Segment revenues(a)	$36,605	$36,753	$(148)	(0)%	$126,955	$125,922	$1,033	1%
Segment operating income	$11,362	$10,067	$1,295	13%	$36,722	$36,327	$395	1%
Average revenues per member	$3,233	$3,064	$169	6%	$10,874	$10,144	$730	7%
International:
Segment revenues (in USD)	$31,601	$35,538	$(3,937)	(11)%	$117,697	$124,700	$(7,003)	(6)%
Segment revenues (in GBP)	£24,045	£22,941	£1,104	5%	£84,133	£81,554	£2,579	3%
Segment operating income (in USD)	$4,130	$3,460	$670	19%	$16,158	$15,260	$898	6%
Consumer orders	560	546	14	3%	1,979	1,972	7	0%
Average order value (in USD)	$46.32	$53.45	$(7.13)	(13)%	$48.90	$51.89	$(2.99)	(6)%
Average order value (in GBP)	£35.27	£34.51	£0.76	2%	£34.98	£33.95	£1.03	3%
Average currency exchange rate: GBP to USD	1.31	1.55			1.40	1.53

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

	Quarter Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in thousands, except percentages)
Revenues	$173,154	$188,519	$(15,365)	(8)%	$842,327	$922,101	$(79,774)	(9)%
Operating expenses:
Cost of revenues	108,243	118,267	(10,024)	(8)%	532,234	582,719	(50,485)	(9)%
Sales and marketing	35,012	38,249	(3,237)	(8)%	168,885	185,299	(16,414)	(9)%
General and administrative	25,745	30,252	(4,507)	(15)%	83,378	92,750	(9,372)	(10)%
Amortization of intangible assets	15,240	15,317	(77)	(1)%	45,873	46,054	(181)	—%
Restructuring and other exit costs	612	1,495	(883)	(59)%	2,230	5,907	(3,677)	(62)%
Total operating expenses	184,852	203,580	(18,728)	(9)%	832,600	912,729	(80,129)	(9)%
Operating income/(loss)	(11,698)	(15,061)	3,363	22%	9,727	9,372	355	4%
Interest expense, net	(2,294)	(2,328)	34	1%	(6,863)	(6,995)	132	2%
Other income/(expense), net	(9)	131	(140)	(107)%	1,804	557	1,247	n/m %
Income/(loss) before income taxes	(14,001)	(17,258)	3,257	19%	4,668	2,934	1,734	59%
Provision/(benefit) for income taxes	(4,028)	(779)	(3,249)	n/m %	447	(440)	887	n/m %
Net income/(loss)	$(9,973)	$(16,479)	$6,506	39%	$4,221	$3,374	$847	25%

n/m = not meaningful

Consolidated Revenues

Consolidated revenues decreased $15.4 million for the quarter ended September 30, 2016, compared to the quarter ended September 30, 2015. The decrease in consolidated revenues was primarily due to an $8.3 million decrease in revenues from our Consumer segment, a $3.9 million decrease ($1.7 million increase in constant currency) in revenues from our International segment primarily due to strengthening of the USD to GBP exchange rate, a $3.4 million decrease in revenues associated with our Provide Commerce segment, and a $0.1 million decrease in revenues from our Florist segment. Foreign currency exchange rates unfavorably impacted revenues by $5.6 million during the quarter ended September 30, 2016.

Consolidated revenues decreased $79.8 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The decrease in consolidated revenues was primarily due to a $49.5 million decrease in revenues associated with our Provide Commerce segment, a $24.4 million decrease in revenues from our Consumer segment, and a $7.0 million decrease ($4.0 million increase in constant currency) in revenues from our International segment primarily due to strengthening of the USD to GBP exchange rate, partially offset by a $1.0 million increase in revenues from our Florist segment. Foreign currency exchange rates unfavorably impacted revenues by $11.0 million during the nine months ended September 30, 2016.

Consolidated Cost of Revenues

Consolidated cost of revenues decreased $10.0 million for the quarter ended September 30, 2016, compared to the quarter ended September 30, 2015. The decrease in consolidated cost of revenues was primarily due to a $4.2 million decrease in costs associated with our Provide Commerce segment, a $2.6 million decrease (increase of $1.2 million in constant currency) in costs associated with our International segment, a $2.5 million decrease in costs associated with our Consumer segment, and a $0.5 million decrease in costs associated with our Florist segment. Foreign currency exchange rates had a $3.8 million favorable impact on cost of revenues for the quarter ended September 30, 2016. Consolidated cost of revenues, as a percentage of consolidated revenues, remained consistent at 63% for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015.

Consolidated cost of revenues decreased $50.5 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The decrease in consolidated cost of revenues was primarily due to a $30.0 million decrease in costs associated with our Provide Commerce segment, a $13.4 million decrease in costs associated with our Consumer segment, a $5.2 million decrease (increase of $2.3 million in constant currency) in costs associated with our International segment, and a $1.8 million decrease in costs associated with our Florist segment. Foreign currency exchange rates had a $7.4 million favorable impact on cost of revenues for the nine months ended September 30, 2016. Consolidated cost of revenues, as a percentage of consolidated revenues, remained consistent at 63% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Consolidated Sales and Marketing

Consolidated sales and marketing expenses decreased $3.2 million during the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015. The decrease in consolidated sales and marketing expenses was primarily due to a $1.5 million decrease in costs associated with our Provide Commerce segment, a $1.0 million decrease ($0.4 million in constant currency) in costs associated with our International segment, a $0.5 million decrease in costs associated with our Consumer segment, and a $0.4 million decrease in costs associated with our Florist segment. Foreign currency exchange rates had a $0.6 million favorable impact on sales and marketing expenses for the quarter ended September 30, 2016. Consolidated sales and marketing expenses, as a percentage of consolidated revenues, remained consistent at 20% for the quarter ended September 30, 2016, compared to the quarter ended September 30, 2015.

Consolidated sales and marketing expenses decreased $16.4 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease in consolidated sales and marketing expenses was primarily due to a $12.6 million decrease in costs associated with our Provide Commerce segment, a $4.2 million decrease in costs associated with our Consumer segment, and a $1.4 million decrease ($0.2 million in constant currency) in costs associated with our International segment. These decreases were partially offset by a $0.9 million increase in sales and marketing expenses associated with our Florist segment. Foreign currency exchange rates had a $1.3 million favorable impact on sales and marketing expenses for the nine months ended September 30, 2016. Consolidated sales and marketing expenses, as a percentage of consolidated revenues, remained consistent at 20% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Consolidated General and Administrative

Consolidated general and administrative expenses decreased $4.5 million for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015. Consolidated general and administrative expenses were lower primarily due to a reduction in personnel related costs of $3.2 million, which included a decrease in headcount, incentive compensation expense, and stock-based compensation, a $0.5 million decrease in audit, professional fees, and other consulting fees, and a $0.3 million decrease in facility costs. In addition, consolidated bad debt expense decreased $0.3 million for the quarter ended September 30, 2016.

Consolidated general and administrative expenses decreased $9.4 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. Consolidated general and administrative expenses were lower primarily due to a decrease in personnel related costs of $6.0 million, which included a decrease in headcount and incentive compensation expense partially offset by an increase in stock-based compensation of $1.5 million, a reduction in transaction‑related costs of $4.0 million, a reduction in facility costs of $1.1 million, and a reduction in technology costs of $0.4 million. These decreases were partially offset by increases in bad debt expense of $1.7 million and depreciation of $0.7 million for the nine months ended September 30, 2016.

Restructuring and Other Exit Costs

During the quarters ended September 30, 2016 and 2015, we incurred restructuring and other exit costs of $0.6 million and $1.5 million, respectively, related to the integration of Provide Commerce and legacy FTD businesses.

During the nine months ended September 30, 2016 and 2015, we incurred restructuring and other exit costs of $2.2 million and $5.9 million, respectively, related to the integration of Provide Commerce and legacy FTD businesses.

Other Income/(Expense), net

Other expense, net for the quarter ended September 30, 2016 was less than $0.1 million. For the nine months ended September 30, 2016 other income, net was $1.8 million and was primarily related to gains on corporate-owned life insurance policies that were held by Provide Commerce.

Provision for Income Taxes

During the quarter ended September 30, 2016, we recorded a tax benefit of $4.0 million on a pre‑tax loss of $14.0 million compared to a tax benefit of $0.8 million on pre‑tax loss of $17.3 million for the quarter ended September 30, 2015. The effective tax rate increased primarily due to an expected increase in full year pre-tax income compared to the prior year.

During the nine months ended September 30, 2016, we recorded a tax provision of $0.4 million on pre‑tax income of $4.7 million compared to a tax benefit of $0.4 million on pre‑tax income of $2.9 million for the nine months ended September 30, 2015. The effective tax rate increased primarily due to an expected increase in full year pre-tax income compared to the prior year.

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

CONSUMER SEGMENT

	Quarter Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in thousands, except percentages and average order values)
Segment revenues	$51,298	$59,573	$(8,275)	(14)%	$220,887	$245,295	$(24,408)	(10)%
Segment operating income	$5,059	$9,641	$(4,582)	(48)%	$22,457	$27,995	$(5,538)	(20)%
Key metrics and other financial data:
Consumer orders	645	706	(61)	(9)%	2,890	3,217	(327)	(10)%
Average order value	$74.58	$74.01	$0.57	1%	$72.04	$70.86	$1.18	2%
Segment operating margin	10%	16%			10%	11%

Consumer Segment Revenues

Consumer segment revenues decreased $8.3 million for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015 in part due to the $4.1 million in breakage revenue recorded in the third quarter of 2015. Excluding this breakage revenue, consumer segment revenue decreased $4.2 million, or 8%, for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015 driven by a 9% decrease in order volume partially offset by an increase in average order value of 1%.

Consumer segment revenues decreased $24.4 million, or 10%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily driven by a 10% decrease in order volume, partially offset by an increase in average order value of 2%. In 2016, consumer order volume was negatively impacted by the Sunday timing of the Valentine’s Day holiday, which worsened from the Saturday day placement in 2015, and a decline in certain corporate partner programs such as sympathy and group buying. In addition, revenue was lower as compared to the prior year period due to the recognition of $4.1 million of breakage revenue in the third quarter of 2015.

Consumer Segment Operating Income

Consumer segment operating income decreased $4.6 million for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015 in part due to the $4.1 million in breakage revenue recorded in the third quarter of 2015. Excluding this breakage, revenue decreased $4.2 million as described above, partially offset by a $3.7 million decrease in operating expenses. Cost of revenues decreased $2.5 million primarily driven by a decrease in product and shipping costs associated with lower order volume. Other operating expenses decreased primarily due to reduced spending associated with lower order volume and other operating expense savings. Consumer segment operating margin remains consistent at 10% for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015 excluding the impact of the breakage in 2015.

Consumer segment operating income decreased $5.5 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as revenue decreased $24.4 million as described above, offset in part by an $18.9 million decrease in operating expenses. Cost of revenues decreased $13.4 million primarily driven by a decrease in product and shipping costs associated with the lower order volume. Other operating expenses decreased primarily due to reduced spending associated with lower order volume, lower fixed costs in the customer service area, and other operating expense savings. Consumer segment operating margin decreased to 10% for the nine months ended September 30, 2016 compared to 11% for the nine months ended September 30, 2015.

PROVIDE COMMERCE SEGMENT

	Quarter Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in thousands, except percentages and average order values)
Segment revenues	$57,112	$60,465	$(3,353)	(6)%	$390,751	$440,249	$(49,498)	(11)%
Segment operating income/(loss)	$(1,847)	$(5,679)	$3,832	67%	$27,406	$29,307	$(1,901)	(6)%
Key metrics and other financial data:
Consumer orders	1,115	1,216	(101)	(8)%	7,780	8,801	(1,021)	(12)%
Average order value	$49.78	$48.63	$1.15	2%	$49.48	$49.60	$(0.12)	(0)%
Segment operating margin	(3)%	(9)%			7%	7%

Provide Commerce Segment Revenues

Provide Commerce segment revenues decreased $3.4 million, or 6%, for the quarter ended September 30, 2016, compared to the quarter ended September 30, 2015, primarily driven by an 8% decrease in consumer order volume, partially offset by a 2% increase in average order value. The revenue decline is in part the result of a 12% decline in the ProFlowers business and a 2% decline in the Gourmet Foods business partially offset by an 11% growth in revenue in the Personal Creations business for the quarter.

Provide Commerce segment revenues decreased $49.5 million, or 11%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily driven by a 12% decrease in consumer order volume. The revenue decline was largely due to an 18% decline in the ProFlowers business. Revenues for the Gourmet Foods business declined 3% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily driven by declines in the Valentine’s Day holiday period. Both ProFlowers and Gourmet Foods revenues were negatively impacted by the Sunday timing of the Valentine’s Day holiday, which worsened from the Saturday day placement in 2015. Personal Creations revenue increased 9% for the period.

Provide Commerce Segment Operating Income/(Loss)

Provide Commerce segment operating loss improved by $3.8 million, or 67%, for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015. Revenues decreased $3.4 million, which was offset in part by a decrease in operating expenses of $5.7 million as well as other adjustments. The decrease in operating expenses was due primarily to reductions in product and shipping costs, partially offset by the higher costs associated with the mix of shipping methods, and lower marketing and selling costs associated with the lower order volume during the quarter ended September 30, 2016.

Provide Commerce segment operating income decreased $1.9 million, or 6%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Revenues decreased $49.5 million, which was offset in part by a decrease in operating expenses of $47.6 million.  The decrease in operating expenses was due primarily to reductions in product and shipping costs, partially offset by the higher costs associated with the mix of shipping methods, lower marketing and selling costs, and lower personnel-related costs, which are both associated with the lower order volume during the nine months ended September 30, 2016. Further, segment operating income for the nine months ended September 30, 2016 benefited from the second quarter 2015 actions associated with the restructuring of the Gifts.com business and the closure of the Kalla business as compared to the nine months ended September 30, 2015. Provide Commerce segment operating margin remained consistent at 7% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

FLORIST SEGMENT

	Quarter Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in thousands, except percentages and average revenues per member)
Segment revenues	$36,605	$36,753	$(148)	(0)%	$126,955	$125,922	$1,033	1%
Segment operating income	$11,362	$10,067	$1,295	13%	$36,722	$36,327	$395	1%
Key metrics and other financial data:
Average revenues per member	$3,233	$3,064	$169	6%	$10,874	$10,144	$730	7%
Segment operating margin	31%	27%			29%	29%

Florist Segment Revenues

Florist segment revenues for the quarter ended September 30, 2016 were consistent with the quarter ended September 30, 2015. Services revenues increased $0.2 million due to a $0.5 million increase in subscription and other services revenues partially offset by a $0.3 million decrease in order-related revenues. Product revenues decreased $0.4 million primarily due to a decrease in sales of fresh flowers, technology systems, and other products. Average revenues per member increased 6% for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015.

Florist segment revenues increased $1.0 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Services revenues increased $2.1 million due to a $1.8 million increase in order-related revenues and a $0.3 million increase in subscription and other services revenues. Product revenues decreased $1.1 million primarily due to a decrease in sales of fresh flowers. Average revenues per member increased 7% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Florist Segment Operating Income

Florist segment operating income increased $1.3 million, or 13%, for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015. The Florist segment operating margin increased to 31% for the quarter ended September 30, 2016 compared to 27% for the quarter ended September 30, 2015. Cost of revenues decreased $0.5 million, primarily driven by a decrease in technology costs and continued cost efficiencies realized across the business. Other operating expenses decreased $0.5 million, primarily driven by a decrease in bad debt expense and lower personnel costs.

 Florist segment operating income increased $0.4 million, or 1%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, as the revenue increase of $1.0 million was offset by a $0.6 million increase in operating expenses. Cost of revenues decreased $1.8 million, primarily driven by the decrease in sales of fresh flowers and continued cost efficiencies realized across the business. Sales and marketing expenses increased $0.9 million associated with the increase in order-related revenues. General and administrative expenses increased $1.6 million primarily due to an increase in bad debt expense related to one member partially offset by lower personnel costs. The Florist segment operating margin remained consistent at 29% for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.

INTERNATIONAL SEGMENT

	Quarter Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in thousands, except percentages, average order values, and exchange rates)
Segment revenues (in USD)	$31,601	$35,538	$(3,937)	(11)%	$117,697	$124,700	$(7,003)	(6)%
Impact of foreign currency	5,659	—	5,659		10,989	—	10,989
Segment revenues (in constant currency)(1)	$37,260	$35,538	$1,722	5%	$128,686	$124,700	$3,986	3%
Segment revenues (in GBP)	£24,045	£22,941	£1,104	5%	£84,133	£81,554	£2,579	3%
Segment operating income (in USD)	$4,130	$3,460	$670	19%	$16,158	$15,260	$898	6%
Impact of foreign currency	742	—	742		1,477	—	1,477
Segment operating income (in constant currency)(1)	$4,872	$3,460	$1,412	41%	$17,635	$15,260	$2,375	16%
Key metrics and other financial data:
Consumer orders	560	546	14	3%	1,979	1,972	7	0%
Average order value (in USD)	$46.32	$53.45	$(7.13)	(13)%	$48.90	$51.89	$(2.99)	(6)%
Average order value (in GBP)	£35.27	£34.51	£0.76	2%	£34.98	£33.95	£1.03	3%
Segment operating margin	13%	10%			14%	12%
Average currency exchange rate: GBP to USD	1.31	1.55			1.40	1.53
(1)	USD at prior year foreign currency exchange rate.

We present certain results from our International segment on a constant currency basis. Constant currency information permits comparison of results between periods as if foreign currency exchange rates had remained constant period‑over‑period. Our International segment operates principally in the U.K. We calculate constant currency by applying the foreign currency exchange rate for the prior period to the local currency results for the current period.

International Segment Revenues

International segment revenues decreased $3.9 million, or 11%, (increased $1.7 million, or 5%, in constant currency) for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015. The increase in revenues in constant currency was primarily due to an increase in order volume of 3%, an increase in average order value of 2%, and an increase in revenues from the sales of wholesale flowers.

International segment revenues decreased $7.0 million, or 6%, (increased $4.0 million, or 3%, in constant currency) for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in revenues in constant currency was primarily due to an increase in average order value of 3%.

International Segment Operating Income

International segment operating income increased $0.7 million, or 19%, ($1.4 million, or 41%, in constant currency) for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015. International segment operating margin increased to 13% for the quarter ended September 30, 2016 compared to 10% in the quarter ended September 30, 2015. Revenues decreased $3.9 million (increased $1.7 million in constant currency) which were more than offset by a decrease in operating expenses of $4.6 million ($0.3 million increase in constant currency). Cost of revenues decreased $2.6 million ($1.2 million increase in constant currency). Sales and marketing expenses decreased $1.0 million ($0.4 million in constant currency). The decrease in constant currency was primarily due to lower brand and direct marketing costs as well as lower personnel-related costs. General and administrative expenses decreased $1.0 million ($0.6 million in constant currency) driven by lower legal costs offset in part by an increase in technology costs.

International segment operating income increased $0.9 million, or 6%, ($2.4 million, or 16%, in constant currency), for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. International segment operating margin increased to 14% for the nine months ended September 30, 2016 compared to 12% for the nine months ended September 30, 2015. Revenues decreased $7.0 million (increased $4.0 million in constant currency), which were more than offset by a decrease in operating expenses of $7.9 million ($1.6 million increase in constant currency). Cost of revenues decreased $5.2 million ($2.3 million increase in constant currency). Sales and marketing expenses decreased $1.4 million ($0.2 million in constant currency). General and administrative expenses decreased $1.3 million ($0.5 million in constant currency) driven by a decrease in legal costs offset in part by an increase in technology costs.

UNALLOCATED EXPENSES

	Quarter Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in thousands, except percentages)
Unallocated expenses	$9,416	$11,198	$(1,782)	(16)%	$29,514	$36,252	$(6,738)	(19)%

Unallocated expenses include various corporate costs, such as executive management, corporate finance, legal, and certain human resources costs. In addition, unallocated expenses include stock‑based compensation for all eligible Company employees, restructuring and other exit costs, transaction‑related costs, and litigation and dispute settlement charges and gains.

Unallocated expenses decreased $1.8 million for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015. The decrease in unallocated expenses was primarily due to a $1.6 million decrease in personnel-related costs, which included lower incentive compensation accruals and stock-based compensation. Partially offsetting this reduction was a $0.9 million increase in litigation and dispute settlement charges (net of insurance recoveries) incurred during the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015.

Unallocated expenses decreased $6.7 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease in unallocated expenses was primarily due to a decrease in transaction-related costs of $4.0 million. We also incurred restructuring and other exit costs of $2.2 million primarily related to the integration of the Provide Commerce business during the nine months ended September 30, 2016 compared to $5.7 million incurred during the nine months ended September 30, 2015. In addition, costs related to audit and other professional fees decreased $0.3 million. Partially offsetting these reductions was an increase in personnel-related costs of $0.4 million, which included an increase in stock-based compensation of $2.6 million partially offset by a decrease in incentive compensation expense, and an increase of $1.2 million in litigation and dispute settlements (net of insurance recoveries) in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

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

The interest rates applicable to borrowings under the Amended Credit Agreement are based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to the Company’s net leverage ratio. In addition, the Company pays a commitment fee ranging from 0.20% per annum to 0.40% per annum on the unused portion of the revolving credit facility. The stated interest rates (based on LIBOR) at September 30, 2016 under the term loan and the revolving credit facility were 2.59% and 2.27%, respectively. The effective interest rates at September 30, 2016, under the term loan and the revolving credit facility were 3.39% and 3.06%, respectively. The commitment fee rate at September 30, 2016 was 0.25%. The Amended Credit Agreement contains customary representations and warranties, events of default, affirmative covenants, and negative covenants, that, among other things, require the Company to maintain compliance with a maximum net leverage ratio and a minimum consolidated fixed charge coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, and asset sales, and the Company’s ability to incur additional debt and additional liens. The Company was in compliance with all covenants under the Amended Credit Agreement at September 30, 2016.

The term loan is subject to amortization payments of $5.0 million per quarter and customary mandatory prepayments under certain conditions. The outstanding balance of the term loan and all amounts outstanding under the revolving credit facility are due upon maturity in September 2019.

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

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Our total cash and cash equivalents balance decreased by $41.7 million to $16.2 million at September 30, 2016, compared to $57.9 million at December 31, 2015. Our summary cash flows for the periods presented were as follows (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Net cash used for operating activities	$(3,192)	$(2,704)
Net cash used for investing activities	$(10,072)	$(20,695)
Net cash used for financing activities	$(27,784)	$(56,225)

Net cash used for operating activities was $3.2 million for the nine months ended September 30, 2016 compared to net cash used for operating activities of $2.7 million for the nine months ended September 30, 2015. The increase in net cash used for operating activities was primarily due to a $1.3 million change in operating assets and liabilities partially offset by an increase in net income. Net cash provided by operating activities is driven by our net income adjusted for non‑cash items including, but not limited to, depreciation and amortization, deferred taxes, stock‑based compensation, gains on life insurance, and changes in operating assets and liabilities. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing, and other factors.

Net cash used for investing activities decreased by $10.6 million due to the $9.9 million prior year payment of the post-closing working capital adjustment and $1.9 million of proceeds received from life insurance during the nine months ended September 30, 2016. Purchases of property and equipment were $12.0 million during the nine months ended September 30, 2016, compared to $10.7 million during the nine months ended September 30, 2015. We currently anticipate that our total capital expenditures for 2016 will be approximately $20 million. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

Net cash used for financing activities decreased by $28.4 million. The decrease in net cash used for financing activities was primarily due to repayment of $15.0 million of outstanding amounts under the Amended Credit Agreement during the nine months ended September 30, 2016 compared to repayment of $35.0 million during the nine months ended September 30, 2015. In addition, during the nine months ended September 30, 2016, we purchased 0.45 million shares of our common stock under the 2016 Repurchase Program, as described below, for a total cost of $12.0 million compared to $20.0 million to repurchase 0.7 million shares of our common stock in the prior period under the previous repurchase program, as described in Item 7 of the Company’s Form 10‑K for the year ended December 31, 2015. We withhold shares to cover withholding taxes on vested restricted stock units and pay these taxes in cash. We paid $1.6 million and $2.0 million related to withholding taxes on vested restricted stock units during the nine months ended September 30, 2016 and 2015, respectively.

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

On March 8, 2016, our board of directors authorized a new common stock repurchase program (the “2016 Repurchase Program”) that allows us to repurchase up to $60 million of FTD common stock from time to time over a two year period in both open market and privately negotiated transactions. The objective of the 2016 Repurchase Program is to offset the dilutive effect on earnings per share from stock-based compensation and allow for opportunistic stock purchases to return capital to shareholders. As of September 30, 2016, the Company has repurchased 0.45 million shares under the 2016 Repurchase Program at an average cost per share of $26.75. In addition, during October 2016, the Company repurchased an additional 0.15 million shares under the 2016 Repurchase Program at an average cost per share of $21.24.

Contractual Obligations and Other Commitments

There have been no material changes, outside the ordinary course of business, related to the Company’s contractual obligations or other commitments as disclosed in Item 7 of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015.

Off‑Balance Sheet Arrangements

At September 30, 2016, we did not have any off‑balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S‑K promulgated by the SEC, that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest, became effective as of January 1, 2016. This update requires that debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, also became effective as of January 1, 2016. This update clarifies that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. We elected to present all debt issuance costs, including those associated with our revolving credit facility, consistently as a direct deduction from the carrying amount of the liability. We have applied the provisions of ASU

2015-03 retrospectively to all periods presented, as required by the update. This resulted in a reclassification which reduced both other assets and the related outstanding debt by $4.0 million and $5.1 million at September 30, 2016 and December 31, 2015, respectively.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-04, Liabilities—Extinguishment of Liabilities—Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in this ASU specify how a company should derecognize amounts related to expected breakage of prepaid stored-value products. Breakage should be recognized in proportion to the pattern of rights expected to be exercised by the product holder to the extent that it is probable a significant reversal of the recognized breakage amount will not subsequently occur. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted, and is to be applied retrospectively or using a modified retrospective approach. Our accounting for breakage already follows the guidance in this ASU. Therefore, we have considered this ASU to have been adopted upon issuance.

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

In January 2016, FASB issued ASU 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2017. The amendments must be applied prospectively and early adoption is permitted for certain measurement enhancements within this amendment. Early adoption is not permitted for other aspects updated in this amendment. The Company is currently assessing the impact of this update on its consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation—Stock Compensation. The amendments in this ASU simplify several aspects of the accounting for stock-based compensation, including the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. These amendments are to be applied on a retrospective, modified retrospective, or prospective basis, depending on the related items. We are currently assessing the impact of this update on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses. This update seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which guidance is effective, which is a modified-retrospective approach. The Company is currently assessing the impact of this update on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments. This update was issued to address the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The amendments should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

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

On June 23, 2016, the U.K. held a referendum in which a majority of voters voted to leave the European Union (“E.U.”), commonly referred to as “Brexit.” It is expected that the U.K. government will commence a process of negotiation to determine the terms of the U.K.’s withdrawal from the E.U.  A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the E.U. or other nations as the U.K. pursues independent trade relations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. The effects of Brexit will depend on any agreements the U.K. makes to retain access to the E.U. or other markets either during a transitional period or more permanently. Compliance with new laws or regulations regarding trade, delivery and other cross-border activities between the U.K. and the E.U. could be costly, negatively impacting our business, financial condition, operating results and cash flows. Our International segment operates principally in the U.K. For the nine months ended September 30, 2016, our International segment contributed approximately 14% of our consolidated revenues.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of our common stock during the quarter ended September 30, 2016:

(In thousands, except for share and per share amounts)			Number of Shares	Approximate Dollar
			Purchased as Part	Value of Shares that
	Total	Average	of Publicly	May Yet Be
	Number of	Price Paid	Announced	Purchased Under
	Shares	Per	Plans or	the Plans
Period	Purchased	Share	Programs(a)	or Programs
July 1 - July 31	150,000	$25.76	150,000	$47,965
August 1 - August 31	—	—	—	47,965
September 1 - September 30	—	—	—	47,965
Total	150,000	$25.76	150,000	$47,965
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

Date: November 7, 2016	FTD Companies, Inc. (Registrant)

	By:	/s/ Becky A. Sheehan
Becky A. Sheehan
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to
No.	Exhibit Description	Filed with this Form 10‑Q	Form	File No.	Date Filed	Exhibit Number (if different)
10.1	Rhys Hughes Service Agreement Second Amendment	X
10.2	Employment Agreement by and between Helen Quinn and FTD Companies, Inc.	X
10.3	Second Amendment to the FTD Companies, Inc. 2016 Management Bonus Plan	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X