Form 10-Q
period 2017-03-31
FTD Companies, Inc.
filed 2017-05-10
CIK 1575360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
There were 27,434,082 shares of the Registrant’s common stock outstanding at May 4, 2017.

FTD COMPANIES, INC.

In this document, references to “FTD Companies,” “FTD,” the “Company,” “we,” “us,” and “our” refer to FTD Companies, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about our strategies; expectations about future business plans, prospective performance and opportunities, including potential acquisitions; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness and invest in initiatives; our products and services; pricing; marketing plans; competition; settlement of legal matters; and the impact of accounting changes and other pronouncements. Potential factors that could affect such forward-looking statements include, among others, the factors disclosed in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”), as updated from time to time in our subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
FTD COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$50,444	$81,002
Accounts receivable, net of allowances of $4,316 and $4,962 at March 31, 2017 and December 31, 2016, respectively	30,317	26,659
Inventories	27,008	24,996
Prepaid expenses and other current assets	10,958	13,697
Total current assets	118,727	146,354
Property and equipment, net	55,353	57,559
Intangible assets, net	269,570	272,798
Goodwill	464,708	463,465
Other assets	21,922	22,138
Total assets	$930,280	$962,314
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,485	$70,254
Accrued liabilities	71,137	68,274
Accrued compensation	17,374	19,165
Deferred revenue	7,273	4,911
Income taxes payable	3,343	2,005
Current portion of long-term debt	20,000	20,000
Total current liabilities	188,612	184,609
Long-term debt	206,646	256,306
Deferred tax liabilities, net	89,238	85,932
Other liabilities	6,830	7,740
Total liabilities	491,326	534,587
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, 5,000,000 shares, par value $0.0001, authorized; no shares issued and outstanding
Common stock, 60,000,000 shares, par value $0.0001, authorized; 29,864,979 and 29,731,189 shares issued at March 31, 2017 and December 31, 2016, respectively	3	3
Treasury stock, 2,430,897 shares at March 31, 2017 and December 31, 2016	(65,221)	(65,221)
Additional paid-in capital	695,170	694,773
Accumulated deficit	(141,168)	(150,191)
Accumulated other comprehensive loss	(49,830)	(51,637)
Total stockholders’ equity	438,954	427,727
Total liabilities and stockholders’ equity	$930,280	$962,314
The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Products	$280,964	$293,291
Services	35,529	36,923
Total revenues	316,493	330,214
Operating expenses:
Cost of revenues—products	192,127	209,083
Cost of revenues—services	4,247	4,683
Sales and marketing	68,896	67,916
General and administrative	28,755	29,744
Amortization of intangible assets	3,820	15,416
Restructuring and other exit costs	808	433
Total operating expenses	298,653	327,275
Operating income	17,840	2,939
Interest income	115	121
Interest expense	(2,388)	(2,435)
Other income/(expense), net	(25)	1,809
Income before income taxes	15,542	2,434
Provision for income taxes	6,519	683
Net income	$9,023	$1,751
Earnings per common share:
Basic earnings per share	$0.32	$0.06
Diluted earnings per share	$0.32	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$9,023	$1,751
Other comprehensive income/(loss):
Foreign currency translation	1,722	(2,921)
Cash flow hedges:
Changes in net gains on derivatives, net of tax of $54 and $43 for the three months ended March 31, 2017 and 2016, respectively	85	68
Other comprehensive income/(loss)	1,807	(2,853)
Total comprehensive income/(loss)	$10,830	$(1,102)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	29,731	$3	(2,431)	$(65,221)	$694,773	$(51,637)	$(150,191)	$427,727
Net income	—	—	—	—	—	—	9,023	9,023
Other comprehensive income	—	—	—	—	—	1,807	—	1,807
Stock-based compensation	—	—	—	—	2,341	—	—	2,341
Vesting of restricted stock units and related repurchases of common stock	134	—	—	—	(1,944)	—	—	(1,944)
Balance at March 31, 2017	29,865	$3	(2,431)	$(65,221)	$695,170	$(49,830)	$(141,168)	$438,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$9,023	$1,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,298	21,277
Stock-based compensation	2,341	4,040
Provision for doubtful accounts receivable	350	1,693
Amortization of debt issuance costs	340	340
Deferred taxes, net	3,152	(2,515)
Gains on life insurance	—	(1,583)
Other, net	(17)	1
Changes in operating assets and liabilities:
Accounts receivable, net	(3,941)	(4,709)
Inventories	(1,999)	(1,949)
Prepaid expenses and other assets	3,141	4,206
Accounts payable and accrued liabilities	(143)	(8,978)
Deferred revenue	2,335	2,694
Income taxes receivable or payable	1,240	2,744
Other liabilities	(904)	(1,441)
Net cash provided by operating activities	24,216	17,571
Cash flows from investing activities:
Purchases of property and equipment	(3,196)	(4,611)
Proceeds from life insurance	—	944
Net cash used for investing activities	(3,196)	(3,667)
Cash flows from financing activities:
Proceeds from long-term debt	15,000	—
Payments on long-term debt	(65,000)	(5,000)
Repurchases of common stock withheld for taxes	(1,944)	(1,633)
Net cash used for financing activities	(51,944)	(6,633)
Effect of foreign currency exchange rate changes on cash and cash equivalents	366	57
Change in cash and cash equivalents	(30,558)	7,328
Cash and cash equivalents, beginning of period	81,002	57,892
Cash and cash equivalents, end of period	$50,444	$65,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
Description of Business
FTD Companies, Inc. (together with its subsidiaries, “FTD” or the “Company”), is a premier floral and gifting company with a vision to be the leading and most trusted floral and gifting company in the world. Our mission is to inspire, support, and delight our customers when expressing life’s most important sentiments. We provide floral, specialty foods, gift, and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. Our business uses the highly recognized FTD® and Interflora® brands, both supported by the iconic Mercury Man® logo. While we operate primarily in the United States (“U.S.”) and the United Kingdom (“U.K.”), we have worldwide presence as our Mercury Man logo is displayed in approximately 35,000 floral shops in over 125 countries. Our diversified portfolio of brands also includes ProFlowers®, ProPlants®, Shari’s Berries®, Personal Creations®, RedEnvelope®, Flying Flowers®, Flowers Direct®, Ink Cards™, Postagram™, and Gifts.com™. While floral arrangements and plants are our primary offerings, we also market and sell gift items, including gourmet-dipped berries and other specialty foods, personalized gifts, premium fresh fruit baskets, gift baskets, wine and champagne, jewelry, and spa products.
The principal operating subsidiaries of FTD Companies, Inc. are Florists’ Transworld Delivery, Inc., Provide Commerce, Inc. (“Provide Commerce”), FTD.COM Inc. (“FTD.COM”), and Interflora British Unit (“Interflora”). The operations of the Company include those of its subsidiary, Interflora, Inc., of which one-third is owned by a third party. The Company’s corporate headquarters is located in Downers Grove, Illinois. The Company also maintains offices in San Diego and San Francisco, California; Woodridge, Illinois; Centerbrook, Connecticut; Sleaford, England; and Hyderabad, India; and distribution centers in various locations throughout the U.S.
Basis of Presentation
These condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including those for interim financial information, and with the instructions for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, such financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial position and operating results for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for any future periods. The condensed consolidated balance sheet information at December 31, 2016, was derived from the Company’s audited consolidated financial statements, included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2016, but does not include all of the disclosures required by GAAP.
The condensed consolidated financial statements reflect the historical financial position, results of operations, and cash flows of the Company. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make accounting policy elections, estimates, and assumptions that affect a number of reported amounts and related disclosures in the condensed consolidated financial statements. Management bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results could differ from those estimates and assumptions. The most significant areas of the condensed consolidated financial statements that require management’s judgment include the Company’s revenue recognition, goodwill, indefinite-lived intangible assets and other long-lived assets, allowance for doubtful accounts, income taxes, and legal contingencies.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2016.
Accounting Policies
Refer to the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2016, for a discussion of the Company’s accounting policies.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In July 2015, FASB issued ASU 2015-11, Inventory—Simplifying the Measurement of Inventory (Topic 330), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted the guidance in the first quarter of 2017 on a prospective basis, as required, with no impact on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718). The amendments in this ASU simplify several aspects of the accounting for stock-based compensation, including the income tax consequences, the accounting for forfeitures, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The Company adopted the guidance related to the income tax expense requirements in the first quarter of 2017 on a prospective basis. As a result, the Company recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event resulting in recognition of incremental income tax expense of $0.9 million during the three months ended March 31, 2017. The Company adopted the provisions related to the classification on the statement of cash flows on a retrospective basis and prior periods have been adjusted to present the excess tax benefits/shortfalls as part of cash flows from operating activities. The result was a decrease in cash flows from operating activities and a corresponding increase in cash flows from financing activities of $0.9 million and less than $0.1 million for the three months ended March 31, 2017 and 2016, respectively. The Company elected not to change its policy on accounting for forfeitures and will continue to recognize expense based on an estimated forfeiture rate. In future periods, the adoption of this update could increase or reduce the Company’s reported income tax expense or benefit and cash flows from operating activities depending on the difference between the future price of the Company’s common stock at vesting or exercise as compared to the grant price.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, an entity will recognize an impairment charge for the amount by which the carrying value of a reporting unit exceeds its fair value. This standard was scheduled to be effective for the Company beginning January 1, 2020 and for interim periods within that fiscal year. Early adoption is permitted for any goodwill impairment test performed on testing dates after January 1, 2017. As the amendments within this ASU are meant to reduce the complexity surrounding the evaluation of the Company’s goodwill for impairment, the Company elected to early adopt this ASU beginning January 1, 2017. The amendments in this ASU will be applied prospectively to all of the Company’s future goodwill impairment tests performed on an interim or annual basis.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20, respectively (collectively, “Topic 606”). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In addition, new and enhanced disclosures will be required. The guidance under this topic was deferred by ASU 2015-14 and is now effective for fiscal years and interim periods beginning on or after December 15, 2017, with early adoption permitted as of the original effective date for periods beginning after December 15, 2016. The Company plans to adopt Topic 606 in the first quarter of 2018, either on a full retrospective basis for each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. Preliminarily, the Company does not believe there will be a material impact to its consolidated financial statements upon adoption. The Company is continuing to evaluate the impacts of its pending adoption of Topic 606, and its preliminary assessments are subject to change.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2017. The amendments must be applied prospectively and early adoption is permitted for certain measurement enhancements within this amendment, early adoption is not permitted for other aspects updated in this amendment. The Company does not believe that this update will have a significant impact on its consolidated financial statements.
In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). This update requires the recognition of certain lease assets and lease liabilities on the balance sheet as well as the disclosure of key information about leasing arrangements. The amendments in this ASU require the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients which may be elected by the Company. The amendments in this ASU will be effective for the Company for fiscal years, and the interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). This update seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which guidance is effective, which is a modified-retrospective approach. The Company is currently assessing the impact of this update on its consolidated financial statements.
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

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION
The Company reports its business in four reportable segments: Provide Commerce, Consumer, Florist, and International.
Below is a reconciliation of segment revenues to consolidated revenues (in thousands):

	Three Months Ended March 31,
	2017	2016
Products revenues:
Provide Commerce	$155,868	$157,097
Consumer	72,804	78,607
Florist	16,169	16,217
International	40,441	46,151
Segment products revenues	285,282	298,072
Services revenues:
Florist	30,337	30,775
International	5,296	6,226
Segment services revenues	35,633	37,001
Intersegment eliminations	(4,422)	(4,859)
Consolidated revenues	$316,493	$330,214
Intersegment revenues represent amounts charged from one segment to the other for services provided based on order volume at a set rate per order. Intersegment revenues by segment were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Intersegment revenues:
Provide Commerce	$(476)	$(610)
Consumer	(3,842)	(4,171)
Florist	(104)	(78)
Total intersegment revenues	$(4,422)	$(4,859)
Geographic revenues from sales to external customers were as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
U.S.	$270,756	$277,837
U.K.	45,737	52,377
Consolidated revenues	$316,493	$330,214

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Below is a reconciliation of segment operating income to consolidated operating income and income before income taxes (in thousands):

	Three Months Ended March 31,
	2017	2016
Segment operating income(a)
Provide Commerce	$13,447	$7,076
Consumer	5,660	6,429
Florist	13,954	12,810
International	5,532	7,417
Total segment operating income	38,593	33,732
Unallocated expenses(b)	(11,455)	(9,516)
Depreciation expense and amortization of intangible assets	(9,298)	(21,277)
Operating income	17,840	2,939
Interest expense, net	(2,273)	(2,314)
Other income/(expense), net	(25)	1,809
Income before income taxes	$15,542	$2,434

(a)
Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges and gains, transaction-related costs, restructuring and other exit costs, and impairment of goodwill and intangible assets. In addition, stock-based and incentive compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income/(expense), net.

(b)
Unallocated expenses include various corporate costs, such as executive management, corporate finance, legal, and certain human resources costs. In addition, unallocated expenses include stock-based and incentive compensation, restructuring and other exit costs, transaction-related costs, and litigation and dispute settlement charges and gains.

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
Credit quality of financing receivables was as follows (in thousands):

	March 31, 2017	December 31, 2016
Current	$11,352	$11,490
Past due	761	865
Total	$12,113	$12,355

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aging of past due financing receivables was as follows (in thousands):

	March 31, 2017	December 31, 2016
Current	$11,352	$11,490
Past due:
1 - 150 days past due	178	120
151 - 364 days past due	106	129
365 - 730 days past due	249	230
731 or more days past due	228	386
Total	$12,113	$12,355

Financing receivables on nonaccrual status at March 31, 2017 and December 31, 2016, totaled $0.8 million and $1.0 million, respectively.
The allowance for credit losses and the recorded investment in financing receivables were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Allowance for credit losses:
Balance at January 1	$846	$706
Provision	85	42
Write-offs charged against allowance	(211)	(12)
Balance at March 31	$720	$736
Ending balance collectively evaluated for impairment	$704	$729
Ending balance individually evaluated for impairment	$16	$7
Recorded investments in financing receivables:
Balance collectively evaluated for impairment	$825	$840
Balance individually evaluated for impairment	$11,288	$11,224
Individually evaluated impaired loans, including the recorded investment in such loans, the unpaid principal balance, and the allowance related to such loans, each totaled less than $0.1 million at both March 31, 2017 and December 31, 2016. The average recorded investment in such loans was less than $0.1 million for each of the three months ended March 31, 2017 and 2016. Interest income recognized on impaired loans was less than $0.1 million in each of the three months ended March 31, 2017 and 2016.
Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Land and improvements	$1,568	$1,565
Buildings and improvements	16,057	16,080
Leasehold improvements	17,853	16,290
Equipment	15,472	14,771
Computer equipment	25,490	26,633
Computer software	61,625	61,332
Furniture and fixtures	3,750	3,310
	141,815	139,981
Accumulated depreciation	(86,462)	(82,422)
Total	$55,353	$57,559

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation expense, including the amortization of leasehold improvements, was $5.5 million and $5.9 million for the three months ended March 31, 2017 and 2016, respectively.
4. TRANSACTIONS WITH RELATED PARTIES
Transactions with Liberty
As of March 31, 2017, Liberty Interactive Corporation (“Liberty”) owned 37.2% of the issued and outstanding shares of FTD common stock. An Investor Rights Agreement governs certain rights of and restrictions on Liberty in connection with the shares of FTD common stock that Liberty owns.
The I.S. Group Limited
Interflora holds an equity investment of 20.4% in The I.S. Group Limited (“I.S. Group”). The investment was $1.4 million at both March 31, 2017 and December 31, 2016, and is included in other assets in the condensed consolidated balance sheets. I.S. Group supplies floral-related products to Interflora’s floral network members in both the U.K. and the Republic of Ireland as well as to other customers. Interflora derives revenues from I.S. Group from (i) the sale of products (sourced from third-party suppliers) to I.S. Group for which revenue is recognized on a gross basis, (ii) commissions on products sold by I.S. Group (sourced from third-party suppliers) to floral network members, and (iii) commissions for acting as a collection agent on behalf of I.S. Group. Revenues related to products sold to and commissions earned from I.S. Group were $0.8 million and $0.9 million in the three months ended March 31, 2017 and 2016, respectively. In addition, Interflora purchases products from I.S. Group for sale to consumers. The cost of revenues related to products purchased from I.S. Group was $0.1 million and $0.2 million in the three months ended March 31, 2017 and 2016, respectively. Amounts due from I.S. Group were $0.4 million and $0.3 million at March 31, 2017 and December 31, 2016, respectively, and amounts payable to I.S. Group were $1.5 million and $1.2 million at March 31, 2017 and December 31, 2016, respectively.
5. GOODWILL, INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS
Goodwill
The changes in the net carrying amount of goodwill for the three months ended March 31, 2017 were as follows (in thousands):

	Provide Commerce	Consumer	Florist	International	Total
Goodwill at December 31, 2016	$147,501	$133,226	$109,651	$73,087	$463,465
Foreign currency translation	—	—	—	1,243	1,243
Goodwill at March 31, 2017	$147,501	$133,226	$109,651	$74,330	$464,708

In 2016, 2015, and 2008, the Company recorded impairment charges of $84.0 million, $85.0 million, and $116.3 million, respectively. The accumulated total goodwill impairment was $285.3 million at March 31, 2017. The table above reflects the Company’s goodwill balances net of the accumulated impairment charges.

Intangible Assets

Intangible assets are primarily related to the acquisition of the Company by United Online, Inc. in August 2008 and the acquisition of Provide Commerce in December 2014 and consist of the following (in thousands):

	March 31, 2017			December 31, 2016
	Gross Value	Accumulated Amortization	Net	Gross Value	Accumulated Amortization	Net
Complete technology	$76,574	$(56,609)	$19,965	$76,486	$(54,705)	$21,781
Customer contracts and relationships	192,449	(192,449)	—	192,183	(192,183)	—
Trademarks and trade names	268,433	(18,828)	249,605	267,834	(16,817)	251,017
Total	$537,456	$(267,886)	$269,570	$536,503	$(263,705)	$272,798

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Some of the Company’s trademarks and trade names are indefinite-lived assets for which there is no associated amortization expense or accumulated amortization. At March 31, 2017 and December 31, 2016, such indefinite-lived assets, after impairment and foreign currency translation adjustments, totaled $148.1 million and $147.5 million, respectively.
As of March 31, 2017, estimated future intangible assets amortization expense for each of the next five years and thereafter, was as follows (in thousands):

For the Year Ended	Future Amortization Expense
2017 (remainder of the year)	$11,456
2018	15,275
2019	15,275
2020	8,007
2021	8,003
Thereafter	63,425
Total	$121,441
6. FINANCING ARRANGEMENTS
Credit Agreement
On September 19, 2014, FTD Companies, Inc. entered into a credit agreement (the “Credit Agreement”) with Interflora, certain wholly owned domestic subsidiaries of FTD Companies, Inc. party thereto as guarantors, the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”). The Credit Agreement provided for a term loan in an aggregate principal amount of $200 million, the proceeds of which were used to repay a portion of outstanding revolving loans, and also provided for a revolving loan advance (the “Acquisition Advance”) to finance the cash portion of the Provide Commerce purchase price.
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
The interest rates applicable to borrowings under the Credit Agreement are based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to the Company’s net leverage ratio. At March 31, 2017, the base rate margin was 0.75% per annum and the LIBOR margin was 1.75% per annum. In addition, the Company pays a commitment fee ranging from 0.20% per annum to 0.40% per annum on the unused portion of the revolving credit facility. The stated interest rates (based on LIBOR) at March 31, 2017 under the term loan and the revolving credit facility were 2.90% and 2.73%, respectively. The effective interest rates at March 31, 2017 under the term loan and the revolving credit facility were 3.90% and 3.40%, respectively. The commitment fee rate at March 31, 2017 was 0.25%. The Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, that, among other things, require the Company to maintain compliance with a maximum net leverage ratio and a minimum consolidated fixed charge coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, and asset sales, and the Company’s ability to incur additional debt and additional liens.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The term loan is subject to amortization payments of $5.0 million per quarter and customary mandatory prepayments under certain conditions. The outstanding balance of the term loan and all amounts outstanding under the revolving credit facility are due upon maturity in September 2019. At March 31, 2017, the future minimum principal payments through the maturity date of the Credit Agreement were as follows (in thousands):

For the Year Ended	Future Minimum Principal Payments
2017 (remainder of the year)	$15,000
2018	20,000
2019	195,000
Total	$230,000
At March 31, 2017, the remaining borrowing capacity under the Credit Agreement, which was reduced by $2.2 million in outstanding letters of credit, was $272.8 million, subject to certain limitations under covenants contained in the Credit Agreement. After giving effect to the net leverage ratio contained in the Credit Agreement, approximately $180 million was available for additional borrowing as of March 31, 2017.
The changes in the Company’s debt balances for the three months ended March 31, 2017, were as follows (in thousands):

	December 31, 2016	Draw Down of Debt	Repayments of Debt	March 31, 2017
Credit Agreement:
Revolving Credit Facility	$120,000	$15,000	$(60,000)	$75,000
Term Loan	160,000	—	(5,000)	155,000
Total Principal Outstanding	280,000	$15,000	$(65,000)	230,000
Debt Issuance Costs	(3,694)			(3,354)
Total Debt, Net of Debt Issuance Costs	$276,306			$226,646

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
The estimated fair values and notional values of outstanding derivative instruments at March 31, 2017 and December 31, 2016 were as follows (in thousands):

		Estimated Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
	Balance Sheet Location	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Derivative Assets:
Interest rate caps	Other assets	$—	$1	$130,000	$130,000

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognized the following losses from derivatives, before tax, in other comprehensive loss (in thousands):

	Three Months Ended March 31,
	2017	2016
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate caps	$(1)	$(27)
The effective portion, before tax effect, of the Company’s interest rate caps designated as cash flow hedging instruments was $0.7 million and $0.8 million at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, $0.6 million of this amount was expected to be reclassified from accumulated other comprehensive income/(loss) into interest expense in the condensed consolidated statements of operations within the next twelve months. During both the three months ended March 31, 2017 and 2016, $0.1 million was reclassified from accumulated other comprehensive income/(loss) into interest expense in the condensed consolidated statements of operations.
8. FAIR VALUE MEASUREMENTS
The following table presents estimated fair values of financial assets and liabilities and derivative instruments that were required to be measured at fair value on a recurring basis (in thousands):

	March 31, 2017			December 31, 2016
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Money market funds	$18,990	$18,990	$—	$13,197	$13,197	$—
Derivative assets	—	—	—	1	—	1
Total	$18,990	$18,990	$—	$13,198	$13,197	$1
Liabilities:
Non-qualified deferred compensation plan	$1,564	$—	$1,564	$2,371	$—	$2,371
Total	$1,564	$—	$1,564	$2,371	$—	$2,371
Provide Commerce has an executive deferred compensation plan for key management level employees under which such employees could elect to defer receipt of current compensation. This plan is intended to be an unfunded, non-qualified deferred compensation plan that complies with the provisions of section 409A of the Internal Revenue Code. At the time of the acquisition, contributions to the plan were suspended except those relating to any compensation earned but not yet paid as of the same date. The plan assets, which consist primarily of life insurance contracts recorded at their cash surrender value, were $11.7 million and $11.6 million at March 31, 2017 and December 31, 2016 and are included in other assets in the accompanying condensed consolidated balance sheets.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company estimated the fair value of its long-term debt using a discounted cash flow approach that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimated credit spread. At March 31, 2017, the Company estimated its credit spread as 1.2% and 1.9% for the term loan and revolving credit facility, respectively, resulting in yield-to-maturity estimates for the term loan and revolving credit facility of 2.6% and 3.2%, respectively. At December 31, 2016, the Company estimated its credit spread as 1.4% and 2.0% for the term loan and revolving credit facility, respectively, resulting in yield-to-maturity estimates for the term loan and revolving credit facility of 2.8% and 3.4%, respectively. The table below summarizes the carrying amounts and estimated fair values for long-term debt (in thousands):

	March 31, 2017		December 31, 2016
		Level 2		Level 2
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt outstanding, including current portion	$230,000	$230,000	$280,000	$280,000
Fair value approximates the carrying amount of financing receivables because such receivables are discounted at a rate comparable to market. Fair values of cash and cash equivalents, short-term accounts receivable, accounts payable, and accrued liabilities approximate their carrying amounts because of their short-term nature.
9. STOCKHOLDERS’ EQUITY
Common Stock Repurchases
On March 8, 2016, the Company’s board of directors authorized a common stock repurchase program (the “2016 Repurchase Program”) that allows FTD Companies, Inc. to repurchase up to $60 million of its common stock from time to time over a two-year period in both open market and privately negotiated transactions. As of March 31, 2017, the company has repurchased 0.6 million shares under the 2016 Repurchase Program at an average cost per share of $25.37. The Company did not repurchase any shares under this program during the three months ended March 31, 2017.
Upon vesting of restricted stock units (“RSUs”) or exercise of stock options, the Company does not collect the minimum statutory withholding taxes in cash from employees. Instead, the Company automatically withholds, from the RSUs that vest or stock options that are exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock but are not counted against the limits under the 2016 Repurchase Program. The Company then pays the minimum statutory withholding taxes in cash. During the three months ended March 31, 2017, 0.2 million RSUs vested for which 0.1 million shares were withheld to cover the minimum statutory withholding taxes of $1.9 million.
10. INCENTIVE COMPENSATION PLANS
In June 2015, stockholders approved the amendment and restatement of the FTD Companies, Inc. Amended and Restated 2013 Incentive Compensation Plan (as so amended and restated, the “Plan”), which provides for the granting of awards to employees and non-employee directors, including stock options, stock appreciation rights, RSUs, and other stock based awards. Under the Plan, 5.2 million shares of FTD common stock have been reserved for issuance of awards. At March 31, 2017, the Company had 0.8 million shares available for issuance under the Plan.
During the first quarter of 2017, the Company granted RSUs to certain employees totaling 0.4 million shares. The RSUs granted will generally vest in four equal annual installments beginning on January 3, 2018. The weighted average fair market value of the underlying stock on the grant date was $23.12.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The stock-based compensation expense incurred for equity stock-based awards in the three months ended March 31, 2017 and 2016 has been included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenues	$71	$38
Sales and marketing	715	1,234
General and administrative	1,555	2,768
Total stock-based compensation expense	$2,341	$4,040

11. INCOME TAXES
During the three months ended March 31, 2017, the Company recorded a tax provision of $6.5 million on pre-tax income of $15.5 million, compared to a tax provision of $0.7 million on pre-tax income of $2.4 million for the three months ended March 31, 2016. The full year effective tax rate increased due to a reduction in foreign tax benefits and an increase in state tax rates. In addition, tax deficiencies related to vesting of equity awards increased tax expense by $0.9 million. As noted in Note 1—“Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements,” ASU 2016-09 was adopted on January 1, 2017. As such, tax deficiencies or excess tax benefits are recorded in the provision for income taxes for the three months ended March 31, 2017 rather than in additional paid-in capital as was previously required.
12. EARNINGS PER SHARE
Certain of the Company’s RSUs are considered participating securities because they contain a non-forfeitable right to dividends irrespective of whether dividends are actually declared or paid or whether the awards ultimately vest. Accordingly, the Company computes earnings per share pursuant to the two-class method in accordance with ASC 260, Earnings Per Share.
The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$9,023	$1,751
Income allocated to participating securities	(206)	(33)
Net income attributable to common stockholders	$8,817	$1,718
Denominator:
Basic average common shares outstanding	27,368	27,655
Add: Dilutive effect of non-participating securities	67	61
Diluted average common shares outstanding	27,435	27,716
Basic earnings per common share	$0.32	$0.06
Diluted earnings per common share	$0.32	$0.06
The diluted earnings per common share computations exclude stock options and RSUs, which are antidilutive. Weighted-average antidilutive shares for the three months ended March 31, 2017 were 2.8 million.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. RESTRUCTURING AND OTHER EXIT COSTS
Restructuring and other exit costs were as follows (in thousands):

	Employee Termination Costs	Facility Closure Costs	Total
Accrued as of December 31, 2016	$8,566	$1,378	$9,944
Charges	500	308	808
Cash paid	(2,303)	(315)	(2,618)
Other – non-cash	(3,373)	—	(3,373)
Accrued as of March 31, 2017	$3,390	$1,371	$4,761
14. CONTINGENCIES—LEGAL MATTERS
 Commencing on August 19, 2009, the first of a series of putative consumer class action lawsuits was brought against Provide Commerce, Inc. and co-defendant Regent Group, Inc. d/b/a Encore Marketing International (“EMI”). These cases were ultimately consolidated during the next three years into Case No. 09 CV 2094 in the United States District Court for the Southern District of California under the title In re EasySaver Rewards Litigation. Plaintiffs’ claims arise from their online enrollment in subscription based membership programs known as EasySaver Rewards, RedEnvelope Rewards, and Preferred Buyers Pass (collectively the “Membership Programs”). Plaintiffs claim that after they ordered items from certain of Provide Commerce’s websites, they were presented with an offer to enroll in one of the Membership Programs, each of which is offered and administered by EMI. Plaintiffs purport to represent a nationwide class of consumers allegedly damaged by Provide Commerce’s purported unauthorized or otherwise allegedly improper transferring of billing information to EMI, who then posted allegedly unauthorized charges to their credit or debit card accounts for membership fees for the Membership Programs. In the operative fourth amended complaint, plaintiffs asserted ten claims against Provide Commerce and EMI: (1) breach of contract (against Provide Commerce only); (2) breach of contract (against EMI only); (3) breach of implied covenant of good faith and fair dealing; (4) fraud; (5) violations of the California Consumers Legal Remedies Act; (6) unjust enrichment; (7) violation of the Electronic Funds Transfer Act (against EMI only); (8) invasion of privacy; (9) negligence; and (10) violations of the Unfair Competition Law. Plaintiffs seek damages, attorneys’ fees, and costs. After motion practice regarding the claims asserted and numerous settlement conferences and mediations in an effort to informally resolve the matter, the parties reached an agreement on the high level terms of a settlement on April 9, 2012, conditioned on the parties negotiating and executing a complete written agreement. In the weeks following April 9, 2012, the parties negotiated a formal written settlement agreement (the “Settlement”), which the court preliminarily approved on June 13, 2012. After notice to the purported class and briefing by the parties, the court conducted a final approval hearing (also known as a fairness hearing) on January 28, 2013, but did not rule. On February 4, 2013, the court entered its final order approving the Settlement, granting plaintiffs’ motion for attorneys’ fees, costs, and incentive awards, and overruling objections filed by a single objector. The court entered judgment on the Settlement on February 21, 2013. The objector filed a notice of appeal with the Ninth Circuit Court of Appeals on March 4, 2013. After the completion of briefing, the Ninth Circuit set oral argument for February 2, 2015. But on January 29, 2015, the Ninth Circuit entered an order deferring argument and resolution of the appeal pending the Ninth Circuit’s decision in a matter captioned Frank v.  Netflix, No. 12 15705+. On March 19, 2015, the Ninth Circuit entered an order vacating the judgment in this matter and remanding it to the district court for further proceedings consistent with its opinion in Frank v. Netflix issued on February 27, 2015. The district court ordered supplemental briefing on the issue of final Settlement approval May 21, 2015. After briefing, the district court conducted a hearing on July 27, 2016 and took the matter under submission. On August 9, 2016, the district court entered an order reapproving the Settlement without any changes, and accordingly entered judgment and dismissed the case with prejudice. On September 6, 2016, the objector filed a notice of appeal. On November 22, 2016, plaintiffs filed a motion for summary affirmance of the district court’s judgment, to which the objector responded and filed a cross-motion for sanctions. Plaintiffs’ motion for summary affirmance temporarily stayed briefing on the appeal. On March 2, 2017, the Ninth Circuit denied plaintiffs’ motion for summary affirmance and objector’s cross-motion for sanctions, and reset the briefing schedule. Objector filed his opening brief on May 1, 2017. Thirteen state Attorneys General filed an amicus brief in support of the objector on May 8, 2017. Absent an extension, the parties’ answering briefs are presently due May 31, 2017, and the objector’s optional reply brief is presently due June 14, 2017. The date for oral argument on the appeal has not yet been set.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FTD Companies, Inc. and certain of its current and former officers and directors are named as defendants in a lawsuit currently pending in the United States District Court for the Northern District of Illinois, asserting violations of Section 10(b) of the Exchange Act and Rule 10b-5. Plaintiff’s complaint in Winograd v. FTD Companies, Inc. et al., filed on March 20, 2017, Case No. 1:17-cv-02135, alleges that FTD made false and misleading statements regarding the assessment of cross-border indirect taxes, internal controls over financial reporting, and the acquisition of Provide Commerce from Liberty Interactive Corporation that were revealed as such to the market on March 14, 2017.  Plaintiff purports to bring the lawsuit as a class action representing all those who purchased or otherwise acquired FTD securities between March 13, 2015 and March 14, 2017.  FTD believes the allegations are without merit and intends to move to dismiss the complaint.
FTD Companies, Inc. is a nominal defendant in a shareholder derivative suit against its directors and former CEO and CFO currently pending in the United States District Court for the Northern District of Illinois, asserting claims for breaches of fiduciary duties, unjust enrichment, and corporate waste.  In Atallah v. Apatoff et al., Case No. 1:17-cv-02773, filed on April 12, 2017, plaintiff alleges that the individual defendants caused FTD to issue false and misleading statements regarding the assessment of cross-border indirect taxes, internal controls over financial reporting, and the acquisition of Provide Commerce from Liberty Interactive Corporation that were revealed as such to the market on March 14, 2017.  Plaintiff further alleges that these actions by the individual defendants breached their fiduciary duties to FTD, caused the defendants to be unjustly enriched, and wasted corporate assets.  FTD believes the lawsuit is improper and intends to move to dismiss the complaint.
FTD Companies, Inc. is a nominal defendant in a shareholder derivative suit against its directors and former CEO and CFO currently pending in the United States District Court for the Northern District of Illinois, asserting claims for violations of Section 14(a) of the Exchange Act, breaches of fiduciary duties, unjust enrichment, and corporate waste.  In Palkon v. Berglass et al., Case No. 1:17-cv-03233, filed on April 28, 2017, plaintiff alleges that the individual defendants violated Section 14(a) of the Exchange Act, breached their fiduciary duties to FTD, wasted corporate assets, and were unjustly enriched when certain of the defendants negligently issued or caused to be issued false and misleading statements to shareholders in the November 3, 2014 special proxy regarding the acquisition of Provide Commerce from Liberty Interactive Corporation.  In addition, plaintiff alleges that the individual defendants breached their fiduciary duties to FTD, wasted corporate assets, and were unjustly enriched by entering into the Provide Commerce acquisition, and by causing FTD to issue false and misleading statements regarding the assessment of cross-border indirect taxes, internal controls over financial reporting, and the Provide Commerce acquisition that were revealed as such to the market on March 14, 2017.  FTD believes the lawsuit is improper and intends to move to dismiss the complaint.

There are no assurances that other legal actions or governmental investigations will not be instituted in connection with the Company’s current or former business practices. The Company cannot predict the outcome of governmental investigations or other legal actions or their potential implications for its business.
The Company records a liability when it believes that it is both probable that a loss has been incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the assessment of the probability of loss or the amount of liability and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate, (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At both March 31, 2017 and December 31, 2016, the Company had reserves totaling $3.0 million for estimated losses related to certain legal matters. With respect to other legal matters, the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company’s business, financial condition, results of operations, or cash flows.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth supplemental cash flow disclosures (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash paid for interest	$1,904	$1,441
Cash paid for income taxes, net	$2,032	$436

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
FTD Companies, Inc.  (together with its subsidiaries may be referred to herein as the “Company,” “FTD,” “we,” “us,” or “our”) is a premier floral and gifting company with a vision to be the leading and most trusted floral and gifting company in the world. Our mission is to inspire, support, and delight our customers when expressing life’s most important sentiments. We provide floral, specialty foods, gift, and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. Our business uses the highly recognized FTD® and Interflora® brands, both supported by the iconic Mercury Man® logo. While we operate primarily in the United States (“U.S.”) and the United Kingdom (“U.K.”), we have worldwide presence as our Mercury Man logo is displayed in approximately 35,000 floral shops in over 125 countries. Our diversified portfolio of brands also includes ProFlowers®, ProPlants®, Shari’s Berries®, Personal Creations®, RedEnvelope®, Flying Flowers®, Flowers Direct®, Ink Cards™, Postagram™, and Gifts.com™.  While floral arrangements and plants are our primary offerings, we also market and sell gift items, including gourmet-dipped berries and other specialty foods, personalized gifts, gift baskets, wine and champagne, jewelry, and spa products.
Reportable Segments
We report our business operations in four reportable segments: Provide Commerce, Consumer, Florist, and International.
Through our Provide Commerce segment, we are a leading direct marketer of floral and gift products for consumers, including food gifts, personalized gifts, and other gifting products, primarily in the U.S. Our Provide Commerce segment operates primarily through our www.proflowers.com, www.berries.com,  www.personalcreations.com, www.proplants.com, and www.gifts.com websites, associated mobile sites and applications, and various telephone numbers. Through our Consumer segment, we are a leading direct marketer of floral and gift products for consumers, primarily in the U.S. Our Consumer segment operates primarily through the www.ftd.com website, associated mobile sites, and the 1-800-SEND-FTD telephone number. Through our Florist segment, we are a leading provider of products and services to our floral network members, including services that enable our floral network members to send, receive, and deliver floral orders. Floral network members include traditional retail florists, as well as other non-florist retail locations, primarily in the U.S. Our Florist segment also provides products and services to other companies in need of floral and gifting solutions. Our International segment consists of Interflora, which operates primarily in the U.K. Interflora is a premier direct marketer of floral and non-floral gift products, including bears, chocolates, wine, and tailored food products for consumers and operates primarily through the www.interflora.co.uk, www.flyingflowers.co.uk, and www.flowersdirect.co.uk websites, associated mobile sites and applications, and various telephone numbers. Interflora also provides products and services to floral network members and to other companies in need of floral and gifting solutions.

KEY BUSINESS METRICS
We review a number of key business metrics to help us monitor our performance and trends affecting our segments, and to develop forecasts and budgets. These key metrics include the following:
Segment operating income.  Our chief operating decision maker uses segment operating income to evaluate the performance of our business segments and to make decisions about allocating resources among segments. Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges and gains, transaction-related costs, restructuring and other exit costs, and impairment of goodwill and intangible assets. In addition, stock-based and incentive compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income/(expense), net. See Note 2—“Segment Information” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a reconciliation of segment operating income to consolidated operating income and consolidated income before income taxes.
Consumer orders.  We monitor the number of consumer orders for floral, gift, and related products during a given period. Consumer orders are individual units delivered during the period that were originated through our consumer websites, associated mobile sites and applications, and various telephone numbers. The number of consumer orders is not adjusted for non-delivered orders that are refunded on or after the scheduled delivery date. Orders originating with a florist or other retail location for delivery to consumers are not included as part of this number.
Average order value.  We monitor the average value for consumer orders delivered in a given period, which we refer to as the average order value. Average order value represents the average amount received for consumer orders delivered during a period. The average order value of consumer orders within our Provide Commerce, Consumer, and International segments is tracked in their local currency, the U.S. Dollar (“USD”) for both the Provide Commerce and Consumer segments and the British Pound (“GBP”) for the International segment. The local currency amounts received for the International segment are then translated into USD at the average currency exchange rate for the period. Average order value includes merchandise revenues and shipping or service fees paid by the consumer, less discounts and refunds (net of refund-related fees charged to floral network members).
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

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(in thousands, except for percentages, average order values, average revenues per member, and exchange rates)
Consolidated:
Consolidated revenues	$316,493	$330,214	$(13,721)	(4)%

Provide Commerce:
Segment revenues(a)	$155,868	$157,097	$(1,229)	(1)%
Segment operating income	$13,447	$7,076	$6,371	90%
Consumer orders	2,906	3,123	(217)	(7)%
Average order value	$52.99	$49.69	$3.30	7%

Consumer:
Segment revenues(a)	$72,804	$78,607	$(5,803)	(7)%
Segment operating income	$5,660	$6,429	$(769)	(12)%
Consumer orders	941	1,022	(81)	(8)%
Average order value	$73.05	$72.62	$0.43	1%

Florist:
Segment revenues(a)	$46,506	$46,992	$(486)	(1)%
Segment operating income	$13,954	$12,810	$1,144	9%
Average revenues per member	$4,140	$3,888	$252	6%

International:
Segment revenues (in USD)	$45,737	$52,377	$(6,640)	(13)%
Segment revenues (in GBP)	£36,881	£36,563	£318	1%
Segment operating income (in USD)	$5,532	$7,417	$(1,885)	(25)%
Consumer orders	842	878	(36)	(4)%
Average order value (in USD)	$44.50	$49.23	$(4.73)	(10)%
Average order value (in GBP)	£35.90	£34.38	£1.52	4%
Average currency exchange rate: GBP to USD	1.24	1.43

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

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Revenues	$316,493	$330,214	$(13,721)	(4)%
Operating expenses:
Cost of revenues	196,374	213,766	(17,392)	(8)%
Sales and marketing	68,896	67,916	980	1%
General and administrative	28,755	29,744	(989)	(3)%
Amortization of intangible assets	3,820	15,416	(11,596)	(75)%
Restructuring and other exit costs	808	433	375	87%
Total operating expenses	298,653	327,275	(28,622)	(9)%
Operating income	17,840	2,939	14,901	507%
Interest expense, net	(2,273)	(2,314)	41	(2)%
Other income/(expense), net	(25)	1,809	(1,834)	(101)%
Income before income taxes	15,542	2,434	13,108	539%
Provision for income taxes	6,519	683	5,836	854%
Net income	$9,023	$1,751	$7,272	415%
 Consolidated Revenues

Consolidated revenues decreased $13.7 million, or 4%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, or 2% on a constant currency basis. Foreign currency exchange rates unfavorably impacted revenues by $7.1 million during the three months ended March 31, 2017. Excluding the impact of foreign currency exchange rates, revenues declined $6.6 million, primarily due to a $5.8 million decrease in revenues from our Consumer segment.
Consolidated Cost of Revenues
Consolidated cost of revenues decreased $17.4 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was primarily due to an $8.0 million decrease of costs associated with our Provide Commerce segment, a $4.7 million decrease of costs associated with our Consumer segment, and a $4.5 million decrease ($0.5 million increase in constant currency) of costs associated with our International segment. Foreign currency exchange rates had a $5.0 million favorable impact on cost of revenues for the three months ended March 31, 2017. Consolidated cost of revenues, as a percentage of consolidated revenues, was 62% for the three months ended March 31, 2017, a 3% reduction from the prior year period primarily due to lower product and shipping costs.
Consolidated Sales and Marketing
Consolidated sales and marketing expenses increased $1.0 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily due to a $2.2 million increase of costs associated with our Provide Commerce segment, partially offset by an $0.8 million decrease of costs associated with our Florist segment, and a $0.4 million decrease ($0.4 million increase in constant currency) of costs associated with our International segment. Foreign currency exchange rates had an $0.8 million favorable impact on sales and marketing expenses for the three months ended March 31, 2017. Consolidated sales and marketing expenses, as a percentage of consolidated revenues, was 22% for the three months ended March 31, 2017 compared to 21% for the three months ended March 31, 2016.

Consolidated General and Administrative
Consolidated general and administrative expenses decreased $1.0 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was primarily due to a $1.3 million decrease in bad debt expense in our Florist segment, a $0.5 million decrease in technology costs, and a $0.4 million decrease in legal expenses. These decreases were partially offset by a $0.7 million increase in transaction-related costs and a $0.6 million increase in personnel-related costs. Foreign currency exchange rates had a $0.5 million favorable impact on general and administrative expenses for the three months ended March 31, 2017.
Amortization of Intangible Assets
Amortization expense related to intangible assets decreased $11.6 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as certain intangible assets recorded in relation to the Provide Commerce acquisition were fully amortized at December 31, 2016.
Restructuring and Other Exit Costs
During the three months ended March 31, 2017 and 2016, we incurred restructuring and other exit costs of $0.8 million and $0.4 million, respectively, related primarily to employee termination costs and facility closure costs.
Other Income/(Expense), net
Other income/(expense), net for the three months ended March 31, 2017 decreased $1.8 million from the three months ended March 31, 2016 due primarily to gains on corporate-owned life insurance policies realized during the 2016 period.
Provision for Income Taxes
During the three months ended March 31, 2017, we recorded a tax provision of $6.5 million on pre-tax income of $15.5 million compared to a tax provision of $0.7 million on pre-tax income of $2.4 million for the three months ended March 31, 2016. The full year effective tax rate increased due to a reduction in foreign tax benefits and an increase in state tax rates. In addition, tax deficiencies related to vesting of equity awards increased tax expense by $0.9 million. As noted in Note 1—“Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, ASU 2016-09 was adopted on January 1, 2017. As such, tax deficiencies or excess tax benefits are recorded in the provision for income taxes for the three months ended March 31, 2017 rather than in additional paid-in capital as was previously required.
BUSINESS SEGMENT OPERATING RESULTS
The Company reports its business in four reportable segments: Provide Commerce, Consumer, Florist, and International. Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges and gains, transaction-related costs, restructuring and other exit costs, and impairment of goodwill and intangible assets. In addition, stock-based and incentive compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income/(expense), net.

PROVIDE COMMERCE SEGMENT

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(in thousands, except percentages and average order values)
Segment revenues	$155,868	$157,097	$(1,229)	(1)%
Segment operating income	$13,447	$7,076	$6,371	90%
Key metrics and other financial data:
Consumer orders	2,906	3,123	(217)	(7)%
Average order value	$52.99	$49.69	$3.30	7%
Segment operating margin	9%	5%
Provide Commerce Segment Revenues
Provide Commerce segment revenues decreased $1.2 million, or 1%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily driven by a 7% decrease in consumer order volume, partially offset by a 7% increase in average order value. The increase in average order value was due to favorable product mix and lower discounting on products. Revenues for the Gourmet Foods business increased 14% while the ProFlowers and Personal Creations businesses’ revenues declined 4% and 22%, respectively. Revenues for the segment were favorably impacted by the Tuesday placement of Valentine’s Day in 2017 compared to the Sunday placement in 2016, however, the increase was partially offset by the shift in the timing of the Easter holiday to the second quarter of 2017 as compared to the first quarter of 2016.
Provide Commerce Segment Operating Income
Provide Commerce segment operating income increased $6.4 million, or 90%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease in revenues previously discussed was more than offset by decreased operating expenses of $7.6 million. Cost of revenues decreased $8.0 million due to reduced product and shipping costs due to both lower order volume and improved peak demand inventory management. General and administrative expenses also decreased by $1.9 million primarily due to lower personnel-related costs, technology costs, and legal expenses. Sales and marketing expenses increased $2.2 million primarily related to increased customer acquisition and retention marketing spend. Provide Commerce segment operating margin increased to 9% for the three months ended March 31, 2017 compared to 5% for the three months ended March 31, 2016.

CONSUMER SEGMENT

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(in thousands, except percentages and average order values)
Segment revenues	$72,804	$78,607	$(5,803)	(7)%
Segment operating income	$5,660	$6,429	$(769)	(12)%
Key metrics and other financial data:
Consumer orders	941	1,022	(81)	(8)%
Average order value	$73.05	$72.62	$0.43	1%
Segment operating margin	8%	8%
Consumer Segment Revenues
Consumer segment revenues decreased $5.8 million, or 7%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 driven by an 8% decrease in order volume which was partially offset by a 1% increase in average order value. The decrease in order volume was primarily associated with partner programs, including group buying. Order volume was favorably impacted by the Tuesday placement of Valentine’s Day in 2017 compared to the Sunday placement in 2016, however, the shift in the timing of the Easter holiday to the second quarter of 2017 as compared to the first quarter of 2016 partially offset the increase in volume from Valentine’s Day 2017.
Consumer Segment Operating Income
Consumer segment operating income decreased $0.8 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to the decrease in revenues as previously described partially offset by a decrease of $4.7 million in cost of revenues. The decrease in cost of revenues was primarily driven by the decrease in volume combined with lower product costs. Consumer segment operating margin remained stable at 8% for the three months ended March 31, 2017 and 2016.
FLORIST SEGMENT

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(in thousands, except percentages and average revenues per member)
Segment revenues	$46,506	$46,992	$(486)	(1)%
Segment operating income	$13,954	$12,810	$1,144	9%
Key metrics and other financial data:
Average revenues per member	$4,140	$3,888	$252	6%
Segment operating margin	30%	27%
Florist Segment Revenues
Florist segment revenues for the three months ended March 31, 2017 decreased $0.5 million, or 1%, compared to the three months ended March 31, 2016. Services revenues decreased $0.4 million primarily due to lower order-related revenues partially offset by increases in subscription and other services revenues. Products revenues remained relatively consistent for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Average revenues per member increased 6% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.
Florist Segment Operating Income
Florist segment operating income increased $1.1 million, or 9%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to a $1.6 million decrease in operating expenses partially offset by the decrease in revenues as previously described. Operating expenses decreased primarily due to a $1.3 million decrease in bad debt expense. The Florist segment operating margin increased to 30% for the three months ended March 31, 2017 compared to 27% for the three months ended March 31, 2016.

INTERNATIONAL SEGMENT

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(in thousands, except percentages, average order values, and exchange rates)
Segment revenues (in USD)	$45,737	$52,377	$(6,640)	(13)%
Impact of foreign currency	7,096	—	7,096
Segment revenues (in constant currency)(a)	$52,833	$52,377	$456	1%
Segment revenues (in GBP)	£36,881	£36,563	£318	1%
Segment operating income (in USD)	$5,532	$7,417	$(1,885)	(25)%
Impact of foreign currency	898	—	898
Segment operating income (in constant currency)(a)	$6,430	$7,417	$(987)	(13)%
Key metrics and other financial data:
Consumer orders	842	878	(36)	(4)%
Average order value (in USD)	$44.50	$49.23	$(4.73)	(10)%
Average order value (in GBP)	£35.90	£34.38	£1.52	4%
Segment operating margin	12%	14%
Average currency exchange rate: GBP to USD	1.24	1.43

(a)	USD at prior year foreign currency exchange rate.
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
International Segment Revenues
International segment revenues decreased $6.6 million, or 13%, (increased $0.5 million, or 1%, in constant currency) for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in revenues in constant currency was primarily due to an increase in average order value of 4% and an increase in revenues from the sales of wholesale flowers. These increases were partially offset by a decrease in order volume of 4%, which was primarily driven by lower volume for the U.K. Mothering Sunday and the shift of the timing of the Easter holiday to the second quarter of 2017 as compared to the first quarter of 2016, partially offset by an increase due to the Tuesday placement of Valentine’s Day in 2017 from Sunday in 2016.
International Segment Operating Income
International segment operating income decreased $1.9 million, or 25%, ($1.0 million, or 13%, in constant currency) for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease in revenues as previously described were partially offset by decreased operating expenses of $4.8 million (increased $1.4 million in constant currency). Cost of revenues decreased $4.5 million (increased $0.5 million in constant currency) and was primarily driven by the decrease in order volume. Sales and marketing expenses decreased $0.4 million (increased $0.4 million in constant currency). The increase in constant currency was primarily due to increased spending on brand awareness. General and administrative expenses increased $0.1 million ($0.6 million in constant currency) primarily driven by personnel-related and technology costs. International segment operating margin decreased to 12% for the three months ended March 31, 2017 compared to 14% for the three months ended March 31, 2016.

UNALLOCATED EXPENSES

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Unallocated expenses	$11,455	$9,516	$1,939	20%
Unallocated expenses include various corporate costs, such as executive management, corporate finance, and legal costs. In addition, unallocated expenses include stock-based and incentive compensation, restructuring and other exit costs, transaction-related costs, and litigation and dispute settlement charges and gains.
Unallocated expenses increased $1.9 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This increase was primarily due to an $0.8 million increase in transaction-related costs, a $0.4 million increase in restructuring costs, and a $0.4 million increase in professional fees.
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
The interest rates applicable to borrowings under the Credit Agreement are based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to the Company’s net leverage ratio. At March 31, 2017, the base rate margin was 0.75% per annum and the LIBOR margin was 1.75% per annum. In addition, the Company pays a commitment fee ranging from 0.20% per annum to 0.40% per annum on the unused portion of the revolving credit facility. The stated interest rates (based on LIBOR) at March 31, 2017 under the term loan and the revolving credit facility were 2.90% and 2.73%, respectively. The effective interest rates at March 31, 2017 under the term loan and the revolving credit facility were 3.90% and 3.40%, respectively. The commitment fee rate at March 31, 2017 was 0.25%. The Credit Agreement contains customary representations and warranties, events of default, affirmative covenants, and negative covenants, that, among other things, require the Company to maintain compliance with a maximum net leverage ratio and a minimum consolidated fixed charge coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, and asset sales, and the Company’s ability to incur additional debt and additional liens. The Company was in compliance with all covenants under the Credit Agreement at March 31, 2017.
The term loan is subject to amortization payments of $5 million per quarter and customary mandatory prepayments under certain conditions. During the three months ended March 31, 2017, the Company made scheduled payments of $5 million under the term loan. The Company also made a $60 million repayment on the revolving credit facility during the three months ended March 31, 2017. The outstanding balance of the term loan and all amounts outstanding under the revolving credit facility are due upon maturity in September 2019. At March 31, 2017, the remaining borrowing capacity under the Credit Agreement, which was reduced by $2.2 million in outstanding letters of credit, was $272.8 million, subject to certain limitations under covenants contained in the Credit Agreement. After giving effect to the net leverage ratio contained in the Credit Agreement, approximately $180 million was available for additional borrowing as of March 31, 2017.

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
Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016
Our total cash and cash equivalents balance decreased by $30.6 million to $50.4 million at March 31, 2017, compared to $81.0 million at December 31, 2016. Our summary cash flows for the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$24,216	$17,571
Net cash used for investing activities	$(3,196)	$(3,667)
Net cash used for financing activities	$(51,944)	$(6,633)
Net cash provided by operating activities increased $6.6 million to $24.2 million for the three months ended March 31, 2017 compared to $17.6 million for the three months ended March 31, 2016. Net cash provided by operating activities is driven by our net income adjusted for non-cash items including, but not limited to, depreciation and amortization, deferred taxes, stock-based compensation, gains on life insurance, and changes in operating assets and liabilities. The increase in the net cash provided by operating activities was primarily due to increases in net income of $7.3 million, deferred taxes, net of $5.7 million, and net operating assets and liabilities of $7.2 million. These increases were partially offset by a $12.0 million decrease in depreciation and amortization as certain intangible assets were fully amortized at December 31, 2016. Changes in working capital can cause variations in our cash flows provided by operating activities due to seasonality, timing, and other factors.
Net cash used for investing activities decreased $0.5 million primarily due to fewer purchases of property and equipment which were partially offset by lower proceeds received from life insurance policies. Purchases of property and equipment totaled $3.2 million during the three months ended March 31, 2017 compared to $4.6 million during the three months ended March 31, 2016. We currently anticipate that our total capital expenditures for 2017 will approximate $28 million. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.
Net cash used for financing activities increased $45.3 million. The increase in net cash used for financing activities was primarily due to the net repayment of $50.0 million of outstanding amounts under the Credit Agreement during the three months ended March 31, 2017 compared to the repayment of $5.0 million during the three months ended March 31, 2016. Financing activities are also impacted by shares withheld on vested restricted stock units to pay withholding taxes incurred from the vesting. We paid $1.9 million and $1.6 million related to withholding taxes on vested restricted stock units during the three months ended March 31, 2017 and 2016, respectively.
We currently expect to generate positive cash flows from operations at least for the next twelve months. We may use our existing cash balances and future cash generated from operations to fund, among other things, working capital, stock repurchases, interest payment obligations, quarterly debt amortization payments and mandatory prepayments, if any, under the Credit Agreement, capital expenditures, and acquisitions.
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

On March 8, 2016, our board of directors authorized a common stock repurchase program (the “2016 Repurchase Program”) that allows us to repurchase up to $60 million of FTD common stock from time to time over a two-year period in both open market and privately negotiated transactions. The objective of the 2016 Repurchase Program is to offset the dilutive effect on earnings per share from stock-based compensation and allow for opportunistic stock purchases to return capital to shareholders. As of March 31, 2017, the Company has repurchased 0.6 million shares under the 2016 Repurchase Program at an average cost per share of $25.37. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2017.
Contractual Obligations and Other Commitments
There have been no material changes, outside the ordinary course of business, related to the Company’s contractual obligations or other commitments as disclosed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
At March 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.
RECENT ACCOUNTING PRONOUNCEMENTS
For information about recently adopted and recently issued accounting pronouncements refer to Note 1—“Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes related to the Company’s market risk as disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
Previously Identified Material Weakness
In connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 16, 2017, we concluded that there was a material weakness in our internal control over financial reporting. The material weakness related to our control over the assessment of cross-border indirect taxes that allowed immaterial errors to occur that were not detected in a timely manner. Management reviewed the control related to the completeness and precision of its assessment as well as the periodic monitoring of cross-border indirect taxes and concluded that there was a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

Remediation Plan
We are committed to remediating the material weakness by implementing improvements to our internal control over financial reporting. With the oversight of senior management, the Company’s disclosure committee comprised of members of the Company’s management team, and the audit committee, we already have implemented, and will continue to implement, improvements in the internal control over financial reporting to remediate the underlying cause of the material weakness and improve the design of this control as follows:

•	Enhance control procedures to ensure completeness of analyses supporting significant tax positions taken by the Company related to cross-border indirect taxes.

•
Enhance monitoring activities over highly technical tax-related aspects of cross-border transactions, including implementation of formal periodic meetings attended by the Chief Financial Officer, Corporate and divisional controllers, and members of the Company’s legal and tax departments, along with the engagement of external legal and tax experts as appropriate, to ensure that significant tax positions related to cross-border indirect taxes are fully reviewed and continuously monitored for appropriate accounting and disclosure.

Management is committed to a strong internal control environment and believes that, when fully implemented and tested, the measures described above will remediate the material weakness in our internal control over financial reporting. We will continue to assess the effectiveness of our remediation efforts in connection with our ongoing assessments of the effectiveness of internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On June 23, 2016, the U.K. held a referendum in which a majority of voters voted to leave the European Union (“E.U.”), commonly referred to as “Brexit.” On March 29, 2017, the Prime Minister of the U.K. submitted formal notice to the E.U. in order to trigger Article 50 of the Treaty on European Union. This is the formal mechanism which begins the two-year process of negotiating the U.K.’s exit from the E.U. and the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U., and potentially other countries. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key geographic areas, disrupt the markets we serve, and significantly disrupt trade between the U.K. and the E.U. or other nations as the U.K. pursues independent trade relations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. The effects of Brexit will depend on any agreements the U.K. makes to retain access to the E.U. or other markets either during a transitional period or more permanently. Compliance with new laws or regulations regarding trade, delivery and other cross-border activities between the U.K. and the E.U. could be costly, negatively impacting our business, financial condition, operating results and cash flows. Our International segment operates principally in the U.K. For the three months ended March 31, 2017, our International segment contributed approximately 15% of our consolidated revenues.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 8, 2016, the Company’s board of directors authorized a common stock repurchase program that allows the Company to repurchase up to $60 million of its common stock from time to time over a two year period in both open market and privately negotiated transactions. The Company did not repurchase any shares of common stock during the three months ended March 31, 2017.
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

Date: May 9, 2017	FTD Companies, Inc. (Registrant)

	By:	/s/ Stephen Tucker
Stephen Tucker
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to
No.	Exhibit Description	Filed with this Form 10-Q	Form	File No.	Date Filed	Exhibit Number (if different)
10.1	FTD Companies, Inc. 2017 Management Bonus Plan	X
10.2	Amendment to Employment Agreement by and between Helen Quinn and FTD Companies, Inc.		10-K	001-35901	3/16/17	10.37
10.3	Employment Agreement by and between FTD Companies, Inc. and John C. Walden		10-K	001-35901	3/16/17	10.38
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X