Form 10-Q
period 2017-06-30
FTD Companies, Inc.
filed 2017-08-09
CIK 1575360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
There were 27,544,951 shares of the Registrant’s common stock outstanding at August 4, 2017.

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

PART I—FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
FTD COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$79,356	$81,002
Accounts receivable, net of allowances of $4,552 and $4,962 at June 30, 2017 and December 31, 2016, respectively	22,211	26,659
Inventories	24,867	24,996
Prepaid expenses and other current assets	9,496	13,697
Total current assets	135,930	146,354
Property and equipment, net	53,227	57,559
Intangible assets, net	267,092	272,798
Goodwill	467,522	463,465
Other assets	21,726	22,138
Total assets	$945,497	$962,314
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,885	$70,254
Accrued liabilities	68,650	68,274
Accrued compensation	12,598	19,165
Deferred revenue	6,141	4,911
Income taxes payable	1,970	2,005
Current portion of long-term debt	20,000	20,000
Total current liabilities	151,244	184,609
Long-term debt	241,986	256,306
Deferred tax liabilities, net	88,111	85,932
Other liabilities	6,729	7,740
Total liabilities	488,070	534,587
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, 5,000,000 shares, par value $0.0001, authorized; no shares issued and outstanding	—	—
Common stock, 60,000,000 shares, par value $0.0001, authorized; 29,975,848 and 29,731,189 shares issued at June 30, 2017 and December 31, 2016, respectively	3	3
Treasury stock, 2,430,897 shares at June 30, 2017 and December 31, 2016	(65,221)	(65,221)
Additional paid-in capital	699,716	694,773
Accumulated deficit	(131,452)	(150,191)
Accumulated other comprehensive loss	(45,619)	(51,637)
Total stockholders’ equity	457,427	427,727
Total liabilities and stockholders’ equity	$945,497	$962,314
The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Products	$293,228	$302,249	$574,192	$595,540
Services	34,918	35,990	70,447	72,913
Total revenues	328,146	338,239	644,639	668,453
Operating expenses:
Cost of revenues—products	198,682	205,075	390,809	414,158
Cost of revenues—services	4,497	4,669	8,744	9,352
Sales and marketing	76,224	65,957	145,120	133,873
General and administrative	27,039	28,389	55,794	58,133
Amortization of intangible assets	3,819	15,217	7,639	30,633
Restructuring and other exit costs	136	1,185	944	1,618
Total operating expenses	310,397	320,492	609,050	647,767
Operating income	17,749	17,747	35,589	20,686
Interest income	122	154	237	275
Interest expense	(2,562)	(2,409)	(4,950)	(4,844)
Other income, net	223	4	198	1,813
Income before income taxes	15,532	15,496	31,074	17,930
Provision for income taxes	5,816	3,721	12,335	4,404
Net income	$9,716	$11,775	$18,739	$13,526
Earnings per common share:
Basic earnings per share	$0.35	$0.42	$0.67	$0.48
Diluted earnings per share	$0.35	$0.42	$0.67	$0.48

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$9,716	$11,775	$18,739	$13,526
Other comprehensive income/(loss):
Foreign currency translation	4,124	(7,597)	5,846	(10,518)
Cash flow hedges:
Changes in net gains on derivatives, net of tax of $53 and $51 for the three months ended June 30, 2017 and 2016, respectively, and $107 and $93 for the six months ended June 30, 2017 and 2016, respectively	87	81	172	150
Other comprehensive income/(loss)	4,211	(7,516)	6,018	(10,368)
Total comprehensive income	$13,927	$4,259	$24,757	$3,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	29,731	$3	(2,431)	$(65,221)	$694,773	$(51,637)	$(150,191)	$427,727
Net income	—	—	—	—	—	—	18,739	18,739
Other comprehensive income	—	—	—	—	—	6,018	—	6,018
Stock-based compensation	—	—	—	—	5,870	—	—	5,870
Vesting of restricted stock units and related repurchases of common stock	184	—	—	—	(1,969)	—	—	(1,969)
Issuance of common stock through employee stock purchase plan	61	—	—	—	1,042	—	—	1,042
Balance at June 30, 2017	29,976	$3	(2,431)	$(65,221)	$699,716	$(45,619)	$(131,452)	$457,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$18,739	$13,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,583	42,516
Stock-based compensation	5,870	7,480
Provision for doubtful accounts receivable	779	2,808
Amortization of debt issuance costs	680	680
Impairment of fixed assets	—	398
Deferred taxes, net	1,758	(8,935)
Gains on life insurance	—	(1,583)
Other, net	(69)	60
Changes in operating assets and liabilities:
Accounts receivable, net	3,887	697
Inventories	170	2,412
Prepaid expenses and other assets	5,049	4,844
Accounts payable and accrued liabilities	(36,060)	(45,927)
Deferred revenue	1,154	2,374
Income taxes receivable or payable	66	4,970
Other liabilities	(997)	(1,925)
Net cash provided by operating activities	19,609	24,395
Cash flows from investing activities:
Purchases of property and equipment	(6,370)	(8,176)
Proceeds from life insurance	—	944
Net cash used for investing activities	(6,370)	(7,232)
Cash flows from financing activities:
Proceeds from long-term debt	70,000	—
Payments on long-term debt	(85,000)	(10,000)
Exercise of stock options and purchases from employee stock plans	1,042	1,304
Repurchases of common stock withheld for taxes	(1,969)	(1,640)
Repurchases of common stock	—	(8,172)
Net cash used for financing activities	(15,927)	(18,508)
Effect of foreign currency exchange rate changes on cash and cash equivalents	1,042	(448)
Change in cash and cash equivalents	(1,646)	(1,793)
Cash and cash equivalents, beginning of period	81,002	57,892
Cash and cash equivalents, end of period	$79,356	$56,099

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
The condensed consolidated financial statements reflect the Company’s historical financial position, results of operations, and cash flows. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make accounting policy elections, estimates, and assumptions that affect a number of reported amounts and related disclosures in the condensed consolidated financial statements. Management bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results could differ from those estimates and assumptions. The most significant areas of the condensed consolidated financial statements that require management’s judgment include the Company’s revenue recognition, goodwill, indefinite-lived intangible assets and other long-lived assets, allowance for doubtful accounts, income taxes, and legal contingencies.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2016.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting Policies
Refer to the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2016, for a discussion of the Company’s accounting policies.
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Inventory—Simplifying the Measurement of Inventory (Topic 330), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted the guidance in the first quarter of 2017 on a prospective basis, as required, with no impact on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718). The amendments in this ASU simplify several aspects of the accounting for stock-based compensation, including the income tax consequences, the accounting for forfeitures, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The Company adopted the guidance related to the income tax expense requirements in the first quarter of 2017 on a prospective basis. As a result, the Company recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event resulting in recognition of incremental income tax expense of $0.5 million during the three months ended June 30, 2017 and $1.4 million during the six months ended June 30, 2017. The Company adopted the provisions related to the classification on the statement of cash flows on a retrospective basis and prior periods have been adjusted to present the excess tax benefits/shortfalls as part of cash flows from operating activities. The result was a decrease in cash flows from operating activities and a corresponding increase in cash flows from financing activities of $0.5 million and $1.4 million, respectively, for the three and six months ended June 30, 2017 and an increase in cash flows from operating activities and a corresponding decrease in cash flows from financing activities of $0.3 million for both the three and six months ended June 30, 2016. The Company elected not to change its policy on accounting for forfeitures and will continue to recognize expense based on an estimated forfeiture rate. In future periods, the adoption of this update could increase or reduce the Company’s reported income tax expense or benefit and cash flows from operating activities depending on the difference between the future price of the Company’s common stock at vesting or exercise as compared to the grant price.
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

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20, respectively (collectively, “Topic 606”). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In addition, new and enhanced disclosures will be required. The guidance under this topic was deferred by ASU 2015-14 and is now effective for fiscal years and interim periods beginning on or after December 15, 2017, with early adoption permitted as of the original effective date for periods beginning after December 15, 2016. The Company plans to adopt Topic 606 in the first quarter of 2018, either on a full retrospective basis for each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. Although the Company is continuing to evaluate the impacts of its pending adoption of Topic 606, the Company does not believe there will be a material impact to its consolidated financial statements upon adoption.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2017. The amendments must be applied prospectively and early adoption is permitted for certain measurement enhancements within this amendment, early adoption is not permitted for other aspects updated in this amendment. The Company does not believe that this update will have a significant impact on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update requires the recognition of certain lease assets and lease liabilities on the balance sheet as well as the disclosure of key information about leasing arrangements. The amendments in this ASU require the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients which may be elected by the Company. The amendments in this ASU will be effective for the Company for fiscal years, and the interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). This update seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which guidance is effective, which is a modified-retrospective approach. The Company is currently assessing the impact of this update on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update was issued to address the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The amendments should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. The Company does not anticipate the adoption of this update to have a material impact on its consolidated financial statements.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This update was issued to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718 to the modification of terms or conditions of a share-based payment award. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards would require an entity to apply modification accounting under Topic 718. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The amendments will be applied prospectively. The Company is currently assessing the impact of this update on its consolidated financial statements.
2. SEGMENT INFORMATION
The Company reports its business in four reportable segments: Provide Commerce, Consumer, Florist, and International.
Below is a reconciliation of segment revenues to consolidated revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Products revenues:
Provide Commerce	$179,691	$176,542	$335,559	$333,639
Consumer	80,113	90,876	152,917	169,483
Florist	12,813	11,872	28,982	28,089
International	25,446	28,516	65,887	74,667
Segment products revenues	298,063	307,806	583,345	605,878
Services revenues:
Florist	31,277	31,486	61,614	62,261
International	3,755	4,589	9,051	10,815
Segment services revenues	35,032	36,075	70,665	73,076
Intersegment eliminations	(4,949)	(5,642)	(9,371)	(10,501)
Consolidated revenues	$328,146	$338,239	$644,639	$668,453
Intersegment revenues represent amounts charged from one segment to the other for services provided based on order volume at a set rate per order. Intersegment revenues by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Intersegment revenues:
Provide Commerce	$(505)	$(656)	$(981)	$(1,266)
Consumer	(4,330)	(4,901)	(8,172)	(9,072)
Florist	(114)	(85)	(218)	(163)
Total intersegment revenues	$(4,949)	$(5,642)	$(9,371)	$(10,501)
Geographic revenues from sales to external customers were as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
U.S.	$298,945	$305,134	$569,701	$582,971
U.K.	29,201	33,105	74,938	85,482
Consolidated revenues	$328,146	$338,239	$644,639	$668,453

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Below is a reconciliation of segment operating income to consolidated operating income and income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment operating income(a)
Provide Commerce	$14,543	$22,177	$27,990	$29,253
Consumer	6,577	10,878	12,237	17,307
Florist	12,248	12,550	26,202	25,360
International	3,066	3,963	8,598	11,380
Total segment operating income	36,434	49,568	75,027	83,300
Unallocated expenses(b)	(9,400)	(10,582)	(20,855)	(20,098)
Depreciation expense and amortization of intangible assets	(9,285)	(21,239)	(18,583)	(42,516)
Operating income	17,749	17,747	35,589	20,686
Interest expense, net	(2,440)	(2,255)	(4,713)	(4,569)
Other income, net	223	4	198	1,813
Income before income taxes	$15,532	$15,496	$31,074	$17,930

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
Credit quality of financing receivables was as follows (in thousands):

	June 30, 2017	December 31, 2016
Current	$11,065	$11,490
Past due	835	865
Total	$11,900	$12,355

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aging of past due financing receivables was as follows (in thousands):

	June 30, 2017	December 31, 2016
Current	$11,065	$11,490
Past due:
1 - 150 days past due	223	120
151 - 364 days past due	119	129
365 - 730 days past due	213	230
731 or more days past due	280	386
Total	$11,900	$12,355

Financing receivables on nonaccrual status at June 30, 2017 and December 31, 2016, totaled $0.9 million and $1.0 million, respectively.
The allowance for credit losses and the recorded investment in financing receivables were as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Allowance for credit losses:
Balance at January 1	$846	$706
Provision	184	88
Write-offs charged against allowance	(249)	(58)
Balance at June 30	$781	$736
Ending balance collectively evaluated for impairment	$745	$736
Ending balance individually evaluated for impairment	$36	$—
Recorded investments in financing receivables:
Balance collectively evaluated for impairment	$856	$839
Balance individually evaluated for impairment	$11,044	$11,254
Individually evaluated impaired loans, including the recorded investment in such loans, the unpaid principal balance, and the allowance related to such loans, each totaled less than $0.1 million at both June 30, 2017 and December 31, 2016. The average recorded investment in such loans was less than $0.1 million for both the six months ended June 30, 2017 and 2016. Interest income recognized on impaired loans was less than $0.1 million in both the six months ended June 30, 2017 and 2016.
Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Land and improvements	$1,575	$1,565
Buildings and improvements	16,162	16,080
Leasehold improvements	17,899	16,290
Equipment	15,507	14,771
Computer equipment	25,568	26,633
Computer software	64,929	61,332
Furniture and fixtures	3,798	3,310
	145,438	139,981
Accumulated depreciation	(92,211)	(82,422)
Total	$53,227	$57,559

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation expense, including the amortization of leasehold improvements, was $5.5 million and $6.0 million for the three months ended June 30, 2017 and 2016, respectively, and $10.9 million and $11.9 million for the six months ended June 30, 2017 and 2016, respectively.
4. TRANSACTIONS WITH RELATED PARTIES
Transactions with Liberty
As of June 30, 2017, Liberty Interactive Corporation (“Liberty”) owned 37.0% of the issued and outstanding shares of FTD common stock. An Investor Rights Agreement governs certain rights of and restrictions on Liberty in connection with the shares of FTD common stock that Liberty owns.
The I.S. Group Limited
Interflora holds an equity investment of 20.4% in The I.S. Group Limited (“I.S. Group”). The investment was $1.5 million and $1.4 million, respectively, at June 30, 2017 and December 31, 2016, and is included in other assets in the condensed consolidated balance sheets. I.S. Group supplies floral-related products to Interflora’s floral network members in both the U.K. and the Republic of Ireland as well as to other customers. Interflora derives revenues from I.S. Group from (i) the sale of products (sourced from third-party suppliers) to I.S. Group for which revenue is recognized on a gross basis, (ii) commissions on products sold by I.S. Group (sourced from third-party suppliers) to floral network members, and (iii) commissions for acting as a collection agent on behalf of I.S. Group. Revenues related to products sold to and commissions earned from I.S. Group were $0.4 million and $0.5 million in the three months ended June 30, 2017 and 2016, respectively, and $1.1 million and $1.4 million in the six months ended June 30, 2017 and 2016, respectively. In addition, Interflora purchases products from I.S. Group for sale to consumers. The cost of revenues related to products purchased from I.S. Group was $0.1 million and $0.1 million in the three months ended June 30, 2017 and 2016, respectively, and $0.1 million and $0.3 million in the six months ended June 30, 2017 and 2016, respectively. Amounts due from I.S. Group were $0.2 million and $0.3 million at June 30, 2017 and December 31, 2016, respectively, and amounts payable to I.S. Group were $0.8 million and $1.2 million at June 30, 2017 and December 31, 2016, respectively.
5. GOODWILL, INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS
Goodwill
The changes in the net carrying amount of goodwill for the six months ended June 30, 2017 were as follows (in thousands):

	Provide Commerce	Consumer	Florist	International	Total
Goodwill at December 31, 2016	$147,501	$133,226	$109,651	$73,087	$463,465
Foreign currency translation	—	—	—	4,057	4,057
Goodwill at June 30, 2017	$147,501	$133,226	$109,651	$77,144	$467,522

In 2016, 2015, and 2008, the Company recorded impairment charges of $84.0 million, $85.0 million, and $116.3 million, respectively. The accumulated total goodwill impairment was $285.3 million at June 30, 2017. The table above reflects the Company’s goodwill balances net of the accumulated impairment charges.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets

Intangible assets are primarily related to the acquisition of the Company by United Online, Inc. in August 2008 and the acquisition of Provide Commerce in December 2014 and consist of the following (in thousands):

	June 30, 2017			December 31, 2016
	Gross Value	Accumulated Amortization	Net	Gross Value	Accumulated Amortization	Net
Complete technology	$76,774	$(58,624)	$18,150	$76,486	$(54,705)	$21,781
Customer contracts and relationships	193,048	(193,048)	—	192,183	(192,183)	—
Trademarks and trade names:
Definite-lived	120,333	(20,847)	99,486	120,290	(16,817)	103,473
Indefinite-lived	149,456	—	149,456	147,544	—	147,544
Total	$539,611	$(272,519)	$267,092	$536,503	$(263,705)	$272,798
Some of the Company’s trademarks and trade names are indefinite-lived assets for which there is no associated amortization expense or accumulated amortization. At June 30, 2017 and December 31, 2016, such indefinite-lived assets, after impairment and foreign currency translation adjustments, totaled $149.5 million and $147.5 million, respectively.
As of June 30, 2017, estimated future intangible assets amortization expense for each of the next five years and thereafter, was as follows (in thousands):

For the Year Ended	Future Amortization Expense
2017 (remainder of the year)	$7,639
2018	15,278
2019	15,278
2020	8,009
2021	8,006
Thereafter	63,426
Total	$117,636
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

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The interest rates applicable to borrowings under the Credit Agreement are based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to the Company’s net leverage ratio. At June 30, 2017, the base rate margin was 0.75% per annum and the LIBOR margin was 1.75% per annum. In addition, the Company pays a commitment fee ranging from 0.20% per annum to 0.40% per annum on the unused portion of the revolving credit facility. The stated interest rates (based on LIBOR) at June 30, 2017 under the term loan and the revolving credit facility were 3.05% and 2.98%, respectively. The effective interest rates at June 30, 2017 under the term loan and the revolving credit facility were 3.99% and 3.51%, respectively. The commitment fee rate at June 30, 2017 was 0.25%. The Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, that, among other things, require the Company to maintain compliance with a maximum net leverage ratio and a minimum consolidated fixed charge coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, and asset sales, and the Company’s ability to incur additional debt and additional liens.
The term loan is subject to amortization payments of $5.0 million per quarter and customary mandatory prepayments under certain conditions. The outstanding balance of the term loan and all amounts outstanding under the revolving credit facility are due upon maturity in September 2019. At June 30, 2017, the future minimum principal payments through the maturity date of the Credit Agreement were as follows (in thousands):

For the Year Ended	Future Minimum Principal Payments
2017 (remainder of the year)	$10,000
2018	20,000
2019	235,000
Total	$265,000
At June 30, 2017, the remaining borrowing capacity under the Credit Agreement, which was reduced by $2.7 million in outstanding letters of credit, was $232.3 million, subject to certain limitations under covenants contained in the Credit Agreement. After giving effect to the net leverage ratio contained in the Credit Agreement, approximately $100 million was available for additional borrowing as of June 30, 2017 based on 3.25 times the total of Adjusted EBITDA (as defined in the Credit Agreement) for the last twelve months.
The changes in the Company’s debt balances for the six months ended June 30, 2017, were as follows (in thousands):

	December 31, 2016	Draw Down of Debt	Repayments of Debt	June 30, 2017
Credit Agreement:
Revolving Credit Facility	$120,000	$70,000	$(75,000)	$115,000
Term Loan	160,000	—	(10,000)	150,000
Total Principal Outstanding	280,000	$70,000	$(85,000)	265,000
Debt Issuance Costs	(3,694)			(3,014)
Total Debt, Net of Debt Issuance Costs	$276,306			$261,986

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The estimated fair values and notional values of outstanding derivative instruments at June 30, 2017 and December 31, 2016 were as follows (in thousands):

		Estimated Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
	Balance Sheet Location	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Derivative Assets:
Interest rate caps	Other assets	$—	$1	$130,000	$130,000

The Company recognized the following losses from derivatives, before tax, in other comprehensive income/(loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate caps	$—	$(7)	$(1)	$(34)
The effective portion, before tax effect, of the Company’s interest rate caps designated as cash flow hedging instruments was $0.6 million and $0.8 million at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, $0.6 million of this amount was expected to be reclassified from accumulated other comprehensive income/(loss) into interest expense in the condensed consolidated statements of operations within the next twelve months. During the three months ended June 30, 2017 and 2016, $0.2 million and $0.1 million, respectively, was reclassified from accumulated other comprehensive income/(loss) into interest expense in the condensed consolidated statements of operations. During both the six month periods ended June 30, 2017 and 2016, $0.3 million was reclassified from accumulated other comprehensive income/(loss) into interest expense in the condensed consolidated statements of operations.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FAIR VALUE MEASUREMENTS
The following table presents estimated fair values of financial assets and liabilities and derivative instruments that were required to be measured at fair value on a recurring basis (in thousands):

	June 30, 2017			December 31, 2016
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Cash equivalents	$24,677	$24,677	$—	$13,197	$13,197	$—
Derivative assets	—	—	—	1	—	1
Total	$24,677	$24,677	$—	$13,198	$13,197	$1
Liabilities:
Non-qualified deferred compensation plan	$1,304	$—	$1,304	$2,371	$—	$2,371
Total	$1,304	$—	$1,304	$2,371	$—	$2,371
Provide Commerce has an executive deferred compensation plan for key management level employees under which such employees could elect to defer receipt of current compensation. This plan is intended to be an unfunded, non-qualified deferred compensation plan that complies with the provisions of section 409A of the Internal Revenue Code. At the time of the acquisition, contributions to the plan were suspended except those relating to any compensation earned but not yet paid as of the same date. The plan assets, which consist primarily of life insurance contracts recorded at their cash surrender value, were $11.7 million and $11.6 million at June 30, 2017 and December 31, 2016, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets.
The Company estimated the fair value of its long-term debt using a discounted cash flow approach that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimated credit spread. At June 30, 2017, the Company estimated its credit spread as 1.0% and 1.6% for the term loan and revolving credit facility, respectively, resulting in yield-to-maturity estimates for the term loan and revolving credit facility of 2.4% and 3.0%, respectively. At December 31, 2016, the Company estimated its credit spread as 1.4% and 2.0% for the term loan and revolving credit facility, respectively, resulting in yield-to-maturity estimates for the term loan and revolving credit facility of 2.8% and 3.4%, respectively. The table below summarizes the carrying amounts and estimated fair values for long-term debt (in thousands):

	June 30, 2017		December 31, 2016
		Level 2		Level 2
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt outstanding, including current portion	$265,000	$265,000	$280,000	$280,000
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

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS’ EQUITY
Common Stock Repurchases
On March 8, 2016, the Company’s board of directors authorized a common stock repurchase program (the “2016 Repurchase Program”) that allows FTD Companies, Inc. to repurchase up to $60 million of its common stock from time to time over a two-year period in both open market and privately negotiated transactions. As of December 31, 2016, the company had repurchased 0.6 million shares under the 2016 Repurchase Program at an average cost per share of $25.37. The Company did not repurchase any shares under this program during the six months ended June 30, 2017.
Upon vesting of restricted stock units (“RSUs”) or exercise of stock options, the Company does not collect the minimum statutory withholding taxes in cash from employees. Instead, the Company automatically withholds, from the RSUs that vest or stock options that are exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock but are not counted against the limits under the 2016 Repurchase Program. The Company then pays the minimum statutory withholding taxes in cash. During the six months ended June 30, 2017, 0.3 million RSUs vested for which 0.1 million shares were withheld to cover the minimum statutory withholding taxes of $2.0 million.
10. INCENTIVE COMPENSATION PLANS
In June 2017, stockholders approved the FTD Companies, Inc. Third Amended and Restated 2013 Incentive Compensation Plan (as so amended and restated, the “Amended Plan”), which amended and restated in its entirety the FTD Companies, Inc. Amended and Restated 2013 Incentive Compensation Plan, as previously amended June 9, 2015. The Amended Plan provides for the granting of awards to employees and non-employee directors, including stock options, stock appreciation rights, RSUs, and other stock based awards. At June 30, 2017, the Company had 3.2 million shares available for issuance under the Amended Plan, which includes additional shares approved by shareholders in June 2017. In addition, eligible employees of the Company are able to participate in the FTD Companies, Inc. 2015 Employee Stock Purchase Plan through which employees may purchase shares of FTD common stock at a discount.
During the first quarter of 2017, the Company granted RSUs to certain employees totaling 0.4 million shares. The RSUs granted will generally vest in four equal annual installments beginning on January 3, 2018. The weighted average fair market value of the underlying stock on the grant date was $23.12.
During the second quarter of 2017, the Company granted RSUs to certain non-employee directors totaling 0.1 million shares. The RSUs granted will vest in one annual installment on June 1, 2018. The fair market value of the underlying stock on the grant date was $17.70.
The stock-based compensation expense incurred for all equity plans in the three months ended June 30, 2017 and 2016 and the six months ended June 30, 2017 and 2016 have been included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenues	$63	$28	$134	$66
Sales and marketing	1,615	1,147	2,330	2,381
General and administrative	1,851	2,265	3,406	5,033
Total stock-based compensation expense	$3,529	$3,440	$5,870	$7,480

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES
During the three months ended June 30, 2017, the Company recorded a tax provision of $5.8 million on pre-tax income of $15.5 million, compared to a tax provision of $3.7 million on pre-tax income of $15.5 million for the three months ended June 30, 2016. The effective tax rate increased due to an increase in expected fiscal year pre-tax income over the prior year combined with a higher portion of pre-tax income expected to be earned in higher rate jurisdictions as well as a reduction in foreign tax benefits. In addition, tax deficiencies related to vesting of equity awards increased tax expense by $0.5 million. As noted in Note 1—“Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements,” ASU 2016-09 was adopted on January 1, 2017. As such, tax deficiencies or excess tax benefits are recorded in the provision for income taxes for the three months ended June 30, 2017 rather than in additional paid-in capital as was previously required.
During the six months ended June 30, 2017, the Company recorded a tax provision of $12.3 million on pre-tax income of $31.1 million, compared to a tax provision of $4.4 million on pre-tax income of $17.9 million for the six months ended June 30, 2016. The effective tax rate increased due to an increase in expected fiscal year pre-tax income over the prior year combined with a higher portion of pre-tax income expected to be earned in higher rate jurisdictions as well as a reduction in foreign tax benefits. In addition, tax deficiencies related to vesting of equity awards increased tax expense by $1.4 million. As noted in Note 1—“Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements,” ASU 2016-09 was adopted on January 1, 2017. As such, tax deficiencies or excess tax benefits are recorded in the provision for income taxes for the six months ended June 30, 2017 rather than in additional paid-in capital as was previously required.
12. EARNINGS PER SHARE
Certain of the Company’s RSUs are considered participating securities because they contain a non-forfeitable right to dividends irrespective of whether dividends are actually declared or paid or whether the awards ultimately vest. Accordingly, the Company computes earnings per share pursuant to the two-class method in accordance with ASC 260, Earnings Per Share.
The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$9,716	$11,775	$18,739	$13,526
Income allocated to participating securities	(228)	(246)	(434)	(279)
Net income attributable to common stockholders	$9,488	$11,529	$18,305	$13,247
Denominator:
Basic average common shares outstanding	27,452	27,640	27,415	27,647
Add: Dilutive effect of securities	—	55	34	58
Diluted average common shares outstanding	27,452	27,695	27,449	27,705
Basic earnings per common share	$0.35	$0.42	$0.67	$0.48
Diluted earnings per common share	$0.35	$0.42	$0.67	$0.48
The diluted earnings per common share computations exclude stock options and RSUs which are antidilutive. Weighted-average antidilutive shares for the three months ended June 30, 2017 and 2016 were 4.1 million and 2.2 million, respectively, and for the six months ended June 30, 2017 were 3.5 million and 2.3 million, respectively.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. RESTRUCTURING AND OTHER EXIT COSTS
Restructuring and other exit costs were as follows (in thousands):

	Employee Termination Costs	Facility Closure Costs	Total
Accrued as of December 31, 2016	$8,566	$1,378	$9,944
Charges	637	307	944
Cash paid	(2,631)	(602)	(3,233)
Other – non-cash	(3,373)	—	(3,373)
Accrued as of June 30, 2017	$3,199	$1,083	$4,282
14. CONTINGENCIES—LEGAL MATTERS
 Commencing on August 19, 2009, the first of a series of putative consumer class action lawsuits was brought against Provide Commerce, Inc. and co-defendant Regent Group, Inc. d/b/a Encore Marketing International (“EMI”). These cases were ultimately consolidated during the next three years into Case No. 09 CV 2094 in the United States District Court for the Southern District of California under the title In re EasySaver Rewards Litigation. Plaintiffs’ claims arise from their online enrollment in subscription based membership programs known as EasySaver Rewards, RedEnvelope Rewards, and Preferred Buyers Pass (collectively the “Membership Programs”). Plaintiffs claim that after they ordered items from certain of Provide Commerce’s websites, they were presented with an offer to enroll in one of the Membership Programs, each of which is offered and administered by EMI. Plaintiffs purport to represent a nationwide class of consumers allegedly damaged by Provide Commerce’s purported unauthorized or otherwise allegedly improper transferring of billing information to EMI, who then posted allegedly unauthorized charges to their credit or debit card accounts for membership fees for the Membership Programs. In the operative fourth amended complaint, plaintiffs asserted ten claims against Provide Commerce and EMI: (1) breach of contract (against Provide Commerce only); (2) breach of contract (against EMI only); (3) breach of implied covenant of good faith and fair dealing; (4) fraud; (5) violations of the California Consumers Legal Remedies Act; (6) unjust enrichment; (7) violation of the Electronic Funds Transfer Act (against EMI only); (8) invasion of privacy; (9) negligence; and (10) violations of the Unfair Competition Law. Plaintiffs seek damages, attorneys’ fees, and costs. After motion practice regarding the claims asserted and numerous settlement conferences and mediations in an effort to informally resolve the matter, the parties reached an agreement on the high level terms of a settlement on April 9, 2012, conditioned on the parties negotiating and executing a complete written agreement. In the weeks following April 9, 2012, the parties negotiated a formal written settlement agreement (the “Settlement”), which the court preliminarily approved on June 13, 2012. After notice to the purported class and briefing by the parties, the court conducted a final approval hearing (also known as a fairness hearing) on January 28, 2013, but did not rule. On February 4, 2013, the court entered its final order approving the Settlement, granting plaintiffs’ motion for attorneys’ fees, costs, and incentive awards, and overruling objections filed by a single objector. The court entered judgment on the Settlement on February 21, 2013. The objector filed a notice of appeal with the Ninth Circuit Court of Appeals on March 4, 2013. After the completion of briefing, the Ninth Circuit set oral argument for February 2, 2015. But on January 29, 2015, the Ninth Circuit entered an order deferring argument and resolution of the appeal pending the Ninth Circuit’s decision in a matter captioned Frank v.  Netflix, No. 12 15705+. On March 19, 2015, the Ninth Circuit entered an order vacating the judgment in this matter and remanding it to the district court for further proceedings consistent with its opinion in Frank v. Netflix issued on February 27, 2015. The district court ordered supplemental briefing on the issue of final Settlement approval May 21, 2015. After briefing, the district court conducted a hearing on July 27, 2016 and took the matter under submission. On August 9, 2016, the district court entered an order reapproving the Settlement without any changes, and accordingly entered judgment and dismissed the case with prejudice. On September 6, 2016, the objector filed a notice of appeal. On November 22, 2016, plaintiffs filed a motion for summary affirmance of the district court’s judgment, to which the objector responded and filed a cross-motion for sanctions. Plaintiffs’ motion for summary affirmance temporarily stayed briefing on the appeal. On March 2, 2017, the Ninth Circuit denied plaintiffs’ motion for summary affirmance and objector’s cross-motion for sanctions, and reset the briefing schedule. The objector filed his opening brief on May 1, 2017. Thirteen state Attorneys General filed an amicus brief in support of the objector on May 8, 2017. The parties filed their answering briefs on June 30, 2017. Various legal aid organizations filed an amicus brief in support of no party regarding cy pres relief also on June 30, 2017. The objector’s optional reply brief is presently due August 14, 2017. The date for oral argument on the appeal has not yet been set.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company and certain of its current and former officers and directors were named as defendants in a lawsuit in the United States District Court for the Northern District of Illinois, asserting violations of Section 10(b) of the Exchange Act and Rule 10b-5. Plaintiff’s complaint in Winograd v. FTD Companies, Inc. et al., filed on March 20, 2017, Case No. 1:17-cv-02135, alleged that the Company made false and misleading statements regarding the assessment of cross-border indirect taxes, internal controls over financial reporting, and the acquisition of Provide Commerce from Liberty Interactive Corporation that were revealed as such to the market on March 14, 2017.  Plaintiff purported to bring the lawsuit as a class action representing all those who purchased or otherwise acquired Company securities between March 13, 2015 and March 14, 2017.  On May 26, 2017, Inter-Local Pension Fund GCC/IBT was appointed Lead Plaintiff. On July 25, 2017, the Lead Plaintiff voluntarily dismissed the lawsuit, with prejudice, pursuant to Federal Rule of Civil Procedure 41.
The Company was a nominal defendant in consolidated shareholder derivative suits against its directors and former CEO and CFO in the United States District Court for the Northern District of Illinois, asserting claims for breaches of fiduciary duties, unjust enrichment, and corporate waste.  In Atallah v. Apatoff et al., Case No. 1:17-cv-02773, filed on April 12, 2017, the plaintiff alleged that the individual defendants caused the Company to issue false and misleading statements regarding the assessment of cross-border indirect taxes, internal controls over financial reporting, and the acquisition of Provide Commerce from Liberty Interactive Corporation that were revealed as such to the market on March 14, 2017. In Palkon v. Berglass et al., Case No. 1:17-cv-03233, filed on April 28, 2017, the plaintiff additionally alleged that the individual defendants violated Section 14(a) of the Exchange Act, breached their fiduciary duties to the Company, wasted corporate assets, and were unjustly enriched when certain of the defendants negligently issued or caused to be issued false and misleading statements to shareholders in the November 3, 2014 special proxy regarding the acquisition of Provide Commerce from Liberty Interactive Corporation. On June 15, 2017, Atallah and Palkon were consolidated for all purposes, and plaintiffs were ordered to file a consolidated amended complaint by July 31, 2017. On July 31, 2017, plaintiffs voluntarily dismissed the lawsuit, without prejudice, pursuant to Federal Rule of Civil Procedure 41.
There are no assurances that other legal actions or governmental investigations will not be instituted in connection with the Company’s current or former business practices. The Company cannot predict the outcome of governmental investigations or other legal actions or their potential implications for its business.
The Company records a liability when it believes that it is both probable that a loss has been incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the assessment of the probability of loss or the amount of liability and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate, (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At both June 30, 2017 and December 31, 2016, the Company had reserves totaling $3.0 million for estimated losses related to certain legal matters. With respect to other legal matters, the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company’s business, financial condition, results of operations, or cash flows.
15. SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth supplemental cash flow disclosures (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash paid for interest	$4,074	$3,601
Cash paid for income taxes, net	10,517	8,201

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
FTD Companies, Inc.  (which together with its subsidiaries may be referred to herein as the “Company,” “FTD,” “we,” “us,” or “our”) is a premier floral and gifting company with a vision to be the leading and most trusted floral and gifting company in the world. Our mission is to inspire, support, and delight our customers when expressing life’s most important sentiments. We provide floral, specialty foods, gift, and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. Our business uses the highly recognized FTD® and Interflora® brands, both supported by the iconic Mercury Man® logo. While we operate primarily in the United States (“U.S.”) and the United Kingdom (“U.K.”), we have worldwide presence as our Mercury Man logo is displayed in approximately 35,000 floral shops in over 125 countries. Our diversified portfolio of brands also includes ProFlowers®, ProPlants®, Shari’s Berries®, Personal Creations®, RedEnvelope®, Flying Flowers®, Flowers Direct®, Ink Cards™, Postagram™, and Gifts.com™. While floral arrangements and plants are our primary offerings, we also market and sell gift items, including gourmet-dipped berries and other specialty foods, personalized gifts, gift baskets, wine and champagne, jewelry, and spa products.
Reportable Segments
We report our business operations in four reportable segments: Provide Commerce, Consumer, Florist, and International.
Through our Provide Commerce segment, we are a leading direct marketer of floral and gift products for consumers, including food gifts, personalized gifts, and other gifting products, primarily in the U.S. Our Provide Commerce segment operates primarily through our www.proflowers.com, www.berries.com, www.personalcreations.com, www.proplants.com, and www.gifts.com websites, associated mobile sites and applications, and various telephone numbers. Through our Consumer segment, we are a leading direct marketer of floral and gift products for consumers, primarily in the U.S. Our Consumer segment operates primarily through the www.ftd.com website, associated mobile sites, and the 1-800-SEND-FTD telephone number. Through our Florist segment, we are a leading provider of products and services to our floral network members, including services that enable our floral network members to send, receive, and deliver floral orders. Floral network members include traditional retail florists, as well as other non-florist retail locations, primarily in the U.S. Our Florist segment also provides products and services to other companies in need of floral and gifting solutions. Our International segment consists of Interflora, which operates primarily in the U.K. Interflora is a premier direct marketer of floral and gift products, and operates primarily through the www.interflora.co.uk, www.flyingflowers.co.uk, and www.flowersdirect.co.uk websites, associated mobile sites and applications, and various telephone numbers. Interflora also provides products and services to floral network members and to other companies in need of floral and gifting solutions.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except for percentages, average order values, average revenues per member, and exchange rates)
Consolidated:
Consolidated revenues	$328,146	$338,239	$(10,093)	(3)%	$644,639	$668,453	$(23,814)	(4)%

Provide Commerce:
Segment revenues(a)	$179,691	$176,542	$3,149	2%	$335,559	$333,639	$1,920	1%
Segment operating income	$14,543	$22,177	$(7,634)	(34)%	$27,990	$29,253	$(1,263)	(4)%
Consumer orders	3,562	3,542	20	1%	6,468	6,665	(197)	(3)%
Average order value	$49.86	$49.22	$0.64	1%	$51.26	$49.44	$1.82	4%

Consumer:
Segment revenues(a)	$80,113	$90,876	$(10,763)	(12)%	$152,917	$169,483	$(16,566)	(10)%
Segment operating income	$6,577	$10,878	$(4,301)	(40)%	$12,237	$17,307	$(5,070)	(29)%
Consumer orders	1,092	1,223	(131)	(11)%	2,033	2,245	(212)	(9)%
Average order value	$69.17	$70.14	$(0.97)	(1)%	$70.97	$71.26	$(0.29)	—%

Florist:
Segment revenues(a)	$44,090	$43,358	$732	2%	$90,596	$90,350	$246	—%
Segment operating income	$12,248	$12,550	$(302)	(2)%	$26,202	$25,360	$842	3%
Average revenues per member	$3,981	$3,742	$239	6%	$8,122	$7,631	$491	6%

International:
Segment revenues (in USD)	$29,201	$33,105	$(3,904)	(12)%	$74,938	$85,482	$(10,544)	(12)%
Segment revenues (in GBP)	£22,798	£23,053	£(255)	(1)%	£59,679	£59,617	£62	—%
Segment operating income (in USD)	$3,066	$3,963	$(897)	(23)%	$8,598	$11,380	$(2,782)	(24)%
Consumer orders	532	541	(9)	(2)%	1,374	1,419	(45)	(3)%
Average order value (in USD)	$45.57	$49.90	$(4.33)	(9)%	$44.91	$49.49	$(4.58)	(9)%
Average order value (in GBP)	£35.61	£34.77	£0.84	2%	£35.79	£34.53	£1.26	4%
Average currency exchange rate: GBP to USD	1.28	1.44			1.26	1.43

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages)
Revenues	$328,146	$338,239	$(10,093)	(3)%	$644,639	$668,453	$(23,814)	(4)%
Operating expenses:
Cost of revenues	203,179	209,744	(6,565)	(3)%	399,553	423,510	(23,957)	(6)%
Sales and marketing	76,224	65,957	10,267	16%	145,120	133,873	11,247	8%
General and administrative	27,039	28,389	(1,350)	(5)%	55,794	58,133	(2,339)	(4)%
Amortization of intangible assets	3,819	15,217	(11,398)	(75)%	7,639	30,633	(22,994)	(75)%
Restructuring and other exit costs	136	1,185	(1,049)	(89)%	944	1,618	(674)	(42)%
Total operating expenses	310,397	320,492	(10,095)	(3)%	609,050	647,767	(38,717)	(6)%
Operating income	17,749	17,747	2	—%	35,589	20,686	14,903	72%
Interest expense, net	(2,440)	(2,255)	(185)	(8)%	(4,713)	(4,569)	(144)	(3)%
Other income, net	223	4	219	NM	198	1,813	(1,615)	(89)%
Income before income taxes	15,532	15,496	36	—%	31,074	17,930	13,144	73%
Provision for income taxes	5,816	3,721	2,095	56%	12,335	4,404	7,931	180%
Net income	$9,716	$11,775	$(2,059)	(17)%	$18,739	$13,526	$5,213	39%
 Consolidated Revenues

Consolidated revenues decreased $10.1 million, or 3%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, or 2% on a constant currency basis. Foreign currency exchange rates unfavorably impacted revenues by $3.5 million during the three months ended June 30, 2017. Excluding the impact of foreign currency exchange rates, revenues declined $6.6 million, primarily due to a $10.8 million decrease in revenues from our Consumer segment and partially offset by a $3.1 million increase in revenues from our Provide segment.
Consolidated revenues decreased $23.8 million, or 4%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, or 2% on a constant currency basis. Foreign currency exchange rates unfavorably impacted revenues by $10.6 million during the six months ended June 30, 2017. Excluding the impact of foreign currency exchange rates, revenues declined $13.2 million, primarily due to a $16.6 million decrease in revenues from our Consumer segment and partially offset by a $1.9 million increase in revenues from our Provide segment.
Consolidated Cost of Revenues
Consolidated cost of revenues decreased $6.6 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease was primarily due to a $6.4 million decrease of costs associated with our Consumer segment, driven by the reduction in revenues, and a $2.5 million decrease ($0.1 million in constant currency) of costs associated with our International segment partially offset by a $2.0 million increase of costs associated with our Provide Commerce segment. Foreign currency exchange rates had a $2.4 million favorable impact on cost of revenues for the three months ended June 30, 2017. Consolidated cost of revenues as a percentage of consolidated revenues was 62% for both of the three month periods ended June 30, 2017 and 2016.
Consolidated cost of revenues decreased $24.0 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease was primarily due to a $11.1 million decrease of costs associated with our Consumer segment, a $6.9 million decrease ($0.4 million increase in constant currency) of costs associated with our International segment, and a $6.0 million decrease of costs associated with our Provide Commerce segment. Foreign currency exchange rates had a $7.3 million favorable impact on cost of revenues for the six months ended June 30, 2017. Consolidated cost of revenues as a percentage of consolidated revenues decreased to 62% for the six months ended June 30, 2017 from 63% for the six months ended June 30, 2016 primarily due to lower product costs and improved peak demand inventory management within our Provide Commerce segment.

Consolidated Sales and Marketing
Consolidated sales and marketing expenses increased $10.3 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase was primarily due to an $8.8 million increase of costs associated with our Provide Commerce segment and a $0.4 million increase of costs associated with our Florist segment. These increases were partially offset by a $0.3 million decrease ($0.2 million increase in constant currency) of costs associated with our International segment. Foreign currency exchange rates had a $0.5 million favorable impact on sales and marketing expenses for the three months ended June 30, 2017. Consolidated sales and marketing expenses, as a percentage of consolidated revenues, was 23% for the three months ended June 30, 2017 compared to 20% for the three months ended June 30, 2016.
Consolidated sales and marketing expenses increased $11.2 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase was primarily due to an $11.1 million increase of costs associated with our Provide Commerce segment, partially offset by a $0.7 million decrease ($0.5 million increase in constant currency) of costs associated with our International segment and a $0.3 million decrease of costs associated with our Florist segment. Foreign currency exchange rates had a $1.2 million favorable impact on sales and marketing expenses for the six months ended June 30, 2017. Consolidated sales and marketing expenses, as a percentage of consolidated revenues, was 23% for the six months ended June 30, 2017 compared to 20% for the six months ended June 30, 2016.
Consolidated General and Administrative
Consolidated general and administrative expenses decreased $1.4 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease was primarily due to decreases of $1.2 million in personnel-related costs, $0.9 million in transaction-related costs, $0.7 million in bad debt expense, and $0.5 million in technology costs. These decreases were partially offset by a $1.8 million increase in costs related to corporate strategic planning. Foreign currency exchange rates had a $0.4 million favorable impact on general and administrative expenses for the three months ended June 30, 2017.
Consolidated general and administrative expenses decreased $2.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease was primarily due to decreases of $2.0 million in bad debt expense, $1.0 million in technology costs, $0.7 million in personnel-related costs, and $0.6 million in legal expenses. These decreases were partially offset by a $1.8 million increase in costs related to corporate strategic planning. Foreign currency exchange rates had a $0.8 million favorable impact on general and administrative expenses for the six months ended June 30, 2017.
Amortization of Intangible Assets
Amortization expense related to intangible assets decreased $11.4 million and $23.0 million, respectively, for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 as certain intangible assets related to the Provide Commerce acquisition were fully amortized at December 31, 2016.
Restructuring and Other Exit Costs
During the three months ended June 30, 2017 and 2016, we incurred restructuring and other exit costs of $0.1 million and $1.2 million, respectively. During the six months ended June 30, 2017 and 2016, we incurred restructuring and other exit costs of $0.9 million and $1.6 million, respectively. Such restructuring costs were primarily related to employee termination costs and facility closure costs.
Other Income, net
Other income, net for the three months ended June 30, 2017 increased $0.2 million from the three months ended June 30, 2016. Other income, net for the six months ended June 30, 2017 decreased $1.6 million from the six months ended June 30, 2016 due primarily to gains on corporate-owned life insurance policies realized during the 2016 period.

Provision for Income Taxes
During the three months ended June 30, 2017, we recorded a tax provision of $5.8 million on pre-tax income of $15.5 million compared to a tax provision of $3.7 million on pre-tax income of $15.5 million for the three months ended June 30, 2016. The effective tax rate increased due to an increase in expected fiscal year pre-tax income over the prior year combined with a higher portion of pre-tax income expected to be earned in higher tax rate jurisdictions as well as a reduction in foreign tax benefits. In addition, tax deficiencies related to vesting of equity awards increased tax expense by $0.5 million. As noted in Note 1—“Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, ASU 2016-09 was adopted on January 1, 2017. As such, tax deficiencies or excess tax benefits are recorded in the provision for income taxes for the three months ended June 30, 2017 rather than in additional paid-in capital as was previously required.
During the six months ended June 30, 2017, we recorded a tax provision of $12.3 million on pre-tax income of $31.1 million compared to a tax provision of $4.4 million on pre-tax income of $17.9 million for the six months ended June 30, 2016. The effective tax rate increased due to an increase in expected fiscal year pre-tax income over the prior year combined with a higher portion of pre-tax income expected to be earned in higher tax rate jurisdictions as well as a reduction in foreign tax benefits. In addition, tax deficiencies related to vesting of equity awards increased tax expense by $1.4 million. As noted in Note 1—“Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, ASU 2016-09 was adopted on January 1, 2017. As such, tax deficiencies or excess tax benefits are recorded in the provision for income taxes for the six months ended June 30, 2017 rather than in additional paid-in capital as was previously required.
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

PROVIDE COMMERCE SEGMENT

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages and average order values)
Segment revenues	$179,691	$176,542	$3,149	2%	$335,559	$333,639	$1,920	1%
Segment operating income	$14,543	$22,177	$(7,634)	(34)%	$27,990	$29,253	$(1,263)	(4)%
Key metrics and other financial data:
Consumer orders	3,562	3,542	20	1%	6,468	6,665	(197)	(3)%
Average order value	$49.86	$49.22	$0.64	1%	$51.26	$49.44	$1.82	4%
Segment operating margin	8%	13%			8%	9%
Provide Commerce Segment Revenues
Provide Commerce segment revenues increased $3.1 million, or 2%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, as a result of a 1% increase in average order value and a 1% increase in consumer order volume. The increase in average order value was due to favorable product mix and fewer promotional discounts on products. During the second quarter of 2017, volume increased due to the shift of the Easter holiday to the second quarter from the first quarter of 2016 which was partially offset by lower volume related to Mother’s Day and non-holiday sales. Revenues for the Personal Creations and Gourmet Foods businesses increased 15% and 4%, respectively, while revenues for the ProFlowers business declined 2% for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.
Provide Commerce segment revenues increased $1.9 million, or 1%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, as a result of a 4% increase in average order value partially offset by a 3% decrease in consumer order volume. The increase in average order value was due to favorable product mix and lower discounting on products. Revenues for the Gourmet Foods business increased 9% while the ProFlowers and Personal Creations businesses’ revenues declined 3% and 2%, respectively, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016.
Provide Commerce Segment Operating Income
Provide Commerce segment operating income decreased $7.6 million, or 34%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase in revenues previously discussed was more than offset by increased operating expenses of $10.8 million. Cost of revenues increased $2.0 million primarily due to higher sales and increased shipping costs. Sales and marketing expenses increased $8.8 million primarily related to additional marketing spend to drive increased customer acquisition and retention. Provide Commerce segment operating margin decreased to 8% for the three months ended June 30, 2017 compared to 13% for the three months ended June 30, 2016.
Provide Commerce segment operating income decreased $1.3 million, or 4%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase in revenues previously discussed was more than offset by increased operating expenses of $3.2 million. Cost of revenues decreased $6.0 million due to lower order volume, shifts to lower cost products, and improved peak demand inventory management. These decreases were partially offset by increased seasonal employee costs and shipping costs. General and administrative expenses also decreased by $1.9 million primarily due to lower personnel-related costs and legal and settlement-related expenses. Sales and marketing expenses increased $11.1 million primarily related to the second quarter additional marketing spend to drive increased customer acquisition and retention. Provide Commerce segment operating margin decreased to 8% for the six months ended June 30, 2017 compared to 9% for the six months ended June 30, 2016.

CONSUMER SEGMENT

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages and average order values)
Segment revenues	$80,113	$90,876	$(10,763)	(12)%	$152,917	$169,483	$(16,566)	(10)%
Segment operating income	$6,577	$10,878	$(4,301)	(40)%	$12,237	$17,307	$(5,070)	(29)%
Key metrics and other financial data:
Consumer orders	1,092	1,223	(131)	(11)%	2,033	2,245	(212)	(9)%
Average order value	$69.17	$70.14	$(0.97)	(1)%	$70.97	$71.26	$(0.29)	—%
Segment operating margin	8%	12%			8%	10%
Consumer Segment Revenues
Consumer segment revenues decreased $10.8 million, or 12%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 driven by an 11% decrease in order volume combined with a 1% decrease in average order value. The decrease in order volume was primarily related to a decrease in partner programs, including group buying, sympathy, and airlines, and was slightly offset by the shift of the Easter holiday into the second quarter of 2017 from the first quarter of 2016. The decrease in average order value was primarily due to lower service fee rates related to Mother’s Day holiday promotions and an increase in orders through our Gold Program, which is a membership program that offers reduced service/shipping fees. These decreases were partially offset by lower refunds.
Consumer segment revenues decreased $16.6 million, or 10%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 driven by a 9% decrease in order volume combined with a slight decrease in average order value. The decrease in order volume was primarily related to a decrease in partner programs, including group buying, sympathy, and airlines. The decrease in average order value was primarily due to lower service fee rates related to Mother’s Day holiday promotions and an increase in Gold Program orders and was partially offset by favorable product mix and lower refunds.
Consumer Segment Operating Income
Consumer segment operating income decreased $4.3 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to the decrease in revenues as previously described partially offset by a decrease of $6.4 million in cost of revenues. The decrease in cost of revenues was primarily driven by the decrease in order volume. Sales and marketing expenses increased $0.1 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. General and administrative expenses decreased $0.2 million for the three months ended June 30, 2017 from the three months ended June 30, 2016. Consumer segment operating margin was 8% for the three months ended June 30, 2017 compared to 12% for the three months ended June 30, 2016.
Consumer segment operating income decreased $5.1 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to the decrease in revenues as previously described partially offset by a decrease of $11.1 million in cost of revenues. The decrease in cost of revenues was primarily driven by the decrease in order volume. Sales and marketing expenses were flat for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. General and administrative expenses decreased $0.4 million for the six months ended June 30, 2017 from the six months ended June 30, 2016. Consumer segment operating margin was 8% for the six months ended June 30, 2017 compared to 10% for the six months ended June 30, 2016.

FLORIST SEGMENT

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages and average revenues per member)
Segment revenues	$44,090	$43,358	$732	2%	$90,596	$90,350	$246	—%
Segment operating income	$12,248	$12,550	$(302)	(2)%	$26,202	$25,360	$842	3%
Key metrics and other financial data:
Average revenues per member	$3,981	$3,742	$239	6%	$8,122	$7,631	$491	6%
Segment operating margin	28%	29%			29%	28%
Florist Segment Revenues
Florist segment revenues for the three months ended June 30, 2017 increased $0.7 million, or 2%, compared to the three months ended June 30, 2016 primarily due to an increase in product revenues from the sales of fresh flowers. Average revenues per member increased 6% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Florist segment revenues for the six months ended June 30, 2017 was relatively flat at $90.6 million when compared to the six months ended June 30, 2016. Products revenues increased $0.9 million, or 3%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to an increase in the sales of fresh flowers. Services revenues decreased $0.6 million, or 1%, primarily due to lower order-related revenues partially offset by increases in subscription and other services revenues. Average revenues per member increased 6% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
Florist Segment Operating Income
Florist segment operating income decreased $0.3 million, or 2%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to a $1.0 million increase in operating expenses partially offset by the increase in revenues as previously described. Operating expenses increased primarily due to an $0.8 million increase in cost of revenues related to increased volume of fresh flower sales and a $0.4 million increase in sales and marketing expenses. General and administrative expenses decreased $0.2 million for three months ended June 30, 2017 compared to the three months ended June 30, 2016. The Florist segment operating margin decreased to 28% for the three months ended June 30, 2017 compared to 29% for the three months ended June 30, 2016.
Florist segment operating income increased $0.8 million, or 3%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to a $0.6 million decrease in operating expenses. Operating expenses decreased primarily due to a $2.0 million decrease in bad debt expense. These decreases were partially offset by a $1.0 million increase in cost of revenues related to increased volume of fresh flower sales. The Florist segment operating margin increased to 29% for the six months ended June 30, 2017 compared to 28% for the six months ended June 30, 2016.

INTERNATIONAL SEGMENT

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages, average order values, and exchange rates)
Segment revenues (in USD)	$29,201	$33,105	$(3,904)	(12)%	$74,938	$85,482	$(10,544)	(12)%
Impact of foreign currency	3,485	—	3,485		10,581	—	10,581
Segment revenues (in constant currency)(a)	$32,686	$33,105	$(419)	(1)%	$85,519	$85,482	$37	—%
Segment revenues (in GBP)	£22,798	£23,053	£(255)	(1)%	£59,679	£59,617	£62	—%
Segment operating income (in USD)	$3,066	$3,963	$(897)	(23)%	$8,598	$11,380	$(2,782)	(24)%
Impact of foreign currency	322	—	322		1,219	—	1,219
Segment operating income (in constant currency)(a)	$3,388	$3,963	$(575)	(15)%	$9,817	$11,380	$(1,563)	(14)%
Key metrics and other financial data:
Consumer orders	532	541	(9)	(2)%	1,374	1,419	(45)	(3)%
Average order value (in USD)	$45.57	$49.90	$(4.33)	(9)%	$44.91	$49.49	$(4.58)	(9)%
Average order value (in GBP)	£35.61	£34.77	£0.84	2%	£35.79	£34.53	£1.26	4%
Segment operating margin	10%	12%			11%	13%
Average currency exchange rate: GBP to USD	1.28	1.44			1.26	1.43

(a)	USD at prior year foreign currency exchange rate.
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
International Segment Revenues
International segment revenues decreased $3.9 million, or 12%, ($0.4 million, or 1%, in constant currency) for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease in revenues in constant currency was primarily due to a decrease in order volume of 2% partially offset by an increase in average order value of 2%.
International segment revenues decreased $10.5 million, or 12%, (flat in constant currency) for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Revenues in constant currency were favorably impacted by an increase in average order value of 4% and increases in services revenues and products revenues from sales of wholesale flowers. These increases were partially offset by a decrease in order volume of 3%.
International Segment Operating Income
International segment operating income decreased $0.9 million, or 23%, ($0.6 million, or 15%, in constant currency) for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease in revenues as previously described was partially offset by decreased operating expenses of $3.0 million (increased $0.2 million in constant currency). Cost of revenues decreased $2.5 million ($0.1 million in constant currency). Sales and marketing expenses decreased $0.3 million (increased $0.2 million in constant currency). General and administrative expenses decreased $0.2 million (increased $0.1 million in constant currency). International segment operating margin decreased to 10% for the three months ended June 30, 2017 compared to 12% for the three months ended June 30, 2016.
International segment operating income decreased $2.8 million, or 24%, ($1.6 million, or 14%, in constant currency) for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease in revenues as previously described was partially offset by decreased operating expenses of $7.8 million (increased $1.6 million in constant currency). Cost of revenues decreased $6.9 million (increased $0.4 million in constant currency). Sales and marketing expenses decreased $0.7 million (increased $0.5 million in constant currency). General and administrative expenses decreased $0.1 million (increased $0.7 million in constant currency). International segment operating margin decreased to 11% for the six months ended June 30, 2017 compared to 13% for the six months ended June 30, 2016.

UNALLOCATED EXPENSES

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages)
Unallocated expenses	$9,400	$10,582	$(1,182)	(11)%	$20,855	$20,098	$757	4%
Unallocated expenses include various corporate costs, such as executive management, corporate finance, and legal costs. In addition, unallocated expenses include stock-based and incentive compensation, restructuring and other exit costs, transaction-related costs, and litigation and dispute settlement charges and gains.
Unallocated expenses decreased $1.2 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This decrease was primarily due to decreases of $1.7 million in personnel-related expenses, $1.0 million in restructuring costs, and $0.9 million in transaction-related costs. These decreases were partially offset by $1.8 million costs related to corporate strategic planning and a $0.7 million increase in professional fees.
Unallocated expenses increased $0.8 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This increase was primarily due to $1.8 million of costs related to corporate strategic planning and a $1.1 million in professional fees. These increases were partially offset by decreases of $1.5 million in personnel-related expenses, $0.7 million in restructuring costs, and $0.2 million in transaction-related costs.
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
The interest rates applicable to borrowings under the Credit Agreement are based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to the Company’s net leverage ratio. At June 30, 2017, the base rate margin was 0.75% per annum and the LIBOR margin was 1.75% per annum. In addition, the Company pays a commitment fee ranging from 0.20% per annum to 0.40% per annum on the unused portion of the revolving credit facility. The stated interest rates (based on LIBOR) at June 30, 2017 under the term loan and the revolving credit facility were 3.05% and 2.98%, respectively. The effective interest rates at June 30, 2017 under the term loan and the revolving credit facility were 3.99% and 3.51%, respectively. The commitment fee rate at June 30, 2017 was 0.25%. The Credit Agreement contains customary representations and warranties, events of default, affirmative covenants, and negative covenants, that, among other things, require the Company to maintain compliance with a maximum net leverage ratio and a minimum consolidated fixed charge coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, and asset sales, and the Company’s ability to incur additional debt and additional liens. The Company was in compliance with all covenants under the Credit Agreement at June 30, 2017.

The term loan is subject to amortization payments of $5 million per quarter and customary mandatory prepayments under certain conditions. During the six months ended June 30, 2017, the Company made scheduled payments of $10 million under the term loan. The Company had net repayments of $5 million on the revolving credit facility during the six months ended June 30, 2017. The outstanding balance of the term loan and all amounts outstanding under the revolving credit facility are due upon maturity in September 2019. At June 30, 2017, the remaining borrowing capacity under the Credit Agreement, which was reduced by $2.7 million in outstanding letters of credit, was $232.3 million, subject to certain limitations under covenants contained in the Credit Agreement. After giving effect to the net leverage ratio contained in the Credit Agreement, approximately $100 million was available for additional borrowing as of June 30, 2017 based on 3.25 times the total of Adjusted EBITDA (as defined in the Credit Agreement) for the last twelve months.
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
Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016
Our total cash and cash equivalents balance decreased by $1.6 million to $79.4 million at June 30, 2017, compared to $81.0 million at December 31, 2016. Our summary cash flows for the periods presented were as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$19,609	$24,395
Net cash used for investing activities	$(6,370)	$(7,232)
Net cash used for financing activities	$(15,927)	$(18,508)
Net cash provided by operating activities decreased $4.8 million to $19.6 million for the six months ended June 30, 2017 compared to $24.4 million for the six months ended June 30, 2016. Net cash provided by operating activities is driven by our net income adjusted for non-cash items including, but not limited to, depreciation and amortization, deferred taxes, stock-based compensation, gains on life insurance, and changes in operating assets and liabilities. The decrease in the net cash provided by operating activities was primarily due to a $15.8 million decrease in non-cash items offset by increases in net income of $5.2 million and net operating assets and liabilities of $5.8 million. The decreases in non-cash items related primarily to decreases in depreciation and amortization and deferred taxes. Changes in working capital can cause variations in our cash flows provided by operating activities due to seasonality, timing, and other factors.
Net cash used for investing activities decreased $0.9 million primarily due to fewer purchases of property and equipment, partially offset by prior year proceeds received from life insurance policies. Purchases of property and equipment totaled $6.4 million during the six months ended June 30, 2017 compared to $8.2 million during the six months ended June 30, 2016. We currently anticipate that our total capital expenditures for 2017 will be in the range of $22 million - $25 million. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.
Net cash used for financing activities decreased $2.6 million primarily due to common stock shares repurchased totaling $8.2 million during the six months ended June 30, 2016 under our 2016 Repurchase Program. We did not repurchase any shares under this program during the six months ended June 30, 2017. Partially offsetting this decrease was the net repayment of debt of outstanding amounts under the Credit Agreement totaling $15.0 million during the six months ended June 30, 2017 compared to the repayment of $10.0 million during the six months ended June 30, 2016.
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
On March 8, 2016, our board of directors authorized the 2016 Repurchase Program, which allows us to repurchase up to $60 million of FTD common stock from time to time over a two-year period in both open market and privately negotiated transactions. The objective of the 2016 Repurchase Program is to offset the dilutive effect on earnings per share from stock-based compensation and allow for opportunistic stock purchases to return capital to shareholders. As of December 31, 2016, the Company has repurchased 0.6 million shares under the 2016 Repurchase Program at an average cost per share of $25.37. The Company did not repurchase any shares of its common stock during the six months ended June 30, 2017.
Contractual Obligations and Other Commitments
There have been no material changes, outside the ordinary course of business, related to the Company’s contractual obligations or other commitments as disclosed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
At June 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.
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
Remediation Plan
We are committed to remediating the material weakness by implementing improvements to our internal control over financial reporting. With the oversight of senior management and the audit committee, we have designed new internal controls and have already implemented, and will continue to implement, such controls to remediate the underlying cause of the material weakness as follows:

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

Management is committed to a strong internal control environment and believes that, when fully implemented and tested, the measures described above will remediate the material weakness in our internal control over financial reporting. We will continue to assess our remediation efforts in connection with our ongoing assessments of the effectiveness of internal control over financial reporting.
Changes in Internal Control over Financial Reporting
Other than the improvements noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On June 23, 2016, the U.K. held a referendum in which a majority of voters voted to leave the European Union (“E.U.”), commonly referred to as “Brexit.” On March 29, 2017, the Prime Minister of the U.K. submitted formal notice to the E.U. in order to trigger Article 50 of the Treaty on European Union. This is the formal mechanism which begins the two-year process of negotiating the U.K.’s exit from the E.U. and the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U., and potentially other countries. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key geographic areas, disrupt the markets we serve, and significantly disrupt trade between the U.K. and the E.U. or other nations as the U.K. pursues independent trade relations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. The effects of Brexit will depend on any agreements the U.K. makes to retain access to the E.U. or other markets either during a transitional period or more permanently. Compliance with new laws or regulations regarding trade, delivery and other cross-border activities between the U.K. and the E.U. could be costly, negatively impacting our business, financial condition, operating results and cash flows. Our International segment operates principally in the U.K. For the six months ended June 30, 2017, our International segment contributed approximately 12% of our consolidated revenues.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 8, 2016, the Company’s board of directors authorized a common stock repurchase program that allows the Company to repurchase up to $60 million of its common stock from time to time over a two year period in both open market and privately negotiated transactions. As of December 31, 2016, the company had repurchased 0.6 million shares under the 2016 Repurchase Program at an average cost per share of $25.37.
The Company did not repurchase any shares of common stock during the six months ended June 30, 2017.
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

Date: August 8, 2017	FTD Companies, Inc. (Registrant)

	By:	/s/ Stephen Tucker
Stephen Tucker
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to
No.	Exhibit Description	Filed with this Form 10-Q	Form	File No.	Date Filed	Exhibit Number (if different)
10.1	Third Amended and Restated 2013 Incentive Compensation Plan Restricted Stock Unit Issuance Agreement	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X