Form 10-Q
period 2017-09-30
FTD Companies, Inc.
filed 2017-11-09
CIK 1575360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
There were 27,546,854 shares of the Registrant’s common stock outstanding as of November 3, 2017.

FTD COMPANIES, INC.

In this document, references to “FTD Companies,” “FTD,” the “Company,” “we,” “us,” and “our” refer to FTD Companies, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about our strategies; expectations about future business plans, prospective performance and opportunities, including potential acquisitions; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; impairment charges; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness and invest in initiatives; our products and services; pricing; marketing plans; competition; settlement of legal matters; and the impact of accounting changes and other pronouncements. Potential factors that could affect such forward-looking statements include, among others, the factors disclosed in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”), as updated from time to time in our subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
FTD COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$27,845	$81,002
Accounts receivable, net of allowances of $4,675 and $4,962 as of September 30, 2017 and December 31, 2016, respectively	24,528	26,659
Inventories	30,827	24,996
Prepaid expenses and other current assets	10,959	13,697
Total current assets	94,159	146,354
Property and equipment, net	42,582	57,559
Intangible assets, net	234,889	272,798
Goodwill	426,131	463,465
Other assets	21,387	22,138
Total assets	$819,148	$962,314
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,602	$70,254
Accrued liabilities	45,309	68,274
Accrued compensation	12,988	19,165
Deferred revenue	5,776	4,911
Income taxes payable	726	2,005
Current portion of long-term debt	20,000	20,000
Total current liabilities	124,401	184,609
Long-term debt	232,326	256,306
Deferred tax liabilities, net	69,275	85,932
Other liabilities	6,527	7,740
Total liabilities	432,529	534,587
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, 5,000,000 shares, par value $0.0001, authorized; no shares issued and outstanding	—	—
Common stock, 60,000,000 shares, par value $0.0001, authorized; 29,977,751 and 29,731,189 shares issued as of September 30, 2017 and December 31, 2016, respectively	3	3
Treasury stock, 2,430,897 shares as of September 30, 2017 and December 31, 2016	(65,221)	(65,221)
Additional paid-in capital	702,053	694,773
Accumulated deficit	(207,771)	(150,191)
Accumulated other comprehensive loss	(42,445)	(51,637)
Total stockholders’ equity	386,619	427,727
Total liabilities and stockholders’ equity	$819,148	$962,314
The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Products	$131,361	$142,451	$705,553	$737,991
Services	29,943	30,428	100,390	103,341
Total revenues	161,304	172,879	805,943	841,332
Operating expenses:
Cost of revenues—products	98,895	103,653	489,704	517,811
Cost of revenues—services	4,280	4,405	13,024	13,757
Sales and marketing	36,450	35,012	181,570	168,885
General and administrative	27,656	25,980	83,450	84,113
Amortization of intangible assets	3,820	15,240	11,459	45,873
Restructuring and other exit costs	1,113	612	2,057	2,230
Impairment of goodwill, intangible assets, and other long-lived assets	82,735	—	82,735	—
Total operating expenses	254,949	184,902	863,999	832,669
Operating income/(loss)	(93,645)	(12,023)	(58,056)	8,663
Interest income	122	135	359	410
Interest expense	(2,721)	(2,429)	(7,671)	(7,273)
Other income/(expense), net	126	(9)	324	1,804
Income/(loss) before income taxes	(96,118)	(14,326)	(65,044)	3,604
Provision for/(benefit from) income taxes	(19,799)	(4,057)	(7,464)	347
Net income/(loss)	$(76,319)	$(10,269)	$(57,580)	$3,257
Earnings/(loss) per common share:
Basic earnings/(loss) per share	$(2.77)	$(0.37)	$(2.10)	$0.12
Diluted earnings/(loss) per share	$(2.77)	$(0.37)	$(2.10)	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income/(loss)	$(76,319)	$(10,269)	$(57,580)	$3,257
Other comprehensive income/(loss):
Foreign currency translation	3,089	(2,633)	8,935	(13,151)
Cash flow hedges:
Changes in net gains on derivatives, net of tax of $55 and $54 for the three months ended September 30, 2017 and 2016, respectively, and $162 and $147 for the nine months ended September 30, 2017 and 2016, respectively	85	86	257	236
Other comprehensive income/(loss)	3,174	(2,547)	9,192	(12,915)
Total comprehensive loss	$(73,145)	$(12,816)	$(48,388)	$(9,658)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	29,731	$3	(2,431)	$(65,221)	$694,773	$(51,637)	$(150,191)	$427,727
Net loss	—	—	—	—	—	—	(57,580)	(57,580)
Other comprehensive income	—	—	—	—	—	9,192	—	9,192
Stock-based compensation	—	—	—	—	8,221	—	—	8,221
Vesting of restricted stock units and related repurchases of common stock	186	—	—	—	(1,983)	—	—	(1,983)
Issuance of common stock through employee stock purchase plan	61	—	—	—	1,042	—	—	1,042
Balance as of September 30, 2017	29,978	$3	(2,431)	$(65,221)	$702,053	$(42,445)	$(207,771)	$386,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income/(loss)	$(57,580)	$3,257
Adjustments to reconcile net income/(loss) to net cash used for operating activities:
Depreciation and amortization	27,778	63,502
Impairment of goodwill, intangible assets, and other long-lived assets	82,735	—
Stock-based compensation	8,221	10,803
Provision for doubtful accounts receivable	1,515	2,936
Amortization of debt issuance costs	1,020	1,020
Impairment of fixed assets	—	398
Deferred taxes, net	(17,314)	(14,519)
Gains on life insurance	—	(1,583)
Other, net	(95)	76
Changes in operating assets and liabilities:
Accounts receivable, net	923	(1,791)
Inventories	(5,770)	(2,025)
Prepaid expenses and other assets	4,139	5,623
Accounts payable and accrued liabilities	(62,235)	(71,932)
Deferred revenue	750	1,037
Income taxes receivable or payable	(1,033)	1,882
Other liabilities	(1,198)	(2,284)
Net cash used for operating activities	(18,144)	(3,600)
Cash flows from investing activities:
Purchases of property and equipment	(10,677)	(12,018)
Proceeds from life insurance	—	1,946
Net cash used for investing activities	(10,677)	(10,072)
Cash flows from financing activities:
Proceeds from long-term debt	90,000	—
Payments on long-term debt	(115,000)	(15,000)
Exercise of stock options and purchases from employee stock plans	1,042	1,304
Repurchases of common stock withheld for taxes	(1,983)	(1,645)
Repurchases of common stock	—	(12,035)
Net cash used for financing activities	(25,941)	(27,376)
Effect of foreign currency exchange rate changes on cash and cash equivalents	1,605	(652)
Change in cash and cash equivalents	(53,157)	(41,700)
Cash and cash equivalents, beginning of period	81,002	57,892
Cash and cash equivalents, end of period	$27,845	$16,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
Description of Business
FTD Companies, Inc. (together with its subsidiaries, “FTD” or the “Company”), is a premier floral and gifting company with a vision to be the leading and most trusted floral and gifting company in the world. Our mission is to inspire, support, and delight our customers when expressing life’s most important sentiments. We provide floral, specialty foods, gift, and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. Our business uses the highly recognized FTD® and Interflora® brands, both supported by the iconic Mercury Man® logo. While we operate primarily in the United States (“U.S.”) and the United Kingdom (“U.K.”), we have worldwide presence as our Mercury Man logo is displayed in approximately 35,000 floral shops in over 125 countries. Our diversified portfolio of brands also includes ProFlowers®, ProPlants®, Shari’s Berries®, Personal Creations®, RedEnvelope®, Flying Flowers®, Ink Cards™, Postagram™, and Gifts.com™. While floral arrangements and plants are our primary offerings, we also market and sell gift items, including gourmet-dipped berries and other specialty foods, personalized gifts, premium fresh fruit baskets, gift baskets, wine and champagne, jewelry, and spa products.
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
Basis of Presentation
These condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including those for interim financial information, and with the instructions for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, such financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial position and operating results for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for any future periods. The condensed consolidated balance sheet information as of December 31, 2016 was derived from the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2016, but does not include all of the disclosures required by GAAP.
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

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting Policies
Refer to the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2016 for a discussion of the Company’s accounting policies, as updated below for recently adopted accounting standards.
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Inventory—Simplifying the Measurement of Inventory (Topic 330), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. This ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted the guidance in the first quarter of 2017 on a prospective basis, as required, with no impact on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718). The amendments in this ASU simplify several aspects of the accounting for stock-based compensation, including the income tax consequences, the accounting for forfeitures, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The Company adopted the guidance related to the income tax expense requirements in the first quarter of 2017 on a prospective basis. As a result, the Company recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event resulting in recognition of incremental income tax expense of $0.1 million during the three months ended September 30, 2017 and $1.5 million during the nine months ended September 30, 2017. The Company adopted the provisions related to the classification on the statement of cash flows on a retrospective basis and prior periods have been adjusted to present the excess tax benefits/shortfalls as part of cash flows from operating activities. The result was a decrease in cash flows from operating activities and a corresponding increase in cash flows from financing activities of $0.1 million and $1.5 million, respectively, for the three and nine months ended September 30, 2017, and a decrease in cash flows from operating activities and a corresponding increase in cash flows from financing activities of $0.7 million and $0.4 million, respectively, for the three and nine months ended September 30, 2016. The Company elected not to change its policy on accounting for forfeitures and will continue to recognize expense based on an estimated forfeiture rate. In future periods, the adoption of this update could increase or reduce the Company’s reported income tax expense or benefit and cash flows from operating activities depending on the difference between the future price of the Company’s common stock at vesting or exercise as compared to the grant price.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, an entity will recognize an impairment charge for the amount by which the carrying value of a reporting unit exceeds its fair value. This standard was scheduled to be effective for the Company for the fiscal year beginning January 1, 2020 and for interim periods within that fiscal year. Early adoption is permitted for any goodwill impairment test performed on testing dates after January 1, 2017. As the amendments within this ASU are meant to reduce the complexity surrounding the evaluation of the Company’s goodwill for impairment, the Company elected to early adopt this ASU beginning January 1, 2017. The amendments in this ASU have been and will continue to be applied to the Company’s goodwill impairment tests performed on an interim or annual basis, including the interim test which was performed as a result of a decline in the Company’s market capitalization during the third quarter of 2017. See Note 5—“Goodwill, Intangible Assets, and Other Long-Lived Assets.”

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20, respectively (collectively, “Topic 606”). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In addition, new and enhanced disclosures will be required. The guidance under this topic was deferred by ASU 2015-14 and is now effective for fiscal years and interim periods beginning on or after December 15, 2017, with early adoption permitted as of the original effective date for periods beginning after December 15, 2016. The Company will adopt Topic 606 in the first quarter of 2018. The Company has reached conclusions on key accounting assessments related to the adoption of Topic 606. However, the Company is finalizing its assessment and expects the impact to be immaterial to our consolidated financial statements on an ongoing basis. The Company expects to adopt Topic 606 on a modified retrospective basis with the cumulative effect of initially applying the new guidance as an adjustment to the opening balance of retained earnings, if any adjustment is necessary.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The updated guidance enhances the reporting model for financial instruments, and includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2017. The amendments must be applied prospectively and, although early adoption is permitted for certain measurement enhancements within this amendment, early adoption is not permitted for other aspects updated in this amendment. The Company does not anticipate that the adoption of this update will have a material impact on its consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). This update seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in current GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which guidance is effective, which is a modified-retrospective approach. The Company does not anticipate that this update will have a material impact on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update was issued to address the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The amendments should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. The Company does not anticipate that the adoption of this update will have a material impact on its consolidated financial statements.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This update was issued to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718 to the modification of terms or conditions of a share-based payment award. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards would require an entity to apply modification accounting under Topic 718. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The amendments will be applied prospectively. The Company does not anticipate that this update will have a material impact on its consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This update seeks to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. For cash flow and net investment hedges as of the adoption date, this ASU requires a modified retrospective approach. The amended presentation and disclosure guidance is required only prospectively. The amendments in this ASU are effective for the Company’s fiscal year beginning after December 31, 2018, with early adoption permitted. The Company is currently assessing the timing of adoption and the impact of this update on its consolidated financial statements.
2. SEGMENT INFORMATION
The Company reports its business in four reportable segments: Provide Commerce, Consumer, Florist, and International.
Below is a reconciliation of segment revenues to consolidated revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Products revenues:
Provide Commerce	$54,633	$57,112	$390,192	$390,751
Consumer	43,631	51,260	196,547	220,743
Florist	8,630	10,328	37,612	38,417
International	27,497	27,142	93,385	101,809
Segment products revenues	134,391	145,842	717,736	751,720
Services revenues:
Florist	26,035	26,277	87,649	88,538
International	3,980	4,222	13,031	15,037
Segment services revenues	30,015	30,499	100,680	103,575
Intersegment eliminations	(3,102)	(3,462)	(12,473)	(13,963)
Consolidated revenues	$161,304	$172,879	$805,943	$841,332

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intersegment revenues represent amounts charged from one segment to the other for services provided based on order volume at a set rate per order. Intersegment revenues by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Intersegment revenues:
Provide Commerce	$(355)	$(440)	$(1,336)	$(1,707)
Consumer	(2,675)	(2,951)	(10,847)	(12,022)
Florist	(72)	(71)	(290)	(234)
Total intersegment revenues	$(3,102)	$(3,462)	$(12,473)	$(13,963)
Geographic revenues from sales to external customers were as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
U.S.	$129,827	$141,515	$699,527	$724,486
U.K.	31,477	31,364	106,416	116,846
Consolidated revenues	$161,304	$172,879	$805,943	$841,332
Below is a reconciliation of segment operating income to consolidated operating income and income before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment operating income/(loss)(a)
Provide Commerce	$(6,304)	$(1,847)	$21,686	$27,406
Consumer	3,225	5,019	15,460	22,326
Florist	9,552	11,362	35,757	36,722
International	3,384	3,845	11,982	15,225
Total segment operating income	9,857	18,379	84,885	101,679
Unallocated expenses(b)	(11,573)	(9,416)	(32,428)	(29,514)
Impairment of goodwill, intangible assets, and other long-lived assets	(82,735)	—	(82,735)	—
Depreciation expense and amortization of intangible assets	(9,194)	(20,986)	(27,778)	(63,502)
Operating income/(loss)	(93,645)	(12,023)	(58,056)	8,663
Interest expense, net	(2,599)	(2,294)	(7,312)	(6,863)
Other income/(expense), net	126	(9)	324	1,804
Income/(loss) before income taxes	$(96,118)	$(14,326)	$(65,044)	$3,604

(a)
Segment operating income/(loss) is operating income/(loss) excluding depreciation, amortization, litigation and dispute settlement charges and gains, transaction and integration costs, restructuring and other exit costs, and impairment of goodwill, intangible assets, and other long-lived assets. In addition, stock-based and incentive compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income/(expense), net.

(b)
Unallocated expenses include various corporate costs, such as executive management, corporate finance, and legal costs. In addition, unallocated expenses include stock-based and incentive compensation, restructuring and other exit costs, transaction and integration costs, and litigation and dispute settlement charges and gains.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FINANCING RECEIVABLES
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
Credit quality of financing receivables was as follows (in thousands):

	September 30, 2017	December 31, 2016
Current	$10,784	$11,490
Past due	869	865
Total	$11,653	$12,355
The aging of financing receivables was as follows (in thousands):

	September 30, 2017	December 31, 2016
Current	$10,784	$11,490
Past due:
1 - 150 days past due	182	120
151 - 364 days past due	181	129
365 - 730 days past due	187	230
731 or more days past due	319	386
Total	$11,653	$12,355

Financing receivables on nonaccrual status as of September 30, 2017 and December 31, 2016, totaled $0.9 million and $1.0 million, respectively.
The allowance for credit losses and the recorded investment in financing receivables were as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Allowance for credit losses:
Balance as of January 1	$846	$706
Provision	280	131
Write-offs charged against allowance	(276)	(66)
Balance as of September 30	$850	$771
Ending balance collectively evaluated for impairment	$806	$767
Ending balance individually evaluated for impairment	$44	$4
Recorded investments in financing receivables:
Balance collectively evaluated for impairment	$943	$861
Balance individually evaluated for impairment	$10,710	$11,571
Individually evaluated impaired loans, including the recorded investment in such loans, the unpaid principal balance, and the allowance related to such loans, each totaled less than $0.1 million as of both September 30, 2017 and December 31, 2016. The average recorded investment in such loans was less than $0.1 million for both the nine months ended September 30, 2017 and 2016. Interest income recognized on impaired loans was less than $0.1 million for both the nine months ended September 30, 2017 and 2016.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. TRANSACTIONS WITH RELATED PARTIES
Transactions with Liberty
As of September 30, 2017, Liberty Interactive Corporation (“Liberty”) owned 37.0% of the issued and outstanding shares of FTD common stock. An Investor Rights Agreement governs certain rights of and restrictions on Liberty in connection with the shares of FTD common stock that Liberty owns.
On April 4, 2017, Liberty and General Communication, Inc. (“GCI”) announced Liberty’s entry into an agreement to acquire GCI, combine GCI with Liberty’s Liberty Ventures tracking stock group and effect a split-off (the “Split-Off”) of Liberty’s interest in the combined company (“GCI Liberty”). In connection with these proposed transactions, Liberty currently intends to transfer its entire equity interest in the Company, and all of its rights, benefits and obligations under the Investor Rights Agreement, to GCI.
On August 28, 2017, Liberty, the Company, GCI, Liberty Interactive LLC and Ventures Holdco, LLC, entered into an assignment and assumption agreement pursuant to which, subject to the completion of the Split-Off and certain other conditions, Liberty will assign, and GCI Liberty will assume, Liberty’s rights, benefits and obligations under the Investor Rights Agreement. Following the consummation of such transactions, GCI Liberty will be entitled to all of Liberty’s rights, benefits and obligations under the Investor Rights Agreement.
The I.S. Group Limited
Interflora holds an equity investment of 20.4% in The I.S. Group Limited (“I.S. Group”). The investment was $1.5 million and $1.4 million, respectively, as of September 30, 2017 and December 31, 2016, and is included in other assets in the condensed consolidated balance sheets. I.S. Group supplies floral-related products to Interflora’s floral network members in both the U.K. and the Republic of Ireland as well as to other customers. Interflora derives revenues from I.S. Group from (i) the sale of products (sourced from third-party suppliers) to I.S. Group for which revenue is recognized on a gross basis, (ii) commissions on products sold by I.S. Group (sourced from third-party suppliers) to floral network members, and (iii) commissions for acting as a collection agent on behalf of I.S. Group. Revenues related to products sold to and commissions earned from I.S. Group were $0.5 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, and $1.6 million and $1.8 million for the nine months ended September 30, 2017 and 2016, respectively. In addition, Interflora purchases products from I.S. Group for sale to consumers. The cost of revenues related to products purchased from I.S. Group was $0.1 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and $0.2 million and $0.4 million for the nine months ended September 30, 2017 and 2016, respectively. Amounts due from I.S. Group were $0.2 million and $0.3 million as of September 30, 2017 and December 31, 2016, respectively, and amounts payable to I.S. Group were $0.8 million and $1.2 million as of September 30, 2017 and December 31, 2016, respectively.
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

The Company tests goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year at the reporting unit level and on an interim basis if events or substantive changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value (i.e. that a triggering event has occurred). Additionally, the Company evaluates finite-lived intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset groupings may not be recoverable.

Due to a sustained decline in the Company’s market capitalization during the three months ended September 30, 2017, the Company determined a triggering event had occurred that required an interim impairment assessment for all of its reporting units, intangible assets, and other long-lived assets. Impairment charges are included in operating expenses in the condensed consolidated statement of operations under the caption impairment of goodwill, intangible assets, and other long-lived assets.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill
The Company performed a quantitative interim test. In calculating the fair value of the reporting units, the Company used a combination of the market approach and the income approach valuation methodologies. The income approach was used primarily, as management believes that a discounted cash flow approach is the most reliable indicator of the fair values of the businesses. Under the market approach, the guideline company method was used, which focuses on comparing the Company’s risk profile and growth prospects to select reasonably similar companies based on business description, revenue size, markets served, and profitability.

The interim test resulted in the Company’s determination that the fair values of the Florist, International, and Personal Creations reporting units exceeded their carrying values and, therefore, their goodwill was not impaired. The fair values of the Consumer and ProFlowers/Gourmet Foods reporting units were less than their carrying values and, as such, their goodwill was deemed to be impaired. Impairment charges of $16.8 million and $26.8 million, respectively, were recorded during the three months ended September 30, 2017 related to the goodwill of the Consumer and ProFlowers/Gourmet Foods reporting units. These goodwill impairment charges are not deductible for tax purposes. The remaining goodwill balances for the Consumer, Florist, and International reporting units are included in the table below. The remaining goodwill balance for the ProFlowers/Gourmet Foods reporting unit is $94.4 million as of September 30, 2017.

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2017 were as follows (in thousands):

	Provide Commerce	Consumer	Florist	International	Total
Goodwill as of December 31, 2016	$147,501	$133,226	$109,651	$73,087	$463,465
Foreign currency translation	—	—	—	6,266	6,266
Impairment of Goodwill	(26,800)	(16,800)	—	—	(43,600)
Goodwill as of September 30, 2017	$120,701	$116,426	$109,651	$79,353	$426,131

In 2016, 2015, and 2008, the Company recorded impairment charges of $84.0 million, $85.0 million, and $116.3 million, respectively. The table above reflects the Company’s December 31, 2016 goodwill balances net of the previously recorded impairment charges. The total accumulated goodwill impairment was $328.9 million as of September 30, 2017.

Intangible Assets

In conjunction with the interim goodwill impairment test, the Company also reviewed its intangible assets for potential impairment. The interim impairment test for the indefinite-lived intangibles was performed by calculating the fair values of the assets using a discounted cash flow approach and comparing the fair value to their respective carrying amounts. This test resulted in the determination that the fair value of the indefinite-lived intangible asset related to the International segment trademark and trade name exceeded its carrying amount of $37.4 million by 7.8% and, therefore, was not impaired. The Consumer and Florist segments share a trademark and trade name and, therefore, share the related indefinite-lived asset. The fair value of this indefinite-lived intangible asset was less than its carrying value and, accordingly, a pre-tax impairment charge of $13.1 million was recorded in the three months ended September 30, 2017. The asset has a total remaining value of $100.0 million as of September 30, 2017. An impairment evaluation of the finite-lived intangible assets was also performed which indicated that the carrying amount of the complete technology intangible asset related to the acquisition of Provide Commerce was not recoverable when compared to the expected undiscounted future cash flows. As such, a pre-tax impairment charge of $16.3 million was recorded during the three months ended September 30, 2017 related to the Provide Commerce segment, leaving no remaining balance related to the complete technology intangible asset.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets are primarily related to the acquisition of the Company by United Online, Inc. in August 2008 and the acquisition of Provide Commerce in December 2014 and consist of the following (in thousands):

	September 30, 2017			December 31, 2016
	Gross Value (a)	Accumulated Amortization	Net	Gross Value	Accumulated Amortization	Net
Complete technology	$60,596	$(60,596)	$—	$76,486	$(54,705)	$21,781
Customer contracts and relationships	193,519	(193,519)	—	192,183	(192,183)	—
Trademarks and trade names:
Finite-lived	120,356	(22,864)	97,492	120,290	(16,817)	103,473
Indefinite-lived (b)	137,397	—	137,397	147,544	—	147,544
Total	$511,868	$(276,979)	$234,889	$536,503	$(263,705)	$272,798

(a)
Gross value as of September 30, 2017 includes the impairments recorded during the three months ended September 30, 2017 of $16.3 million related to complete technology and $13.1 million related to indefinite-lived trademarks and trade names.

(b)	As indefinite-lived assets are not amortized, the indefinite-lived trademarks and trade names have no associated amortization expense or accumulated amortization.
As of September 30, 2017, estimated future intangible assets amortization expense for each of the next five years and thereafter was as follows (in thousands):

For the Year Ended	Future Amortization Expense
2017 (remainder of the year)	$2,005
2018	8,020
2019	8,020
2020	8,012
2021	8,008
Thereafter	63,427
Total	$97,492
Other Long-Lived Assets
Also in conjunction with the interim goodwill impairment test, the Company performed an impairment evaluation of its other long-lived assets by comparing the expected undiscounted future cash flows to the carrying amounts of the assets. The result of this evaluation was that the carrying amounts of some property and equipment associated with the Provide Commerce segment were not recoverable. Based on the Company’s assessment of the fair value of this asset group using a discounted cash flow analysis, the Company determined that the carrying value of this asset group exceeded the fair value and, as a result, a $9.7 million pre-tax impairment charge was recorded during the three months ended September 30, 2017.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and equipment consisted of the following (in thousands):

	September 30, 2017 (a)	December 31, 2016
Land and improvements	$1,581	$1,565
Buildings and improvements	16,319	16,080
Leasehold improvements	13,453	16,290
Equipment	16,493	14,771
Computer equipment	25,868	26,633
Computer software	62,721	61,332
Furniture and fixtures	3,861	3,310
	140,296	139,981
Accumulated depreciation	(97,714)	(82,422)
Total	$42,582	$57,559

(a)	The impairment charges of $9.7 million recorded during the three months ended September 30, 2017 are reflected as reductions in the gross balances as of September 30, 2017.
Depreciation expense, including the amortization of leasehold improvements, was $5.4 million and $5.7 million for the three months ended September 30, 2017 and 2016, respectively, and $16.3 million and $17.6 million for the nine months ended September 30, 2017 and 2016, respectively.
6. FINANCING ARRANGEMENTS
Credit Agreement
On September 19, 2014, FTD Companies, Inc. entered into a credit agreement (the “Credit Agreement”) with Interflora, certain wholly owned domestic subsidiaries of FTD Companies, Inc. party thereto as guarantors, the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of America, N.A., as administrative agent for the lenders. The Credit Agreement provided for a term loan in an aggregate principal amount of $200 million, the proceeds of which were used to repay a portion of outstanding revolving loans, and also provided for a $350 million revolving credit facility. On December 31, 2014, the Company borrowed $120 million under the revolving credit facility to fund the cash portion of the acquisition purchase price of Provide Commerce.
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
The interest rates applicable to borrowings under the Credit Agreement are based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to the Company’s net leverage ratio. As of September 30, 2017, the base rate margin was 0.75% per annum and the LIBOR margin was 1.75% per annum. In addition, the Company pays a commitment fee ranging from 0.20% per annum to 0.40% per annum on the unused portion of the revolving credit facility. The stated interest rates (based on LIBOR) as of September 30, 2017 under the term loan and the revolving credit facility were 3.08% and 2.99%, respectively. The effective interest rates as of September 30, 2017 under the term loan and the revolving credit facility were 4.08% and

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.61%, respectively. The effective interest rates include the amortization of both the debt issuance costs and the effective portion of the interest rate swap and commitment fees. The commitment fee rate as of September 30, 2017 was 0.25%. The Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, that, among other things, require the Company to maintain compliance with a maximum net leverage ratio and a minimum consolidated fixed charge coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, asset sales, and the Company’s ability to incur additional debt and additional liens.
The term loan is subject to amortization payments of $5.0 million per quarter and customary mandatory prepayments under certain conditions. The outstanding balance of the term loan and all amounts outstanding under the revolving credit facility are due upon maturity in September 2019. As of September 30, 2017, the future minimum principal payments through the maturity date of the Credit Agreement were as follows (in thousands):

For the Year Ended	Future Minimum Principal Payments
2017 (remainder of the year)	$5,000
2018	20,000
2019	230,000
Total	$255,000
At September 30, 2017, the remaining borrowing capacity under the Credit Agreement, which was reduced by $2.0 million in outstanding letters of credit, was $238.0 million, subject to certain limitations under covenants contained in the Credit Agreement. After giving effect to the net leverage ratio contained in the Credit Agreement, approximately $74 million was available for additional borrowing as of September 30, 2017 based on 3.25 times the total of Adjusted EBITDA (as defined in the Credit Agreement) for the last twelve months.
The changes in the Company’s debt balances for the nine months ended September 30, 2017 were as follows (in thousands):

	December 31, 2016	Draw Down of Debt	Repayments of Debt	September 30, 2017
Credit Agreement:
Revolving Credit Facility	$120,000	$90,000	$(100,000)	$110,000
Term Loan	160,000	—	(15,000)	145,000
Total Principal Outstanding	280,000	$90,000	$(115,000)	255,000
Debt Issuance Costs	(3,694)			(2,674)
Total Debt, Net of Debt Issuance Costs	$276,306			$252,326

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

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated fair values and notional values of outstanding derivative instruments as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

		Estimated Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
	Balance Sheet Location	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Derivative Assets:
Interest rate caps	Other assets	$—	$1	$130,000	$130,000

The Company recognized the following losses from derivatives, before tax, in other comprehensive income/(loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate caps	$—	$—	$(1)	$(34)
The effective portion, before tax effect, of the Company’s interest rate caps designated as cash flow hedging instruments was $0.4 million and $0.8 million as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, the remaining effective portion of $0.4 million was expected to be reclassified from accumulated other comprehensive income/(loss) to interest expense in the condensed consolidated statements of operations within the next twelve months. During each of the three months ended September 30, 2017 and 2016, $0.1 million was reclassified from accumulated other comprehensive income/(loss) to interest expense in the condensed consolidated statements of operations. During both the nine months ended September 30, 2017 and 2016, $0.4 million was reclassified from accumulated other comprehensive income/(loss) to interest expense in the condensed consolidated statements of operations.
8. FAIR VALUE MEASUREMENTS
The following table presents estimated fair values of financial assets and liabilities and derivative instruments that were required to be measured at fair value on a recurring basis (in thousands):

	September 30, 2017			December 31, 2016
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Cash equivalents	$5,394	$5,394	$—	$13,197	$13,197	$—
Derivative assets	—	—	—	1	—	1
Total	$5,394	$5,394	$—	$13,198	$13,197	$1
Liabilities:
Non-qualified deferred compensation plan	$1,352	$—	$1,352	$2,371	$—	$2,371
Total	$1,352	$—	$1,352	$2,371	$—	$2,371
Provide Commerce has an executive deferred compensation plan for key management level employees under which such employees could elect to defer receipt of current compensation. This plan is intended to be an unfunded, non-qualified deferred compensation plan that complies with the provisions of section 409A of the Internal Revenue Code. At the time of the acquisition, contributions to the plan were suspended except those relating to any compensation earned but not yet paid as of the same date. The plan assets, which consist primarily of life insurance contracts recorded at their cash surrender value, were $11.7 million and $11.6 million as of September 30, 2017 and December 31, 2016, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three months ended September 30, 2017, in conjunction with an interim impairment test of its reporting units, the Company also performed impairment tests of its intangible and other long-lived assets. Based on these tests, the Company determined that the carrying value of certain intangible assets and fixed assets exceeded their fair values as determined using the income approach. Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs, including projected cash flows over the estimated projection period and the discount rate. The resulting $39.1 million non-cash, pre-tax impairment charges (excluding goodwill impairment charges of $43.6 million) were recorded related to certain intangible assets and fixed assets of the Provide Commerce and Consumer segments. See Note 5—“Goodwill, Intangible Assets, and Other Long-Lived Assets” for additional information.
    The Company estimated the fair value of its long-term debt using a discounted cash flow approach that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimated credit spread. As of September 30, 2017, the Company estimated its credit spread as 1.0% and 1.6% for the term loan and revolving credit facility, respectively, resulting in yield-to-maturity estimates for the term loan and revolving credit facility of 2.5% and 3.1%, respectively. As of December 31, 2016, the Company estimated its credit spread as 1.4% and 2.0% for the term loan and revolving credit facility, respectively, resulting in yield-to-maturity estimates for the term loan and revolving credit facility of 2.8% and 3.4%, respectively. The table below summarizes the carrying amounts and estimated fair values for long-term debt (in thousands):

	September 30, 2017		December 31, 2016
		Level 2		Level 2
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt outstanding, including current portion	$255,000	$255,000	$280,000	$280,000
Fair value approximates the carrying amount of financing receivables because such receivables are discounted at a rate comparable to market. Fair values of cash and cash equivalents, short-term accounts receivable, accounts payable, and accrued liabilities approximate their carrying amounts because of their short-term nature.
9. STOCKHOLDERS’ EQUITY
Common Stock Repurchases
On March 8, 2016, the Company’s board of directors authorized a common stock repurchase program (the “2016 Repurchase Program”) that allows FTD Companies, Inc. to repurchase up to $60 million of its common stock from time to time over a two-year period in both open market and privately negotiated transactions. The Company did not repurchase any shares under this program during the nine months ended September 30, 2017. As of September 30, 2017, $44.8 million was available under this program for future purchases.

Upon vesting of restricted stock units (“RSUs”) or exercise of stock options, the Company does not collect withholding taxes in cash from employees. Instead, the Company automatically withholds, from the RSUs that vest or stock options that are exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock but are not counted against the limits under the 2016 Repurchase Program. The Company then pays the minimum statutory withholding taxes in cash. During the nine months ended September 30, 2017, 0.3 million RSUs vested for which 0.1 million shares were withheld to cover the minimum statutory withholding taxes of $2.0 million.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCENTIVE COMPENSATION PLANS
In June 2017, stockholders approved the FTD Companies, Inc. Third Amended and Restated 2013 Incentive Compensation Plan (as so amended and restated, the “Amended Plan”), which amended and restated in its entirety the FTD Companies, Inc. Amended and Restated 2013 Incentive Compensation Plan, as previously amended June 9, 2015. The Amended Plan provides for the granting of awards to employees and non-employee directors, including stock options, stock appreciation rights, RSUs, and other stock based awards. As of September 30, 2017, the Company had 3.2 million shares available for issuance under the Amended Plan, which includes additional shares approved by shareholders in June 2017.
During the first quarter of 2017, the Company granted RSUs to certain employees totaling 0.4 million shares. The RSUs granted will generally vest in four equal annual installments. The weighted average fair market value of the underlying stock on the grant date was $23.12 per share.
During the second quarter of 2017, the Company granted RSUs to certain non-employee directors totaling 0.1 million shares. The RSUs granted will vest in one annual installment. The fair market value of the underlying stock on the grant date was $17.70 per share.
During the third quarter of 2017, the Company granted RSUs and stock options to certain management employees totaling 0.1 million shares and 0.4 million, respectively. The RSUs and stock options granted will vest in four annual installments. The fair market value of the underlying stock on the grant date of the RSUs was $13.83 per share. The options were granted with an exercise price of $13.85. The following assumptions were used to estimate the fair value of the stock options at the grant date:

Risk-free interest rate	1.7%
Expected term (in years)	4.75
Dividend yield	0.0%
Expected volatility	34.0%
In addition, eligible employees of the Company are able to participate in the FTD Companies, Inc. 2015 Employee Stock Purchase Plan (“ESPP Plan”) through which employees may purchase shares of FTD common stock at a purchase price equal to 85% of the lower of (i) the closing market price per share of FTD common stock on the first day of the offering period or (ii) the closing market price per share of FTD common stock on the purchase date. Each offering period has a six-month duration and purchase interval. As of September 30, 2017, the Company had 0.4 million shares available under the ESPP Plan.
The stock-based compensation expense incurred for all equity plans in the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016 have been included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues	$62	$45	$196	$111
Sales and marketing	848	870	3,178	3,251
General and administrative	1,441	2,408	4,847	7,441
Total stock-based compensation expense	$2,351	$3,323	$8,221	$10,803

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES
During the three months ended September 30, 2017, the Company recorded a tax benefit of $19.8 million on a pre-tax loss of $96.1 million, compared to a tax benefit of $4.1 million on a pre-tax loss of $14.3 million for the three months ended September 30, 2016. The goodwill impairment charges recorded during the three months ended September 30, 2017 are not tax deductible and, therefore, there was no tax benefit recorded on such charges. Excluding the impact of the non-deductible goodwill impairment, the increase in the tax rate was due to a higher portion of pre-tax loss expected to be earned in higher tax rate jurisdictions, a reduction in foreign tax benefits, and an increase in certain state tax rates.
During the nine months ended September 30, 2017, the Company recorded a tax benefit of $7.5 million on a pre-tax loss of $65.0 million, compared to a tax provision of $0.3 million on pre-tax income of $3.6 million for the nine months ended September 30, 2016. The goodwill impairment charges recorded during the nine months ended September 30, 2017 are not tax deductible and, therefore, there was no tax benefit recorded on such charges. Excluding the impact of the non-deductible goodwill impairment, the increase in the tax rate was due to a higher portion of pre-tax income expected to be earned in higher tax rate jurisdictions, a reduction in foreign tax benefits, and an increase in certain state tax rates. In addition, tax deficiencies related to vesting of equity awards increased tax expense by $1.5 million. As noted in Note 1—“Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements,” the Company adopted ASU 2016-09 on January 1, 2017. As such, tax deficiencies or excess tax benefits are recorded in the provision for income taxes for the nine months ended September 30, 2017 rather than in additional paid-in capital as was previously required.
12. EARNINGS/(LOSS) PER SHARE
Certain of the Company’s RSUs are considered participating securities because they contain a non-forfeitable right to dividends irrespective of whether dividends are actually declared or paid or whether the awards ultimately vest. Accordingly, the Company computes earnings/(loss) per share pursuant to the two-class method in accordance with ASC 260, Earnings Per Share.
The following table sets forth the computation of basic and diluted earnings/(loss) per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income/(loss)	$(76,319)	$(10,269)	$(57,580)	$3,257
Income allocated to participating securities	—	—	—	(66)
Net income/(loss) attributable to common stockholders	$(76,319)	$(10,269)	$(57,580)	$3,191
Denominator:
Basic average common shares outstanding	27,546	27,386	27,459	27,560
Add: Dilutive effect of securities	—	—	—	52
Diluted average common shares outstanding	27,546	27,386	27,459	27,612
Basic earnings/(loss) per common share	$(2.77)	$(0.37)	$(2.10)	$0.12
Diluted earnings/(loss) per common share	$(2.77)	$(0.37)	$(2.10)	$0.12
The diluted earnings/(loss) per common share computations exclude stock options and RSUs which are antidilutive. Weighted-average antidilutive shares for the three months ended September 30, 2017 and 2016 were 4.2 million and 2.1 million, respectively, and for the nine months ended September 30, 2017 were 3.7 million and 2.3 million, respectively.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. RESTRUCTURING AND OTHER EXIT COSTS
Restructuring and other exit costs were as follows (in thousands):

	Employee Termination Costs	Facility Closure Costs	Total
Accrued as of December 31, 2016	$8,566	$1,378	$9,944
Charges	1,688	369	2,057
Cash paid	(6,043)	(1,096)	(7,139)
Other – non-cash	(3,374)	(12)	(3,386)
Accrued as of September 30, 2017	$837	$639	$1,476
14. CONTINGENCIES—LEGAL MATTERS
 Commencing on August 19, 2009, the first of a series of putative consumer class action lawsuits was brought against Provide Commerce, Inc. and co-defendant Regent Group, Inc. d/b/a Encore Marketing International (“EMI”). These cases were ultimately consolidated during the next three years into Case No. 09 CV 2094 in the United States District Court for the Southern District of California under the title In re EasySaver Rewards Litigation. Plaintiffs’ claims arise from their online enrollment in subscription based membership programs known as EasySaver Rewards, RedEnvelope Rewards, and Preferred Buyers Pass (collectively, the “Membership Programs”). Plaintiffs claim that after they ordered items from certain of Provide Commerce’s websites, they were presented with an offer to enroll in one of the Membership Programs, each of which is offered and administered by EMI. Plaintiffs purport to represent a nationwide class of consumers allegedly damaged by Provide Commerce’s purported unauthorized or otherwise allegedly improper transferring of billing information to EMI, who then posted allegedly unauthorized charges to their credit or debit card accounts for membership fees for the Membership Programs. In the operative fourth amended complaint, plaintiffs asserted ten claims against Provide Commerce and EMI: (1) breach of contract (against Provide Commerce only); (2) breach of contract (against EMI only); (3) breach of implied covenant of good faith and fair dealing; (4) fraud; (5) violations of the California Consumers Legal Remedies Act; (6) unjust enrichment; (7) violation of the Electronic Funds Transfer Act (against EMI only); (8) invasion of privacy; (9) negligence; and (10) violations of the Unfair Competition Law. Plaintiffs seek damages, attorneys’ fees, and costs. After motion practice regarding the claims asserted and numerous settlement conferences and mediations in an effort to informally resolve the matter, the parties reached an agreement on the high level terms of a settlement on April 9, 2012, conditioned on the parties negotiating and executing a complete written agreement. In the weeks following April 9, 2012, the parties negotiated a formal written settlement agreement (the “Settlement”), which the court preliminarily approved on June 13, 2012. After notice to the purported class and briefing by the parties, the court conducted a final approval hearing (also known as a fairness hearing) on January 28, 2013, but did not rule. On February 4, 2013, the court entered its final order approving the Settlement, granting plaintiffs’ motion for attorneys’ fees, costs, and incentive awards, and overruling objections filed by a single objector. The court entered judgment on the Settlement on February 21, 2013. The objector filed a notice of appeal with the Ninth Circuit Court of Appeals on March 4, 2013. After the completion of briefing, the Ninth Circuit set oral argument for February 2, 2015. However, on January 29, 2015, the Ninth Circuit entered an order deferring argument and resolution of the appeal pending the Ninth Circuit’s decision in a matter captioned Frank v.  Netflix, No. 12 15705+. On March 19, 2015, the Ninth Circuit entered an order vacating the judgment in this matter and remanding it to the district court for further proceedings consistent with its opinion in Frank v. Netflix issued on February 27, 2015. The district court ordered supplemental briefing on the issue of final Settlement approval on May 21, 2015. After briefing, the district court conducted a hearing on July 27, 2016 and took the matter under submission. On August 9, 2016, the district court entered an order reapproving the Settlement without any changes, and accordingly entered judgment and dismissed the case with prejudice. On September 6, 2016, the objector filed a notice of appeal. On November 22, 2016, plaintiffs filed a motion for summary affirmance of the district court’s judgment, to which the objector responded and filed a cross-motion for sanctions. Plaintiffs’ motion for summary affirmance temporarily stayed briefing on the appeal. On March 2, 2017, the Ninth Circuit denied plaintiffs’ motion for summary affirmance and objector’s cross-motion for sanctions, and reset the briefing schedule. The objector filed his opening brief on May 1, 2017. Thirteen state Attorneys General filed an amicus brief in support of the objector on May 8, 2017. The parties filed their answering briefs on June 30, 2017. Various legal aid organizations filed an amicus brief in support of no party regarding cy pres relief also on June 30, 2017. The objector’s optional reply brief was filed on August 14, 2017. The date for oral argument on the appeal has not yet been set.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company and certain of its current and former officers and directors were named as defendants in a lawsuit in the United States District Court for the Northern District of Illinois, asserting violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder. Plaintiff’s complaint in Winograd v. FTD Companies, Inc. et al., filed on March 20, 2017, Case No. 1:17-cv-02135, alleged that the Company made false and misleading statements regarding the assessment of cross-border indirect taxes, internal controls over financial reporting, and the acquisition of Provide Commerce from Liberty Interactive Corporation that were revealed as such to the market on March 14, 2017.  Plaintiff purported to bring the lawsuit as a class action representing all those who purchased or otherwise acquired Company securities between March 13, 2015 and March 14, 2017.  On May 26, 2017, Inter-Local Pension Fund GCC/IBT was appointed Lead Plaintiff. On July 25, 2017, the Lead Plaintiff voluntarily dismissed the lawsuit, with prejudice, pursuant to Federal Rule of Civil Procedure 41.
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
The Company records a liability when it believes that it is both probable that a loss has been incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the assessment of the probability of loss or the amount of liability and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate, (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. As of both September 30, 2017 and December 31, 2016, the Company had reserves totaling $3.0 million for estimated losses related to certain legal matters. With respect to other legal matters, the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company’s business, financial condition, results of operations, or cash flows.
15. SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth supplemental cash flow disclosures (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash paid for interest	$6,261	$5,764
Cash paid for income taxes, net	11,132	12,688

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
FTD Companies, Inc.  (which together with its subsidiaries may be referred to herein as the “Company,” “FTD,” “we,” “us,” or “our”) is a premier floral and gifting company with a vision to be the leading and most trusted floral and gifting company in the world. Our mission is to inspire, support, and delight our customers when expressing life’s most important sentiments. We provide floral, specialty foods, gift, and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. Our business uses the highly recognized FTD® and Interflora® brands, both supported by the iconic Mercury Man® logo. While we operate primarily in the United States (“U.S.”) and the United Kingdom (“U.K.”), we have worldwide presence as our Mercury Man logo is displayed in approximately 35,000 floral shops in over 125 countries. Our diversified portfolio of brands also includes ProFlowers®, ProPlants®, Shari’s Berries®, Personal Creations®, RedEnvelope®, Flying Flowers®, Ink Cards™, Postagram™, and Gifts.com™. While floral arrangements and plants are our primary offerings, we also market and sell gift items, including gourmet-dipped berries and other specialty foods, personalized gifts, gift baskets, wine and champagne, jewelry, and spa products.
Reportable Segments
We report our business operations in four reportable segments: Provide Commerce, Consumer, Florist, and International.
Through our Provide Commerce segment, we are a leading direct marketer of floral and gift products for consumers, including food gifts, personalized gifts, and other gifting products, primarily in the U.S. Our Provide Commerce segment operates primarily through our www.proflowers.com, www.berries.com, www.personalcreations.com, www.proplants.com, and www.gifts.com websites, associated mobile sites and applications, and various telephone numbers. Through our Consumer segment, we are a leading direct marketer of floral and gift products for consumers, primarily in the U.S. Our Consumer segment operates primarily through the www.ftd.com website, associated mobile sites, and the 1-800-SEND-FTD telephone number. Through our Florist segment, we are a leading provider of products and services to our floral network members, including services that enable our floral network members to send, receive, and deliver floral orders. Floral network members include traditional retail florists, as well as other non-florist retail locations, primarily in the U.S. Our Florist segment also provides products and services to other companies in need of floral and gifting solutions. Our International segment consists of Interflora, which operates primarily in the U.K. Interflora is a premier direct marketer of floral and gift products, and operates primarily through the www.interflora.co.uk, and www.flyingflowers.co.uk websites, associated mobile sites and applications, and various telephone numbers. Interflora also provides products and services to floral network members and to other companies in need of floral and gifting solutions.

KEY BUSINESS METRICS
We review a number of key business metrics to help us monitor our performance and trends affecting our segments, and to develop forecasts and budgets. These key metrics include the following:
Segment operating income.  Our chief operating decision maker uses segment operating income to evaluate the performance of our business segments and to make decisions about allocating resources among segments. Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges and gains, transaction and integration costs, restructuring and other exit costs, and impairment of goodwill and intangible assets. In addition, stock-based and incentive compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income/(expense), net. See Note 2—“Segment Information” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a reconciliation of segment operating income to consolidated operating income and consolidated income before income taxes.
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
Average order value.  We monitor the average value for consumer orders delivered in a given period, which we refer to as the average order value. Average order value represents the average amount received for consumer orders delivered during a period. The average order value of consumer orders within our Provide Commerce, Consumer, and International segments is tracked in their local currency, which is the U.S. Dollar (“USD”) for both the Provide Commerce and Consumer segments and the British Pound (“GBP”) for the International segment. The local currency amounts received for the International segment are then translated into USD at the average currency exchange rate for the period. Average order value includes merchandise revenues and shipping or service fees paid by the consumer, less discounts and refunds (net of refund-related fees charged to floral network members).
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except for percentages, average order values, average revenues per member, and average currency exchange rates)
Consolidated:
Consolidated revenues	$161,304	$172,879	$(11,575)	(7)%	$805,943	$841,332	$(35,389)	(4)%

Provide Commerce:
Segment revenues(a)	$54,633	$57,112	$(2,479)	(4)%	$390,192	$390,751	$(559)	—%
Segment operating income/(loss)	$(6,304)	$(1,847)	$(4,457)	241%	$21,686	$27,406	$(5,720)	(21)%
Consumer orders	1,081	1,115	(34)	(3)%	7,549	7,780	(231)	(3)%
Average order value	$49.30	$49.78	$(0.48)	(1)%	$50.98	$49.48	$1.50	3%

Consumer:
Segment revenues(a)	$43,631	$51,260	$(7,629)	(15)%	$196,547	$220,743	$(24,196)	(11)%
Segment operating income	$3,225	$5,019	$(1,794)	(36)%	$15,460	$22,326	$(6,866)	(31)%
Consumer orders	555	645	(90)	(14)%	2,588	2,890	(302)	(10)%
Average order value	$73.51	$74.52	$(1.01)	(1)%	$71.51	$71.99	$(0.48)	(1)%

Florist:
Segment revenues(a)	$34,665	$36,605	$(1,940)	(5)%	$125,261	$126,955	$(1,694)	(1)%
Segment operating income	$9,552	$11,362	$(1,810)	(16)%	$35,757	$36,722	$(965)	(3)%
Average revenues per member	$3,263	$3,233	$30	1%	$11,397	$10,874	$523	5%

International:
In USD:
Segment revenues	$31,477	$31,364	$113	—%	$106,416	$116,846	$(10,430)	(9)%
Segment operating income	$3,384	$3,845	$(461)	(12)%	$11,982	$15,225	$(3,243)	(21)%
Consumer orders	559	560	(1)	—%	1,933	1,979	(46)	(2)%
Average order value	$46.86	$45.90	$0.96	2%	$45.48	$48.47	$(2.99)	(6)%
In GBP:
Segment revenues	£24,017	£23,853	£164	1%	£83,696	£83,469	£227	—%
Average order value	£35.78	£34.95	£0.83	2%	£35.78	£34.68	£1.10	3%
Average currency exchange rate: GBP to USD	1.31	1.31			1.27	1.40

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages)
Revenues	$161,304	$172,879	$(11,575)	(7)%	$805,943	$841,332	$(35,389)	(4)%
Operating expenses:
Cost of revenues	103,175	108,058	(4,883)	(5)%	502,728	531,568	(28,840)	(5)%
Sales and marketing	36,450	35,012	1,438	4%	181,570	168,885	12,685	8%
General and administrative	27,656	25,980	1,676	6%	83,450	84,113	(663)	(1)%
Amortization of intangible assets	3,820	15,240	(11,420)	(75)%	11,459	45,873	(34,414)	(75)%
Restructuring and other exit costs	1,113	612	501	82%	2,057	2,230	(173)	(8)%
Impairment of goodwill, intangible assets, and other long-lived assets	82,735	—	82,735	NM	82,735	—	82,735	NM
Total operating expenses	254,949	184,902	70,047	38%	863,999	832,669	31,330	4%
Operating income/(loss)	(93,645)	(12,023)	(81,622)	NM	(58,056)	8,663	(66,719)	NM
Interest expense, net	(2,599)	(2,294)	(305)	(13)%	(7,312)	(6,863)	(449)	(7)%
Other income/(expense), net	126	(9)	135	NM	324	1,804	(1,480)	(82)%
Income/(loss) before income taxes	(96,118)	(14,326)	(81,792)	NM	(65,044)	3,604	(68,648)	NM
Provision for/(benefit from) income taxes	(19,799)	(4,057)	(15,742)	NM	(7,464)	347	(7,811)	NM
Net income/(loss)	$(76,319)	$(10,269)	$(66,050)	NM	$(57,580)	$3,257	$(60,837)	NM

NM = not meaningful
 Consolidated Revenues

Consolidated revenues decreased $11.6 million, or 7%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to a $7.6 million decrease in revenues from our Consumer segment, a $2.5 million decrease in revenues from our Provide Commerce segment, and a $1.9 million decrease in revenues from our Florist segment. Foreign currency exchange rates did not have a significant impact on our consolidated revenues during the three months ended September 30, 2017 as the average exchange rate was relatively unchanged when compared to the three months ended September 30, 2016.
Consolidated revenues decreased $35.4 million, or 4%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Foreign currency exchange rates unfavorably impacted revenues by $10.7 million during the nine months ended September 30, 2017. Excluding the impact of foreign currency exchange rates, revenues declined $24.7 million, or 3%, primarily due to a $24.2 million decrease in revenues from our Consumer segment.
Consolidated Cost of Revenues
Consolidated cost of revenues decreased $4.9 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease was primarily due to a $4.7 million decrease in costs associated with our Consumer segment, driven primarily by the reduction in revenues and a $0.7 million decrease in costs associated with our Florist segment partially offset by a $0.8 million increase in costs associated with our Provide Commerce segment. Gross margin was 36% for the three months ended September 30, 2017, as compared to 37% for the three months ended September 30, 2016.

Consolidated cost of revenues decreased $28.8 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease was primarily due to a $15.9 million decrease in costs associated with our Consumer segment due to a decline in order volume, a $6.7 million decrease ($0.6 million increase in constant currency) in costs associated with our International segment, and a $5.1 million decrease in costs associated with our Provide Commerce segment. Foreign currency exchange rates had a $7.3 million favorable impact on cost of revenues for the nine months ended September 30, 2017. Gross margin was 38% for the nine months ended September 30, 2017 as compared to 37% for the nine months ended September 30, 2016.
Consolidated Sales and Marketing
Consolidated sales and marketing expenses increased $1.4 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was primarily due to a $2.6 million increase in costs associated with our Provide Commerce segment partially offset by a $1.3 million decrease in costs associated with our Consumer segment and a $0.2 million decrease in costs associated with our Florist segment. Consolidated sales and marketing expenses, as a percentage of consolidated revenues, was 23% for the three months ended September 30, 2017 compared to 20% for the three months ended September 30, 2016.
Consolidated sales and marketing expenses increased $12.7 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was primarily due to a $13.6 million increase in costs associated with our Provide Commerce segment, partially offset by a $1.3 million decrease in costs associated with our Consumer segment, a $0.7 million decrease ($0.6 million increase in constant currency) in costs associated with our International segment, and a $0.6 million decrease in costs associated with our Florist segment. Foreign currency exchange rates had a $1.3 million favorable impact on sales and marketing expenses for the nine months ended September 30, 2017. Consolidated sales and marketing expenses, as a percentage of consolidated revenues, was 23% for the nine months ended September 30, 2017 compared to 20% for the nine months ended September 30, 2016.
Consolidated General and Administrative
Consolidated general and administrative expenses increased $1.7 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was primarily due to $3.5 million in costs related to corporate strategic planning and a $0.6 million increase in bad debt expense. These increases were partially offset by decreases of $1.0 million in transaction and integration costs, $0.9 million in technology costs, and $0.5 million in legal expenses.
Consolidated general and administrative expenses decreased $0.7 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease was primarily due to decreases of $1.9 million in technology costs, $1.4 million in bad debt expense, $1.2 million in transaction and integration costs, $1.1 million in legal expense, and $0.9 million in personnel-related costs. These decreases were partially offset by $5.3 million in costs related to corporate strategic planning. Foreign currency exchange rates had a $0.8 million favorable impact on general and administrative expenses for the nine months ended September 30, 2017.
Amortization of Intangible Assets
Amortization expense related to intangible assets decreased $11.4 million and $34.4 million, respectively, for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 as certain intangible assets related to the Provide Commerce acquisition were fully amortized as of December 31, 2016.
Restructuring and Other Exit Costs
During the three months ended September 30, 2017 and 2016, we incurred restructuring and other exit costs of $1.1 million and $0.6 million, respectively. During the nine months ended September 30, 2017 and 2016, we incurred restructuring and other exit costs of $2.1 million and $2.2 million, respectively. Such restructuring costs were primarily related to employee termination costs and facility closure costs.

Impairment of Goodwill, Intangible Assets, and Other Long-Lived Assets
Due to a sustained decline in our market capitalization during the three months ended September 30, 2017, management performed an interim impairment assessment for all of our reporting units, intangible assets, and other long-lived assets and recorded pre-tax impairment charges of $82.7 million. See Note 5—“Goodwill, Intangible Assets, and Other Long-Lived Assets” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, for a further description of these charges.
Other Income/(Expense), net
Other income/(expense), net for the three months ended September 30, 2017 increased $0.1 million from the three months ended September 30, 2016. Other income/(expense), net for the nine months ended September 30, 2017 decreased $1.5 million from the nine months ended September 30, 2016 due primarily to gains on corporate-owned life insurance policies realized during the 2016 period.
Provision for/(Benefit from) Income Taxes
During the three months ended September 30, 2017, we recorded a tax benefit of $19.8 million on a pre-tax loss of $96.1 million compared to a tax benefit of $4.1 million on a pre-tax loss of $14.3 million for the three months ended September 30, 2016. The goodwill impairment charges recorded during the three months ended September 30, 2017 are not tax deductible and, therefore, there was no tax benefit recorded on such charges. Excluding the impact of the non-deductible goodwill impairment, the increase in the tax rate was due to a higher portion of pre-tax loss expected to be earned in higher tax rate jurisdictions, a reduction in foreign tax benefits, and an increase in certain state tax rates.
During the nine months ended September 30, 2017, we recorded a tax benefit of $7.5 million on a pre-tax loss of $65.0 million compared to a tax provision of $0.3 million on pre-tax income of $3.6 million for the nine months ended September 30, 2016. The goodwill impairment charges recorded during the nine months ended September 30, 2017 are not tax deductible and, therefore, there was no tax benefit recorded on such charges. Excluding the impact of the non-deductible goodwill impairment, the increase in the tax rate was due to a higher portion of pre-tax income expected to be earned in higher tax rate jurisdictions, a reduction in foreign tax benefits, and an increase in certain state tax rates. In addition, tax deficiencies related to vesting of equity awards increased tax expense by $1.5 million. As noted in Note 1—“Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements,” the Company adopted ASU 2016-09 on January 1, 2017. As such, tax deficiencies or excess tax benefits are recorded in the provision for income taxes for the nine months ended September 30, 2017 rather than in additional paid-in capital as was previously required.
BUSINESS SEGMENT OPERATING RESULTS
The Company reports its business in four reportable segments: Provide Commerce, Consumer, Florist, and International. Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges and gains, transaction and integration costs, restructuring and other exit costs, and impairment of goodwill and intangible assets. In addition, stock-based and incentive compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income/(expense), net.

PROVIDE COMMERCE SEGMENT

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages and average order values)
Segment revenues	$54,633	$57,112	$(2,479)	(4)%	$390,192	$390,751	$(559)	—%
Segment operating income/(loss)	$(6,304)	$(1,847)	$(4,457)	241%	$21,686	$27,406	$(5,720)	(21)%
Key metrics and other financial data:
Consumer orders	1,081	1,115	(34)	(3)%	7,549	7,780	(231)	(3)%
Average order value	$49.30	$49.78	$(0.48)	(1)%	$50.98	$49.48	$1.50	3%
Segment operating margin	(12)%	(3)%			6%	7%
Provide Commerce Segment Revenues
Provide Commerce segment revenues decreased $2.5 million, or 4%, for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, as a result of a 3% decrease in consumer order volume and a 1% decrease in average order value. The decrease in average order value was due to a shift in product mix and was partially offset by lower discounts on products. Revenues for the Personal Creations and Gourmet Foods businesses increased 7% and 2%, respectively, while revenues for the ProFlowers business declined 11% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.
Provide Commerce segment revenues were flat for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. Average order value increased by 3% due to favorable product mix and lower discounting on products. This increase was offset by a decline in consumer order volume of 3%. Revenues for the Gourmet Foods business increased 8% and revenues for the Personal Creations business increased slightly, while revenues for the ProFlowers business declined 4% for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.
Provide Commerce Segment Operating Income
Provide Commerce segment operating loss increased $4.5 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The gross margin for the Provide Commerce segment decreased to 30% for the three months ended September 30, 2017 as compared to 34% for the three months ended September 30, 2016 primarily due to increased shipping and other costs. Sales and marketing expenses increased $2.6 million primarily due to additional marketing spend to drive increased customer acquisition and retention. General and administrative expenses decreased $1.4 million primarily due to lower personnel-related costs, facilities costs, and legal expenses.
Provide Commerce segment operating income decreased $5.7 million, or 21%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The gross margin for the Provide Commerce segment increased to 37% for the nine months ended September 30, 2017 as compared to 36% for the nine months ended September 30, 2016 primarily due to shifts to lower cost products and improved peak demand inventory management, which were partially offset by increased shipping, seasonal employee, and distribution center costs. Sales and marketing expenses increased $13.6 million primarily due to additional marketing spend to drive increased customer acquisition and retention. General and administrative expenses also decreased by $3.3 million primarily due to lower personnel-related costs, facilities costs, and legal expenses. Provide Commerce segment operating margin was 6% for the nine months ended September 30, 2017 compared to 7% for the nine months ended September 30, 2016.

CONSUMER SEGMENT

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages and average order values)
Segment revenues	$43,631	$51,260	$(7,629)	(15)%	$196,547	$220,743	$(24,196)	(11)%
Segment operating income	$3,225	$5,019	$(1,794)	(36)%	$15,460	$22,326	$(6,866)	(31)%
Key metrics and other financial data:
Consumer orders	555	645	(90)	(14)%	2,588	2,890	(302)	(10)%
Average order value	$73.51	$74.52	$(1.01)	(1)%	$71.51	$71.99	$(0.48)	(1)%
Segment operating margin	7%	10%			8%	10%
Consumer Segment Revenues
Consumer segment revenues decreased $7.6 million, or 15%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, driven by a 14% decrease in order volume combined with a 1% decrease in average order value. The decrease in order volume was largely related to declines in orders from partner programs as well as traffic from other marketing channels. The decrease in average order value was primarily due to an unfavorable product mix, including an increase in orders through our Gold Program, which is a consumer membership program that offers reduced service and shipping fees.
Consumer segment revenues decreased $24.2 million, or 11%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, driven by a 10% decrease in order volume combined with a 1% decrease in average order value. The decrease in order volume was primarily due to a decrease in partner programs, including sympathy, group buying, and airlines. The decrease in average order value was also due to a decrease in partner program orders and increased Gold Program orders, resulting in a less favorable product mix.
Consumer Segment Operating Income
Consumer segment operating income decreased $1.8 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The gross margin for the Consumer segment decreased to 31% for the three months ended September 30, 2017 as compared to 32% for the three months ended September 30, 2016 primarily due to a less favorable product mix. Sales and marketing expenses decreased $1.3 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to reduced variable marketing spend related to lower order volume. Consumer segment operating margin was 7% for the three months ended September 30, 2017 compared to 10% for the three months ended September 30, 2016.
Consumer segment operating income decreased $6.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The gross margin for the Consumer segment was relatively unchanged at 31% for both the nine months ended September 30, 2017 and 2016. Sales and marketing expenses decreased $1.3 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to reduced variable marketing spend related to lower order volume partially offset by increased spend for higher cost marketing channels and higher personnel-related costs. Consumer segment operating margin was 8% for the nine months ended September 30, 2017 compared to 10% for the nine months ended September 30, 2016.

FLORIST SEGMENT

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages and average revenues per member)
Segment revenues	$34,665	$36,605	$(1,940)	(5)%	$125,261	$126,955	$(1,694)	(1)%
Segment operating income	$9,552	$11,362	$(1,810)	(16)%	$35,757	$36,722	$(965)	(3)%
Key metrics and other financial data:
Average revenues per member	$3,263	$3,233	$30	1%	$11,397	$10,874	$523	5%
Segment operating margin	28%	31%			29%	29%
Florist Segment Revenues
Florist segment revenues for the three months ended September 30, 2017 decreased $1.9 million, or 5%, compared to the three months ended September 30, 2016. The decline is primarily due to a change in the timing of holiday container shipments to the fourth quarter of 2017 from the third quarter of 2016 combined with a decrease in technology system sales. Average revenues per member increased 1% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to a decline in floral network membership during the three months ended September 30, 2017.
Florist segment revenues for the nine months ended September 30, 2017 decreased $1.7 million, or 1%, compared to the nine months ended September 30, 2016. Products revenues decreased $0.8 million, or 2%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to the change in timing of holiday container shipments as described above and a decrease in technology system sales. These decreases were partially offset by an increase in fresh flower sales. Services revenues decreased $0.9 million, or 1%, primarily due to lower order-related revenues. Average revenues per member increased 5% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to a decline in floral network membership during the nine months ended September 30, 2017.
Florist Segment Operating Income
Florist segment operating income decreased $1.8 million, or 16%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The gross margin for the Florist segment increased to 69% for the three months ended September 30, 2017 as compared to 68% for the three months ended September 30, 2016 primarily due to favorable product and services mix. General and administrative expenses increased $0.7 million primarily due to an increase in bad debt expense for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The Florist segment operating margin was 28% for the three months ended September 30, 2017 compared to 31% for the three months ended September 30, 2016.
Florist segment operating income decreased $1.0 million, or 3%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The gross margin for the Florist segment decreased to 67% for the nine months ended September 30, 2017 as compared to 68% for the nine months ended September 30, 2016 primarily due to an increase in product costs. General and administrative expensed decreased $0.5 million primarily due to a $1.5 million decrease in bad debt expense, partially offset by a increase in personnel and technology costs. The Florist segment operating margin was 29% for both the nine months ended September 30, 2017 and the nine months ended September 30, 2016.

INTERNATIONAL SEGMENT

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages, average order values, and average currency exchange rates)
In USD:
Segment revenues	$31,477	$31,364	$113	—%	$106,416	$116,846	$(10,430)	(9)%
Impact of foreign currency	87	—	87		10,661	—	10,661
Segment revenues (in constant currency)(a)	$31,564	$31,364	$200	1%	$117,077	$116,846	$231	—%

Segment operating income	$3,384	$3,845	$(461)	(12)%	$11,982	$15,225	$(3,243)	(21)%
Impact of foreign currency	6	—	6		1,220	—	1,220
Segment operating income (in constant currency)(a)	$3,390	$3,845	$(455)	(12)%	$13,202	$15,225	$(2,023)	(13)%

Key metrics and other financial data:
Consumer orders	559	560	(1)	—%	1,933	1,979	(46)	(2)%
Average order value	$46.86	$45.90	$0.96	2%	$45.48	$48.47	$(2.99)	(6)%
Segment operating margin	11%	12%			11%	13%
In GBP:
Segment revenues	£24,017	£23,853	£164	1%	£83,696	£83,469	£227	—%
Average order value	£35.78	£34.95	£0.83	2%	£35.78	£34.68	£1.10	3%
Average currency exchange rate: GBP to USD	1.31	1.31			1.27	1.40

(a)	USD at prior year foreign currency exchange rate.
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
International Segment Revenues
International segment revenues increased $0.1 million ($0.2 million, or 1%, in constant currency) for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase in revenues in constant currency was due to an increase in average order value of 2% due to favorable product mix with order volume remaining stable.
International segment revenues decreased $10.4 million, or 9%, (increased $0.2 million, or 0.2%, in constant currency) for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in revenues in constant currency was primarily due to an increase in average order value of 3% due to favorable product mix partially offset by a decrease in order volume of 2%.
International Segment Operating Income
International segment operating income decreased $0.5 million, or 12%, ($0.5 million, or 12%, in constant currency) for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The gross margin for the International segment was relatively stable at 32% for both the three months ended September 30, 2017 and 2016. Sales and marketing expenses increased $0.1 million ($0.1 million in constant currency). General and administrative expenses increased $0.3 million ($0.2 million in constant currency). International segment operating margin was 11% for the three months ended September 30, 2017 compared to 12% for the three months ended September 30, 2016.

International segment operating income decreased $3.2 million, or 21%, ($2.0 million, or 13%, in constant currency) for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The gross margin for the International segment decreased to 31% for the nine months ended September 30, 2017 as compared to 32% for the nine months ended September 30, 2016 primarily due to a less favorable product mix. Sales and marketing expenses decreased $0.7 million (increased $0.6 million in constant currency) primarily due to increased consumer marketing spend. General and administrative expenses increased $0.2 million ($1.1 million in constant currency) primarily due to technology costs. International segment operating margin was 11% for the nine months ended September 30, 2017 compared to 13% for the nine months ended September 30, 2016.
UNALLOCATED EXPENSES

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages)
Unallocated expenses	$11,573	$9,416	$2,157	23%	$32,428	$29,514	$2,914	10%
Unallocated expenses include various corporate costs, such as executive management, corporate finance, and legal costs. In addition, unallocated expenses include stock-based and incentive compensation, restructuring and other exit costs, transaction and integration costs, and litigation and dispute settlement charges and gains.
Unallocated expenses increased $2.2 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This increase was primarily due to $3.5 million in costs related to corporate strategic planning, which was partially offset by decreases of $1.1 million in personnel-related expenses and $1.0 million in transaction and integration costs. In addition, restructuring costs of $1.1 million were incurred during the three months ended September 30, 2017 and $0.6 million were incurred during the three months ended September 30, 2016.
Unallocated expenses increased $2.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This increase was primarily due to $5.3 million in costs related to corporate strategic planning, $1.1 million in professional fees, and $0.6 million in other tax-related charges. These increases were partially offset by decreases of $2.5 million in personnel-related expenses, $1.2 million in transaction and integration costs, and $0.7 million in legal settlements.
LIQUIDITY AND CAPITAL RESOURCES
Credit Agreement
On September 19, 2014, FTD Companies, Inc. entered into a credit agreement (the “Credit Agreement”) with Interflora British Unit, certain wholly owned domestic subsidiaries of FTD Companies, Inc. party thereto as guarantors, the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of America, N.A., as the administrative agent for the lenders, which provided for a term loan in an aggregate principal amount of $200 million, the proceeds of which were used to repay a portion of outstanding revolving loans and also provided for a $350 million revolving credit facility. On December 31, 2014, we borrowed $120 million under the revolving credit facility to fund the cash portion of the Provide Commerce purchase price.
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

The interest rates applicable to borrowings under the Credit Agreement are based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to the Company’s net leverage ratio. As of September 30, 2017, the base rate margin was 0.75% per annum and the LIBOR margin was 1.75% per annum. In addition, the Company pays a commitment fee ranging from 0.20% per annum to 0.40% per annum on the unused portion of the revolving credit facility. The stated interest rates (based on LIBOR) as of September 30, 2017 under the term loan and the revolving credit facility were 3.08% and 2.99%, respectively. The effective interest rates as of September 30, 2017 under the term loan and the revolving credit facility were 4.08% and 3.61%, respectively. The effective interest rates include the amortization of both the debt issuance costs and the effective portion of the interest rate swap and commitment fees. The commitment fee rate as of September 30, 2017 was 0.25%. The Credit Agreement contains customary representations and warranties, events of default, affirmative covenants, and negative covenants, that, among other things, require the Company to maintain compliance with a maximum net leverage ratio and a minimum consolidated fixed charge coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, asset sales, and the Company’s ability to incur additional debt and additional liens. The Company was in compliance with all covenants under the Credit Agreement as of September 30, 2017.
The term loan is subject to amortization payments of $5 million per quarter and customary mandatory prepayments under certain conditions. During the nine months ended September 30, 2017, the Company made scheduled payments of $15 million under the term loan. The Company had net repayments of $10 million on the revolving credit facility during the nine months ended September 30, 2017. The outstanding balance of the term loan and all amounts outstanding under the revolving credit facility are due upon maturity in September 2019. As of September 30, 2017, the remaining borrowing capacity under the Credit Agreement, which was reduced by $2.0 million in outstanding letters of credit, was $238.0 million, subject to certain limitations under covenants contained in the Credit Agreement. After giving effect to the net leverage ratio contained in the Credit Agreement, approximately $74 million was available for additional borrowing as of September 30, 2017 based on 3.25 times the total of Adjusted EBITDA (as defined in the Credit Agreement) for the last twelve months.
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
Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016
Our total cash and cash equivalents balance decreased by $53.2 million to $27.8 million as of September 30, 2017, compared to $81.0 million as of December 31, 2016, which included the use of available cash for a voluntary reduction of debt during 2017. Our summary cash flows for the periods presented were as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash used for operating activities	$(18,144)	$(3,600)
Net cash used for investing activities	$(10,677)	$(10,072)
Net cash used for financing activities	$(25,941)	$(27,376)
Net cash used for operating activities increased $14.5 million to $18.1 million for the nine months ended September 30, 2017 compared to $3.6 million for the nine months ended September 30, 2016. Net cash used for operating activities is driven by our net income/(loss) adjusted for non-cash items including, but not limited to, depreciation and amortization, impairment of assets, deferred taxes, stock-based compensation, gains on life insurance, and changes in operating assets and liabilities. The increase in the net cash used for operating activities was primarily due to a $41.2 million increase in non-cash items partially offset by a net loss of $57.6 million for the nine months ended September 30, 2017 compared to net income of $3.3 million for the comparable 2016 period. In addition, net operating assets and liabilities increased $5.1 million. Non-cash items increased primarily due to the impairment of goodwill, intangible assets, and other long-lived assets, which was partially offset by lower depreciation and amortization and deferred taxes. Changes in working capital can cause variations in our cash flows used for operating activities due to seasonality, timing, and other factors.

Net cash used for investing activities increased $0.6 million primarily due to fewer purchases of property and equipment, partially offset by prior year proceeds received from corporate-owned life insurance policies. Purchases of property and equipment totaled $10.7 million during the nine months ended September 30, 2017 compared to $12.0 million during the nine months ended September 30, 2016. We currently anticipate total capital expenditures for 2017 of up to $22 million. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, capital expenditures related to potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, we may choose to invest in technological advances in support of our business initiatives or make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.
Net cash used for financing activities decreased $1.4 million primarily due to common stock shares repurchased totaling $12.0 million during the nine months ended September 30, 2016 under our 2016 Repurchase Program. We did not repurchase any shares under this program during the nine months ended September 30, 2017. Partially offsetting this decrease was the net repayment of amounts outstanding under the Credit Agreement totaling $25.0 million during the nine months ended September 30, 2017 compared to the repayment of $15.0 million during the nine months ended September 30, 2016.
We expect that positive cash flows from operations and availability under our Credit Agreement, if needed, will provide enough liquidity to enable us to meet our cash requirements over the next twelve months. We may use our existing cash balances and future cash generated from operations as well as available liquidity under our Credit Agreement to fund, among other things, working capital; stock repurchases; interest payment obligations; quarterly debt amortization payments and mandatory prepayments, if any, under the Credit Agreement; capital expenditures; and acquisitions.
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
On March 8, 2016, our board of directors authorized the 2016 Repurchase Program, which allows us to repurchase up to $60 million of FTD common stock from time to time over a two-year period in both open market and privately negotiated transactions. The objective of the 2016 Repurchase Program is to offset the dilutive effect on earnings per share from stock-based compensation and allow for opportunistic stock purchases to return capital to shareholders. The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2017. As of September 30, 2017, $44.8 million was available under this program for future purchases.
Contractual Obligations and Other Commitments
There have been no material changes, outside the ordinary course of business, related to the Company’s contractual obligations or other commitments as disclosed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
At September 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

There have been no changes to the Company’s Critical Accounting Policies, Estimates, and Assumptions as disclosed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 except as noted below.
Goodwill, Intangible Assets, and Other Long-Lived Assets
Goodwill is tested for impairment at the reporting unit level. A reporting unit is a business or a group of businesses for which discrete financial information is available and is regularly reviewed by management. An operating segment is made up of one or more reporting units. The Company reports its business operations in four operating and reportable segments: Consumer, Provide Commerce, Florist, and International. Each of the Consumer, Florist, and International segments is a reporting unit. The Provide Commerce segment is comprised of two reporting units, ProFlowers/Gourmet Foods and Personal Creations. The ProFlowers and Gourmet Foods businesses have similar margins and share operations and business team structure, among other similarities. Therefore, these businesses meet the aggregation criteria, and as such, we have aggregated these two businesses into one reporting unit.
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
Goodwill and indefinite-lived intangible assets are not subject to amortization but are reviewed for impairment in the fourth quarter of each year, or more frequently if events or substantive changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value (i.e. that a triggering event has occurred). Testing goodwill, intangible assets, and other long-lived assets for impairment involves comparing the fair value of the reporting unit or intangible asset to its carrying value. If the carrying amount of a reporting unit, intangible asset, or other long-lived asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess, up to the amount of goodwill in the case of a reporting unit.
In calculating the fair value of the reporting units, we used a combination of the market approach and the income approach valuation methodologies. The income approach was used primarily, as we believe that a discounted cash flow approach is the most reliable indicator of the fair values of the businesses. Under the market approach, we used the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar companies based on business description, revenue size, markets served, and profitability. The key assumptions used in the income approach discounted cash flow valuation model included discount rates, growth rates, cash flow projections, and terminal growth rates. The discount rate utilized is indicative of the return an investor would expect to receive for investing in a similar business. Considering industry and company specific historical data and internal forecasts and projections, management developed growth rates and cash flow projections for each reporting unit. In determining the terminal growth rates, we considered GDP growth, consumer price inflation and the long term growth prospects of each reporting unit. The discount rate, growth rates, royalty rates, cash flow projections, and terminal growth rates are also significant estimates used in the determination of the fair value of the indefinite-lived intangible assets.
The assessment of whether or not goodwill and/or indefinite-lived intangible assets are impaired involves a significant level of judgment and estimates in selecting the assumptions used to determine the fair values of our reporting units and indefinite-lived intangible assets. We believe our analysis included sufficient tolerance for sensitivity in key assumptions. We believe the assumptions and rates used in our impairment assessments are reasonable, but they are judgmental, and variations in any assumptions could result in materially different calculations of fair value. Factors that have the potential to create variances in the estimated fair value of the reporting units include, but are not limited to, fluctuations in (1) forecasted order volumes and average order values, which can be driven by multiple external factors affecting demand, including macroeconomic factors, competitive dynamics, and changes in consumer preferences; (2) marketing costs to generate orders; (3) product and fulfillment costs; (4) operational efficiency; and (5) equity valuations of peer companies.

Due to a sustained decline in our market capitalization during the three months ended September 30, 2017, we determined that a triggering event had occurred that required an interim impairment assessment for all of our reporting units, intangible assets, and other long-lived assets. We performed a quantitative interim test which resulted in our determination that the fair values of our Florist, International, and Personal Creations reporting units exceeded their carrying values and, therefore, their goodwill was not impaired. The International and Personal Creations reporting unit fair values reasonably exceed their carrying values, while the fair value of the Florist reporting unit exceeded its carrying value by 7.5%. The fair values of the Consumer and ProFlowers/Gourmet Foods reporting units were less than their carrying values and, as such, the goodwill of these reporting units was deemed to be impaired. Impairment charges of $16.8 million and $26.8 million, respectively, were recorded during the three months ended September 30, 2017 related to the goodwill of the Consumer and ProFlowers/Gourmet Foods reporting units.
Certain key assumptions used in determining the fair value for the Company’s reporting units were as follows:

	Discount Rates	Terminal Growth Rates
Consumer	16.5%	2.0%
Florist	13.5%	0.5%
International	12.5%	2.0%
ProFlowers/Gourmet Foods	14.0%	2.0%
Personal Creations	14.0%	2.5%
In conjunction with the interim goodwill impairment test, we also reviewed the fair values of our indefinite-lived intangible assets for impairment. The interim impairment test for the indefinite-lived intangible assets was performed by comparing the fair values of such assets to their respective carrying values and resulted in the determination that the fair value of the indefinite-lived intangible asset related to the International segment trademark and trade name exceeded its carrying amount and, therefore, was not impaired. The Consumer and Florist segments share a trademark and trade name and, therefore, share the related indefinite-lived asset. The fair value of this indefinite-lived intangible asset was less than its carrying value, and, accordingly, a pre-tax impairment charge of $13.1 million was recorded in the three months ended September 30, 2017. Certain key assumptions used in determining the fair value of the indefinite-lived intangible assets were discount rates of 12.5% to 16.5% and average royalty rates of 2.5% to 6.0%.
We account for finite-lived intangible assets and other long-lived assets in accordance with ASC 360, Property, Plant and Equipment. Intangible assets acquired in a business combination are initially recorded at management’s estimate of their fair values. We evaluate the recoverability of identifiable intangible assets and other long-lived assets, other than indefinite-lived intangible assets, for impairment when events occur or circumstances change that would indicate that the carrying amount of an asset may not be recoverable. Events or circumstances that may indicate that an asset is impaired include, but are not limited to, significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future operating results, a change in the extent or manner in which an asset is used, shifts in technology, significant negative industry or economic trends, changes in our operating model or strategy, and competitive forces. In determining if an impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets’ carrying amounts and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amounts of the assets exceed the respective fair values of the assets. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from five to fifteen years. Our identifiable intangible assets were acquired primarily in connection with business combinations.
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
In conjunction with the interim goodwill impairment test, the Company also reviewed its finite-lived intangible assets for potential impairment. An impairment evaluation of the finite-lived intangible assets was also performed which indicated that the carrying amount of the complete technology intangible related to the acquisition of Provide Commerce was not recoverable when compared to the expected undiscounted future cash flows. As such, a pre-tax impairment charge of $16.3 million was recorded related to the finite-lived intangible assets of the Provide Commerce segment during the quarter ended September 30, 2017.

Also in conjunction with the interim goodwill impairment test, the Company performed an impairment evaluation of its other long-lived assets by comparing the expected undiscounted future cash flows to the carrying amounts of the assets. The result of this evaluation was that the carrying amounts of the property and equipment associated with the Provide Commerce segment were not recoverable when compared to the expected undiscounted cash flows. Based on management’s assessment of the fair value of this asset group, based on a discounted cash flow analysis, the Company determined that the carrying value of that asset group exceeded the fair value and, as a result, a $9.7 million pre-tax impairment charge was recorded during the three months ended September 30, 2017.
The Company is currently completing a significant strategic review of all its businesses. Given the uncertainties regarding the related impact on financial performance, there can be no assurance that the estimates and assumptions made for purposes of the interim impairment testing will prove to be accurate predictions of the future. If the our projections of future cash flows and financial performance are not achieved, or if our market capitalization declines further, we may be required to record impairment charges on our goodwill, intangible assets, or other long-lived assets in future periods, whether in connection with our next annual impairment testing in the fourth quarter of 2017, or on an interim basis, if any such change constitutes a triggering event outside of the quarter when we regularly performs our annual impairment tests. It is not possible at this time to determine if any such additional future impairment charge would result or, if it does, whether such charge would be material. See Note 5—“Goodwill, Intangible Assets, and Other Long-Lived Assets” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for the remaining balances of goodwill by reporting unit and intangible assets.
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
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of such period, due to the material weakness in our internal control over financial reporting as described below, the Company’s disclosure controls and procedures are not effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Remediation Plan
We are committed to remediating the material weakness by implementing improvements to our internal control over financial reporting. With the oversight of senior management and the audit committee, we have implemented new internal controls to remediate the underlying cause of the material weakness as follows:

•	Enhance control procedures to ensure completeness of analyses supporting significant tax positions taken by the Company related to cross-border indirect taxes.

•
Enhance monitoring activities over highly technical tax-related aspects of cross-border transactions, including implementation of formal periodic meetings attended by the Interim Chief Financial Officer, corporate and divisional controllers, and members of the Company’s legal and tax departments, along with the engagement of external legal and tax experts as appropriate, to ensure that significant tax positions related to cross-border indirect taxes are fully reviewed and continuously monitored for appropriate accounting and disclosure.

Management is committed to a strong internal control environment and believes that, when fully tested in the fourth quarter, the measures described above will remediate the material weakness in our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
Other than the improvements noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On June 23, 2016, the U.K. held a referendum in which a majority of voters voted to leave the European Union (“E.U.”), commonly referred to as “Brexit.” On March 29, 2017, the Prime Minister of the U.K. submitted formal notice to the E.U. in order to trigger Article 50 of the Treaty on European Union. This is the formal mechanism which begins the two-year process of negotiating the U.K.’s exit from the E.U. and the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U., and potentially other countries. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key geographic areas, disrupt the markets we serve, and significantly disrupt trade between the U.K. and the E.U. or other nations as the U.K. pursues independent trade relations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. The effects of Brexit will depend on any agreements the U.K. makes to retain access to the E.U. or other markets either during a transitional period or more permanently. Compliance with new laws or regulations regarding trade, delivery and other cross-border activities between the U.K. and the E.U. could be costly, negatively impacting our business, financial condition, operating results and cash flows. Our International segment operates principally in the U.K. For the nine months ended September 30, 2017, our International segment contributed approximately 13.2% of our consolidated revenues.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 8, 2016, the Company’s board of directors authorized a common stock repurchase program that allows the Company to repurchase up to $60 million of its common stock from time to time over a two year period in both open market and privately negotiated transactions. The Company did not repurchase any shares of common stock during the nine months ended September 30, 2017. As of September 30, 2017, $44.8 million was available under this program for future purchases.
ITEM 6.  EXHIBITS

Incorporated by Reference to
No.	Exhibit Description	Filed with this Form 10-Q	Form	File No.	Date Filed	Exhibit Number (if different)
10.1	Employment Agreement by and between FTD Companies, Inc. and Jeffery Severts	X
10.2	Employment Agreement by and between FTD Companies, Inc. and Simha Kumar	X
10.3	Separation of Employment Agreement by and between FTD.Com, Inc. and Helen Quinn	X
10.4	Form of Option Agreement for Officers with Employment Agreements	X
10.5	Form of Restricted Stock Unit Issuance Agreement for Officers with Employment Agreements	X
10.6	Assignment and Assumption Agreement between General Communication, Inc., Liberty Interactive Corporation, Liberty Interactive, LLC, Ventures Holdco, LLC, and FTD Companies, Inc.	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2017	FTD Companies, Inc. (Registrant)

	By:	/s/ Brian S. Cooper
Brian S. Cooper
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)