Form 10-Q/A
period 2017-09-30
FTD Companies, Inc.
filed 2018-02-26
CIK 1575360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

FTD Companies, Inc. (the “Company,” “FTD,” “we,” or “us”) is filing this amended Form 10-Q/A (“Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the period ended September 30, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2017 (“Original Form 10-Q”), to restate our interim unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2017 to correct for a material calculation error in the determination of the goodwill impairment. The primary impact of the restatement is to increase the goodwill impairments recorded by the Consumer and ProFlowers/Gourmet Foods reporting units by approximately $21.2 million and $1.8 million, respectively. This Form 10-Q/A also amends certain other items in the Original Filing. This Form 10-Q/A corrects and supersedes the Original Form 10-Q, and does not reflect events occurring after the filing of the Original
Form 10-Q.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are also being filed as exhibits to this Amendment. This restatement resulted in the identification of a material weakness in internal control over financial reporting which, along with our plan for remediation, is described in Part I, Item  4—Controls and Procedures in this Form 10-Q/A. We are committed to remediating this material weakness as promptly as possible. Implementation of our remediation plans has commenced and is being overseen by the Audit Committee.

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

PART I—FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
FTD COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2017 As Restated(1)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$27,845	$81,002
Accounts receivable, net of allowances of $4,675 and $4,962 as of September 30, 2017 and December 31, 2016, respectively	24,528	26,659
Inventories	30,827	24,996
Prepaid expenses and other current assets	10,959	13,697
Total current assets	94,159	146,354
Property and equipment, net	42,582	57,559
Intangible assets, net	234,889	272,798
Goodwill	403,131	463,465
Other assets	21,387	22,138
Total assets	$796,148	$962,314
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,602	$70,254
Accrued liabilities	45,309	68,274
Accrued compensation	12,988	19,165
Deferred revenue	5,776	4,911
Income taxes payable	726	2,005
Current portion of long-term debt	20,000	20,000
Total current liabilities	124,401	184,609
Long-term debt	232,326	256,306
Deferred tax liabilities, net	69,275	85,932
Other liabilities	6,527	7,740
Total liabilities	432,529	534,587
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, 5,000,000 shares, par value $0.0001, authorized; no shares issued and outstanding	—	—
Common stock, 60,000,000 shares, par value $0.0001, authorized; 29,977,751 and 29,731,189 shares issued as of September 30, 2017 and December 31, 2016, respectively	3	3
Treasury stock, 2,430,897 shares as of September 30, 2017 and December 31, 2016	(65,221)	(65,221)
Additional paid-in capital	702,053	694,773
Accumulated deficit	(230,771)	(150,191)
Accumulated other comprehensive loss	(42,445)	(51,637)
Total stockholders’ equity	363,619	427,727
Total liabilities and stockholders’ equity	$796,148	$962,314

(1) See Note 16—“Restatement of Unaudited Condensed Consolidated Financial Statements”
The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017 As Restated(1)	2016	2017 As Restated(1)	2016
Revenues:
Products	$131,361	$142,451	$705,553	$737,991
Services	29,943	30,428	100,390	103,341
Total revenues	161,304	172,879	805,943	841,332
Operating expenses:
Cost of revenues—products	98,895	103,653	489,704	517,811
Cost of revenues—services	4,280	4,405	13,024	13,757
Sales and marketing	36,450	35,012	181,570	168,885
General and administrative	27,656	25,980	83,450	84,113
Amortization of intangible assets	3,820	15,240	11,459	45,873
Restructuring and other exit costs	1,113	612	2,057	2,230
Impairment of goodwill, intangible assets, and other long-lived assets	105,735	—	105,735	—
Total operating expenses	277,949	184,902	886,999	832,669
Operating income/(loss)	(116,645)	(12,023)	(81,056)	8,663
Interest income	122	135	359	410
Interest expense	(2,721)	(2,429)	(7,671)	(7,273)
Other income/(expense), net	126	(9)	324	1,804
Income/(loss) before income taxes	(119,118)	(14,326)	(88,044)	3,604
Provision for/(benefit from) income taxes	(19,799)	(4,057)	(7,464)	347
Net income/(loss)	$(99,319)	$(10,269)	$(80,580)	$3,257
Earnings/(loss) per common share:
Basic earnings/(loss) per share	$(3.61)	$(0.37)	$(2.93)	$0.12
Diluted earnings/(loss) per share	$(3.61)	$(0.37)	$(2.93)	$0.12

(1) See Note 16—“Restatement of Unaudited Condensed Consolidated Financial Statements”
The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017 As Restated(1)	2016	2017 As Restated(1)	2016
Net income/(loss)	$(99,319)	$(10,269)	$(80,580)	$3,257
Other comprehensive income/(loss):
Foreign currency translation	3,089	(2,633)	8,935	(13,151)
Cash flow hedges:
Changes in net gains on derivatives, net of tax of $55 and $54 for the three months ended September 30, 2017 and 2016, respectively, and $162 and $147 for the nine months ended September 30, 2017 and 2016, respectively	85	86	257	236
Other comprehensive income/(loss)	3,174	(2,547)	9,192	(12,915)
Total comprehensive loss	$(96,145)	$(12,816)	$(71,388)	$(9,658)

(1) See Note 16—“Restatement of Unaudited Condensed Consolidated Financial Statements”
The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit As Restated(1)	Total Stockholders’ Equity As Restated(1)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	29,731	$3	(2,431)	$(65,221)	$694,773	$(51,637)	$(150,191)	$427,727
Net loss	—	—	—	—	—	—	(80,580)	(80,580)
Other comprehensive income	—	—	—	—	—	9,192	—	9,192
Stock-based compensation	—	—	—	—	8,221	—	—	8,221
Vesting of restricted stock units and related repurchases of common stock	186	—	—	—	(1,983)	—	—	(1,983)
Issuance of common stock through employee stock purchase plan	61	—	—	—	1,042	—	—	1,042
Balance as of September 30, 2017	29,978	$3	(2,431)	$(65,221)	$702,053	$(42,445)	$(230,771)	$363,619

(1) See Note 16—“Restatement of Unaudited Condensed Consolidated Financial Statements”
The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2017 As Restated(1)	2016
Cash flows from operating activities:
Net income/(loss)	$(80,580)	$3,257
Adjustments to reconcile net income/(loss) to net cash used for operating activities:
Depreciation and amortization	27,778	63,502
Impairment of goodwill, intangible assets, and other long-lived assets	105,735	—
Stock-based compensation	8,221	10,803
Provision for doubtful accounts receivable	1,515	2,936
Amortization of debt issuance costs	1,020	1,020
Impairment of fixed assets	—	398
Deferred taxes, net	(17,314)	(14,519)
Gains on life insurance	—	(1,583)
Other, net	(95)	76
Changes in operating assets and liabilities:
Accounts receivable, net	923	(1,791)
Inventories	(5,770)	(2,025)
Prepaid expenses and other assets	4,139	5,623
Accounts payable and accrued liabilities	(62,235)	(71,932)
Deferred revenue	750	1,037
Income taxes receivable or payable	(1,033)	1,882
Other liabilities	(1,198)	(2,284)
Net cash used for operating activities	(18,144)	(3,600)
Cash flows from investing activities:
Purchases of property and equipment	(10,677)	(12,018)
Proceeds from life insurance	—	1,946
Net cash used for investing activities	(10,677)	(10,072)
Cash flows from financing activities:
Proceeds from long-term debt	90,000	—
Payments on long-term debt	(115,000)	(15,000)
Exercise of stock options and purchases from employee stock plans	1,042	1,304
Repurchases of common stock withheld for taxes	(1,983)	(1,645)
Repurchases of common stock	—	(12,035)
Net cash used for financing activities	(25,941)	(27,376)
Effect of foreign currency exchange rate changes on cash and cash equivalents	1,605	(652)
Change in cash and cash equivalents	(53,157)	(41,700)
Cash and cash equivalents, beginning of period	81,002	57,892
Cash and cash equivalents, end of period	$27,845	$16,192

(1) See Note 16—“Restatement of Unaudited Condensed Consolidated Financial Statements”
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

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intersegment revenues represent amounts charged from one segment to the other for services provided based on order volume at a set rate per order. Intersegment revenues by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Intersegment revenues:
Provide Commerce	$(355)	$(440)	$(1,336)	$(1,707)
Consumer	(2,675)	(2,951)	(10,847)	(12,022)
Florist	(72)	(71)	(290)	(234)
Total intersegment revenues	$(3,102)	$(3,462)	$(12,473)	$(13,963)
Geographic revenues from sales to external customers were as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
U.S.	$129,827	$141,515	$699,527	$724,486
U.K.	31,477	31,364	106,416	116,846
Consolidated revenues	$161,304	$172,879	$805,943	$841,332
Below is a reconciliation of segment operating income to consolidated operating income and income before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment operating income/(loss)(a)
Provide Commerce	$(6,304)	$(1,847)	$21,686	$27,406
Consumer	3,225	5,019	15,460	22,326
Florist	9,552	11,362	35,757	36,722
International	3,384	3,845	11,982	15,225
Total segment operating income	9,857	18,379	84,885	101,679
Unallocated expenses(b)	(11,573)	(9,416)	(32,428)	(29,514)
Impairment of goodwill, intangible assets, and other long-lived assets	(105,735)	—	(105,735)	—
Depreciation expense and amortization of intangible assets	(9,194)	(20,986)	(27,778)	(63,502)
Operating income/(loss)	(116,645)	(12,023)	(81,056)	8,663
Interest expense, net	(2,599)	(2,294)	(7,312)	(6,863)
Other income/(expense), net	126	(9)	324	1,804
Income/(loss) before income taxes	$(119,118)	$(14,326)	$(88,044)	$3,604

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

The interim test resulted in the Company’s determination that the fair values of the Florist, International, and Personal Creations reporting units exceeded their carrying values and, therefore, their goodwill was not impaired. The fair values of the Consumer and ProFlowers/Gourmet Foods reporting units were less than their carrying values and, as such, their goodwill was deemed to be impaired. Impairment charges of $38.0 million and $28.6 million, respectively, were recorded during the three months ended September 30, 2017 related to the goodwill of the Consumer and ProFlowers/Gourmet Foods reporting units. These goodwill impairment charges are not deductible for tax purposes. The remaining goodwill balances for the Consumer, Florist, and International reporting units are included in the table below. The remaining goodwill balance for the ProFlowers/Gourmet Foods reporting unit is $92.6 million as of September 30, 2017.

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2017 were as follows (in thousands):

	Provide Commerce	Consumer	Florist	International	Total
Goodwill as of December 31, 2016	$147,501	$133,226	$109,651	$73,087	$463,465
Foreign currency translation	—	—	—	6,266	6,266
Impairment of Goodwill	(28,600)	(38,000)	—	—	(66,600)
Goodwill as of September 30, 2017	$118,901	$95,226	$109,651	$79,353	$403,131

In 2016, 2015, and 2008, the Company recorded impairment charges of $84.0 million, $85.0 million, and $116.3 million, respectively. The table above reflects the Company’s December 31, 2016 goodwill balances net of the previously recorded impairment charges. The total accumulated goodwill impairment was $351.9 million as of September 30, 2017.

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

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three months ended September 30, 2017, in conjunction with an interim impairment test of its reporting units, the Company also performed impairment tests of its intangible and other long-lived assets. Based on these tests, the Company determined that the carrying value of certain intangible assets and fixed assets exceeded their fair values as determined using the income approach. Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs, including projected cash flows over the estimated projection period and the discount rate. The resulting $39.1 million non-cash, pre-tax impairment charges (excluding goodwill impairment charges of $66.6 million) were recorded related to certain intangible assets and fixed assets of the Provide Commerce and Consumer segments. See Note 5—“Goodwill, Intangible Assets, and Other Long-Lived Assets” and Note 16—“Restatement of Unaudited Condensed Consolidated Financial Statements” for additional information.
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

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES
During the three months ended September 30, 2017, the Company recorded a tax benefit of $19.8 million on a pre-tax loss of $119.1 million, compared to a tax benefit of $4.1 million on a pre-tax loss of $14.3 million for the three months ended September 30, 2016. The goodwill impairment charges recorded during the three months ended September 30, 2017 are not tax deductible and, therefore, there was no tax benefit recorded on such charges. Excluding the impact of the non-deductible goodwill impairment, the increase in the tax rate was due to a higher portion of pre-tax loss expected to be earned in higher tax rate jurisdictions, a reduction in foreign tax benefits, and an increase in certain state tax rates.
During the nine months ended September 30, 2017, the Company recorded a tax benefit of $7.5 million on a pre-tax loss of $88.0 million, compared to a tax provision of $0.3 million on pre-tax income of $3.6 million for the nine months ended September 30, 2016. The goodwill impairment charges recorded during the nine months ended September 30, 2017 are not tax deductible and, therefore, there was no tax benefit recorded on such charges. Excluding the impact of the non-deductible goodwill impairment, the increase in the tax rate was due to a higher portion of pre-tax income expected to be earned in higher tax rate jurisdictions, a reduction in foreign tax benefits, and an increase in certain state tax rates. In addition, tax deficiencies related to vesting of equity awards increased tax expense by $1.5 million. As noted in Note 1—“Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements,” the Company adopted ASU 2016-09 on January 1, 2017. As such, tax deficiencies or excess tax benefits are recorded in the provision for income taxes for the nine months ended September 30, 2017 rather than in additional paid-in capital as was previously required.
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
The following table sets forth the computation of basic and diluted earnings/(loss) per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income/(loss)	$(99,319)	$(10,269)	$(80,580)	$3,257
Income allocated to participating securities	—	—	—	(66)
Net income/(loss) attributable to common stockholders	$(99,319)	$(10,269)	$(80,580)	$3,191
Denominator:
Basic average common shares outstanding	27,546	27,386	27,459	27,560
Add: Dilutive effect of securities	—	—	—	52
Diluted average common shares outstanding	27,546	27,386	27,459	27,612
Basic earnings/(loss) per common share	$(3.61)	$(0.37)	$(2.93)	$0.12
Diluted earnings/(loss) per common share	$(3.61)	$(0.37)	$(2.93)	$0.12
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

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. RESTATEMENT OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2017 have been restated to correct for a calculation error in the determination of the goodwill impairment. The primary impact of the restatement was to increase the goodwill impairments recorded for the Consumer and ProFlowers/Gourmet Foods reporting units by approximately $21.2 million and $1.8 million, respectively.

The effects of the restatement on the condensed consolidated financial statements are as follows (in 000s):

	September 30, 2017
	As Reported	As Restated
Condensed Consolidated Balance Sheets:
Goodwill	$426,131	$403,131
Total assets	819,148	796,148
Accumulated deficit	(207,771)	(230,771)
Total stockholders’ equity	386,619	363,619
Total liabilities and stockholders’ equity	819,148	796,148

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	As Reported	As Restated	As Reported	As Restated
Condensed Consolidated Statements of Operations:
Impairment of goodwill, intangible assets, and other long-lived assets	$82,735	$105,735	$82,735	$105,735
Total operating expenses	254,949	277,949	863,999	886,999
Operating income/(loss)	(93,645)	(116,645)	(58,056)	(81,056)
Income/(loss) before income taxes	(96,118)	(119,118)	(65,044)	(88,044)
Net income/(loss)	(76,319)	(99,319)	(57,580)	(80,580)
Basic earnings/(loss) per share	$(2.77)	$(3.61)	$(2.10)	$(2.93)
Diluted earnings/(loss) per share	$(2.77)	$(3.61)	$(2.10)	$(2.93)

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	As Reported	As Restated	As Reported	As Restated
Condensed Consolidated Statements of Comprehensive Income/(Loss):
Net income/(loss)	$(76,319)	$(99,319)	$(57,580)	$(80,580)
Total comprehensive loss	(73,145)	(96,145)	(48,388)	(71,388)

The effect of the restatement on the condensed consolidated statement of stockholders’ equity included the changes in net income/(loss), accumulated deficit, and total equity.

The restatement had no impact on cash flows from operating activities, cash flows from investing activities, or cash flows from financing activities for the nine months ended September 30, 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis has been revised for the effects of the restatement disclosed in Note 16—“Restatement of Unaudited Condensed Consolidated Financial Statements” of this Form 10-Q/A. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q/A.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017 As Restated(1)	2016	$	%	2017 As Restated(1)	2016	$	%
	(in thousands, except percentages)
Revenues	$161,304	$172,879	$(11,575)	(7)%	$805,943	$841,332	$(35,389)	(4)%
Operating expenses:
Cost of revenues	103,175	108,058	(4,883)	(5)%	502,728	531,568	(28,840)	(5)%
Sales and marketing	36,450	35,012	1,438	4%	181,570	168,885	12,685	8%
General and administrative	27,656	25,980	1,676	6%	83,450	84,113	(663)	(1)%
Amortization of intangible assets	3,820	15,240	(11,420)	(75)%	11,459	45,873	(34,414)	(75)%
Restructuring and other exit costs	1,113	612	501	82%	2,057	2,230	(173)	(8)%
Impairment of goodwill, intangible assets, and other long-lived assets	105,735	—	105,735	NM	105,735	—	105,735	NM
Total operating expenses	277,949	184,902	93,047	50%	886,999	832,669	54,330	7%
Operating income/(loss)	(116,645)	(12,023)	(104,622)	NM	(81,056)	8,663	(89,719)	NM
Interest expense, net	(2,599)	(2,294)	(305)	(13)%	(7,312)	(6,863)	(449)	(7)%
Other income/(expense), net	126	(9)	135	NM	324	1,804	(1,480)	(82)%
Income/(loss) before income taxes	(119,118)	(14,326)	(104,792)	NM	(88,044)	3,604	(91,648)	NM
Provision for/(benefit from) income taxes	(19,799)	(4,057)	(15,742)	NM	(7,464)	347	(7,811)	NM
Net income/(loss)	$(99,319)	$(10,269)	$(89,050)	NM	$(80,580)	$3,257	$(83,837)	NM

(1)
See Note 16—“Restatement of Unaudited Condensed Consolidated Financial Statements” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, for a further description of these charges.

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

Impairment of Goodwill, Intangible Assets, and Other Long-Lived Assets
Due to a sustained decline in our market capitalization during the three months ended September 30, 2017, management performed an interim impairment assessment for all of our reporting units, intangible assets, and other long-lived assets and recorded pre-tax impairment charges of $105.7 million. See Note 5—“Goodwill, Intangible Assets, and Other Long-Lived Assets” and Note 16—“Restatement of Unaudited Condensed Consolidated Financial Statements” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, for a further description of these charges.
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
Provision for/(Benefit from) Income Taxes
During the three months ended September 30, 2017, we recorded a tax benefit of $19.8 million on a pre-tax loss of $119.1 million compared to a tax benefit of $4.1 million on a pre-tax loss of $14.3 million for the three months ended September 30, 2016. The goodwill impairment charges recorded during the three months ended September 30, 2017 are not tax deductible and, therefore, there was no tax benefit recorded on such charges. Excluding the impact of the non-deductible goodwill impairment, the increase in the tax rate was due to a higher portion of pre-tax loss expected to be earned in higher tax rate jurisdictions, a reduction in foreign tax benefits, and an increase in certain state tax rates.
During the nine months ended September 30, 2017, we recorded a tax benefit of $7.5 million on a pre-tax loss of $88.0 million compared to a tax provision of $0.3 million on pre-tax income of $3.6 million for the nine months ended September 30, 2016. The goodwill impairment charges recorded during the nine months ended September 30, 2017 are not tax deductible and, therefore, there was no tax benefit recorded on such charges. Excluding the impact of the non-deductible goodwill impairment, the increase in the tax rate was due to a higher portion of pre-tax income expected to be earned in higher tax rate jurisdictions, a reduction in foreign tax benefits, and an increase in certain state tax rates. In addition, tax deficiencies related to vesting of equity awards increased tax expense by $1.5 million. As noted in Note 1—“Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements,” the Company adopted ASU 2016-09 on January 1, 2017. As such, tax deficiencies or excess tax benefits are recorded in the provision for income taxes for the nine months ended September 30, 2017 rather than in additional paid-in capital as was previously required.
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
Net cash used for operating activities increased $14.5 million to $18.1 million for the nine months ended September 30, 2017 compared to $3.6 million for the nine months ended September 30, 2016. Net cash used for operating activities is driven by our net income/(loss) adjusted for non-cash items including, but not limited to, depreciation and amortization, impairment of assets, deferred taxes, stock-based compensation, gains on life insurance, and changes in operating assets and liabilities. The increase in the net cash used for operating activities was primarily due to a $64.2 million increase in non-cash items partially offset by a net loss of $80.6 million for the nine months ended September 30, 2017 compared to net income of $3.3 million for the comparable 2016 period. In addition, net operating assets and liabilities increased $5.1 million. Non-cash items increased primarily due to the impairment of goodwill, intangible assets, and other long-lived assets, which was partially offset by lower depreciation and amortization and deferred taxes. Changes in working capital can cause variations in our cash flows used for operating activities due to seasonality, timing, and other factors.

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

Due to a sustained decline in our market capitalization during the three months ended September 30, 2017, we determined that a triggering event had occurred that required an interim impairment assessment for all of our reporting units, intangible assets, and other long-lived assets. We performed a quantitative interim test which resulted in our determination that the fair values of our Florist, International, and Personal Creations reporting units exceeded their carrying values and, therefore, their goodwill was not impaired. The Florist, International, and Personal Creations reporting unit fair values reasonably exceed their carrying values. The fair values of the Consumer and ProFlowers/Gourmet Foods reporting units were less than their carrying values and, as such, the goodwill of these reporting units was deemed to be impaired. Impairment charges of $38.0 million and $28.6 million, respectively, were recorded during the three months ended September 30, 2017 related to the goodwill of the Consumer and ProFlowers/Gourmet Foods reporting units.
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
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, due to the material weaknesses in our internal control over financial reporting, as described below, the Company’s disclosure controls and procedures are not effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Material Weakness Identified in Conjunction with Form 10-Q/A for the Period Ended September 30, 2017

Subsequent to filing the Original Form 10-Q for the period ended September 30, 2017, we determined that there was a calculation error in the determination of the goodwill impairment. The material weakness related to our control over the review of inputs used in the determination of the reporting unit carrying values that allowed a material error to occur that was not detected on a timely basis.

Remediation Plan

With the oversight of senior management and the audit committee, we will implement changes to remediate the underlying cause of this material weakness as follows:

•	Improve control procedures to ensure sufficient detailed review of the inputs utilized in the determination of the reporting unit carrying values for testing of goodwill for impairment.

•	Improve our documentation of review procedures performed in relation to testing of goodwill for impairment.

Management is committed to a strong internal control environment and believes that, when fully tested for the fourth quarter, the measures described above will remediate both of the material weaknesses in our internal control over financial reporting.

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
We have identified material weaknesses in our internal control over financial reporting, and our business and stock price may be adversely affected if we do not adequately address these weaknesses or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.
We did not adequately design the control over the completeness and precision of our assessment of certain cross-border indirect taxes, the periodic monitoring of these positions, and the appropriate accounting related to these positions. The errors were the result of an incorrect assessment of certain cross-border indirect taxes and required an immaterial restatement of our previously issued consolidated financial statements for the years ended December 31, 2015 and 2014 and for the quarters within the years ended December 31, 2016 and 2015. Management reviewed the control related to the completeness and precision of its assessment as well as the periodic monitoring of cross-border indirect taxes and concluded that there was a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. In addition, we did not adequately design the control over the review of inputs used in the determination of the reporting unit carrying values for the testing of goodwill for impairment that allowed a material error to occur that was not detected in a timely manner. Subsequent to filing the Original Form 10-Q for the period ended September 30, 2017, we determined that there was a calculation error in the determination of the goodwill impairment. The error has been corrected in this Form 10-Q/A. The existence of these or one or more other material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing as needed, and our business and financial condition could be harmed.
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
ITEM 6.  EXHIBITS

Incorporated by Reference to
No.	Exhibit Description	Filed with this Form 10-Q	Form	File No.	Date Filed	Exhibit Number (if different)
10.1	Employment Agreement by and between FTD Companies, Inc. and Jeffery Severts		10-Q	001-35901	11/9/17
10.2	Employment Agreement by and between FTD Companies, Inc. and Simha Kumar		10-Q	001-35901	11/9/17
10.3	Separation of Employment Agreement by and between FTD.Com, Inc. and Helen Quinn		10-Q	001-35901	11/9/17
10.4	Form of Option Agreement for Officers with Employment Agreements		10-Q	001-35901	11/9/17
10.5	Form of Restricted Stock Unit Issuance Agreement for Officers with Employment Agreements		10-Q	001-35901	11/9/17
10.6	Assignment and Assumption Agreement between General Communication, Inc., Liberty Interactive Corporation, Liberty Interactive, LLC, Ventures Holdco, LLC, and FTD Companies, Inc.		10-Q	001-35901	11/9/17
31.1	Certification of the Chief Executive Officer, as amended, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer, as amended, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer, as amended, pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer, as amended, pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2018	FTD Companies, Inc. (Registrant)

	By:	/s/ Steven D. Barnhart
Steven D. Barnhart
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)