Form 10-K
period 2017-12-31
FTD Companies, Inc.
filed 2018-04-02
CIK 1575360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017 Or
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017), based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market was $342.7 million. At March 20, 2018, there were 27,759,440 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement relating to the 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

FTD COMPANIES, INC.
INDEX TO FORM 10-K
For the Year Ended December 31, 2017

In this document, references to “FTD Companies,” “FTD,” the “Company,” “we,” “us,” and “our” refer to FTD Companies, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

Forward-Looking Statements
This Annual Report on Form 10-K (this “Form 10-K”) and the documents incorporated herein by reference contain certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about our ability to continue as a going concern, repay indebtedness and invest in initiatives; expectations about future business plans, prospective performance and opportunities, including potential acquisitions; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; impairment charges; tax payments; foreign currency exchange rates; hedging arrangements; our products and services; pricing; marketing plans; competition; settlement of legal matters; and the impact of accounting changes and other pronouncements. Potential factors that could affect such forward-looking statements include, among others, the factors disclosed in the section entitled “Risk Factors” in this Form 10-K and additional factors that accompany the related forward-looking statements in this Form 10-K and in our other filings with the U.S. Securities and Exchange Commission (“SEC”), as updated from time to time in our subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I
ITEM 1.  BUSINESS
Overview
FTD Companies, Inc., together with its subsidiaries (referred to herein as the “Company,” “FTD,” “we,” “us,” or “our”) is a premier floral and gifting company with a vision to be the world’s floral innovator and leader, creating products, brands, and technology-driven services our customers love. We provide floral, specialty foods, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. Our business uses the highly recognized FTD® and Interflora® brands, both of which are supported by the iconic Mercury Man logo®. While we operate primarily in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), and the Republic of Ireland, we have worldwide presence as our iconic Mercury Man logo is displayed in approximately 35,000 floral shops in nearly 125 countries. Today, the “Mercury Man” is one of the most recognized logos in the world, and we are one of the largest and most trusted e-commerce floral and gift retailers in the world. Our diversified portfolio of brands also includes ProFlowers®, ProPlants®, Shari’s Berries®, Personal Creations®, RedEnvelope®, Flying Flowers®, Ink Cards™, Postagram™, Gifts.com™, and BloomThat™. While floral arrangements and plants are our primary offerings, we also market and sell gift items, including gourmet-dipped berries and other sweets, personalized gifts, gift baskets, wine and champagne, and jewelry.
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
Not surprisingly, it was not long before florists outside of the U.S. wanted to provide the same delivery service to distant locations. In the U.K., a nursery owner from Essex and a florist in Glasgow brought the concept to the U.K., and on May 30, 1923, Florists’ Telegraph Delivery Association launched in the U.K. In the 1950’s, the name Interflora was adopted, which is one of the most recognized brands in the U.K. and the Republic of Ireland. FTD acquired Interflora in July 2006. Our Interflora brand recognition within the U.K. flower delivery market has prompted awareness more than twice that of our competitors. In April 2012, Interflora acquired certain assets of the Gifts Division of Flying Brands Limited, including the Flying Flowers business.
On December 31, 2014, we acquired from a wholly owned subsidiary of Liberty Interactive Corporation (“Liberty”) all of the issued and outstanding shares of common stock of Provide Commerce (the “Acquisition”). Provide Commerce was founded in 1998 under the name ProFlowers, Inc. In 2003, ProFlowers, Inc. changed its name to Provide Commerce, Inc. Subsequent to its initial public offering in 2003 and prior to its acquisition by Liberty in 2006, Provide Commerce was an independent, publicly traded company. At December 31, 2017, Liberty holds 36.9% of the outstanding shares of FTD common stock. For additional information and risks associated with the Acquisition and Liberty’s ownership interest in us, see “Risk Factors,” which appears in Item 1A of this Form 10-K.
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
Our Businesses
Our Provide Commerce business operates primarily through the www.proflowers.com, www.berries.com, www.personalcreations.com, www.proplants.com, www.gifts.com, and www.bloomthat.com websites, associated mobile sites and applications, and various telephone numbers. Floral and gift offerings include fresh-cut flowers, floral arrangements, plants, gourmet-dipped berries and other sweets, personalized gifts, and other gifting products. Consumer orders for this segment are fulfilled and shipped directly to the recipient primarily through our company-operated distribution network or by third-party suppliers.
Our FTD Consumer business in the U.S. and Canada operates primarily through our www.ftd.com website, associated mobile sites, and the 1-800-SEND-FTD telephone number. While floral arrangements and plants are our primary offerings, we also market and sell gift items, including gourmet-dipped berries and other sweets, personalized gifts, gift baskets, wine and champagne, jewelry, and spa products. The majority of consumer orders for this segment are hand delivered by our floral network members, with same-day delivery available in most locations. The remaining consumer orders are fulfilled and shipped directly to the recipient in a special, elegant gift box through our company-operated distribution network or by third parties via next-day and future-day delivery services.
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
Our Interflora business is a premier floral and gifting company in the U.K., offering a wide range of products and delivery options while providing one of the highest service levels in the U.K. and the Republic of Ireland. Interflora operates primarily through its www.interflora.co.uk, www.flyingflowers.co.uk and www.interflora.ie websites, associated mobile sites and applications, and various telephone numbers. Interflora’s floral and gift offerings include fresh-cut flower arrangements, occasion-specific gifts and plants, bears, chocolates, and wine. The majority of Interflora’s floral gift offerings are delivered through its network of florists in the U.K. and the Republic of Ireland. Consumers also have the option of ordering specific products for delivery in elegant gift boxes by third-party couriers. We also provide products and services to floral network members, funeral directors, independent gift shops, other retailers, and other companies in need of floral and gifting solutions.
Industry Background
Floral Industry
FTD participates within the broader gifting market which is estimated to be greater than $100 billion in the U.S. (excluding cash and gift cards) according to a Unity Marketing report from 2015. Approximately $11 billion of this market is comprised of floral gifting, both for self-purchase and others, based on estimates from the Society of American Florists. Floral industry retail purchases in the U.K., including fresh-cut flowers and indoor plants, were over £2 billion in 2014, according to a study by Mintel, a market research company. Both the U.S. and U.K. markets are highly fragmented, with thousands of floral industry participants. Trends in the floral retail and gifting markets include the following:

•
Floral mass marketers, such as our consumer businesses, capture floral orders from consumers through websites, associated mobile sites and applications, and telephone. The floral mass marketers’ share of floral gifting purchases has expanded due to shifting consumer preferences towards purchasing floral products online and through mobile sites and applications, and the emergence of prominent brands with national or international exposure.

•	Increasing consumer interest in floral arrangements shipped directly to consumer recipients via common carrier has also benefited floral mass marketers.

There were approximately 13,800 retail florists in the U.S. in 2017, according to Dun & Bradstreet’s industry profile. Supermarkets, mass merchants, and other retailers have established or increased their presence in the floral gifting market by adding a variety of floral and related gift products to their merchandise assortments. The growth of supermarkets and mass merchants as important distribution channels within the floral gifting market has led many traditional retail florists to expand their merchandise offerings to include a larger selection of gift items, outdoor nursery stock, and seasonal decorations, among other items.
Floral wire services utilize proprietary network communication systems to enable the transmission and fulfillment of floral gifting orders among floral network members. Floral wire services may include order transmission, clearinghouse services, marketing, and other services in support of the floral network. Order clearinghouse services play an important role by ensuring the flow of payment between a floral network member sending an order received from a consumer and the member receiving and fulfilling the order, thereby eliminating counterparty credit risk for the floral network members. Providers of floral wire services may offer a broad range of services that are designed to promote revenue growth and facilitate the efficient operation of a retail florist’s business. Traditional retail florists often rely on floral network services to provide incoming order volume.
Specialty Food and Gift Industry
As described above, the total U.S. gifting market is estimated at greater than $100 billion in 2015 (Unity Marketing Gifting Report 2015) and is highly fragmented with consumers purchasing gifts for a broad array of occasions in both retail stores and online. In 2015, according to Unity Marketing, over 50% of consumers purchased gifts online, which increased from 39% in 2010.
Food gifting sales were projected at approximately $18 billion in 2017 and further projected to reach $19 billion in 2018, according to the Food Gifting in the U.S., August 2016, study by Packaged Facts. Consumers view gourmet foods as relevant for a number of different gifting occasions including traditional holidays such as Valentine’s Day, winter holidays, and Mother’s Day as well as everyday gifting occasions such as “Thinking of You,” “Birthday,” and “Congratulations” events based on data from a consumer survey commissioned by us and conducted by a third-party in 2017. According to the Packaged Facts study, of the food gifts purchased, boxed chocolates/candies remain the most prevalent gift for others totaling 28% of purchases in a twelve month period. Other purchased food gifts include sweet baked foods, coffee/tea/hot chocolate gifts, and nut/salty foods.

Personalized gifts are also important to consumers as they look to purchase a special, memorable gift for others. Personalized gifting in the U.S. in 2017 approximated $5.6 billion and is forecasted to be one of the faster growing markets, growing to $7.4 billion in 2020 based on the Global Personalized Gifts Market for 2017-2021 report by Technavio.com. Consumers may purchase personalized gifts for a variety of reasons, but primarily for the winter holidays, new baby, and weddings and anniversaries, based on data from a consumer survey commissioned by us and conducted by a third-party in 2017.

Our Business Strategy
Our vision is to be the world’s floral innovator and leader, creating products, brands, and technology-driven services our customers love. We strive to attain these goals through the following key components:

•
Strong Disruptive Brand that Earns the Trust and Wins the Hearts of Consumers:  Our extensive range of fresh-cut flowers, floral arrangements, and plants provides our customers with innovative offerings in expressing life’s most important sentiments. We offer exclusive products by FTD, Interflora, ProFlowers, Shari’s Berries, and Personal Creations, and other exclusive products designed with our strategic partners. Our premium and branded floral gift products include FTD Luxe Collection, FTD Color Confection Collection, The FTD Expressions Collection®, FTD Color Your Day® Collection, USO® Collection, and DaySpring®, among others. Any third party trademarks are the property of their respective owners.

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
We believe that by continuing to offer innovative product and service offerings and delivering high-quality, consistent products to consumers, we can improve end-to-end customer experience and, in turn, increase customer loyalty, thereby enabling growth. We offer our customers a satisfaction guarantee for fresh, beautiful floral arrangements, plants, and gifts. We seek to offer a compelling customer experience through mobile, web or voice interactions. We also strive to deliver a high-caliber customer service to our consumer customers, floral network members, and other customers. We operate customer service centers at our headquarters in Downers Grove, Illinois; in San Diego, California; in other locations in the U.S. and U.K.; and in outsourced locations. High-quality products, superior customer experiences, and excellent customer service are critical to our brand strength and brand loyalty.

•
Network of Strong Partnerships with the World’s Best Florists:  Maintaining strong relationships with our floral network members is key to our success. We have both customer and supplier relationships with our florist network members. To maintain high standards among our floral network members, we have member training programs and have established a quality assurance program to review and test the quality offered by our floral network members. We believe that our florist network members have the blend of skills, creativity, and attention to detail needed to create unique and special handmade arrangements. Further, our floral network members have important roles in supporting our brands.

Marketing efforts related to our floral network members include member appreciation and training events, sponsorship and participation in floral and retail industry trade shows, and offline media campaigns. In addition, many of our consumer marketing efforts are also designed to integrate with and enhance the businesses of our floral network members. By enhancing the FTD and Interflora brands, we increase the possibility that a consumer will place an order directly with one of our floral network members since floral retailers frequently highlight their association with our floral networks in their own marketing efforts. We also employ dedicated sales forces to market our products and services to our floral network members and to encourage other floral retailers to buy floral and gift products and services from us.

As part of our business strategy, we intend to continue to expand the breadth of our brands through organic growth and, where appropriate, through the acquisition of complementary businesses. We will explore opportunities to differentiate our floral and gift branded product offerings with a mind to providing customers greater options in expressing life’s most important sentiments.

•
High-Quality, Low Cost, Market Leading Fulfillment Capabilities:  We believe a key differentiator for our brands is delivering high-quality, consistent products and services to our customers. Having strong relationships with quality suppliers is crucial to the success of our platforms. To maintain high standards, we have established quality assurance programs to review and test our suppliers on an ongoing basis. We continue to work with suppliers to explore new methods to preserve quality and freshness, ensure a diverse product offering, maintain efficient technology, and reduce costs. In addition, we regularly seek out new suppliers to provide the broadest available selection of quality products for the benefit of our customers. Our extensive flower selection is largely sourced from Colombia, the U.S., Kenya, Holland, Ecuador, Thailand, and Costa Rica. In addition, our strawberries are largely sourced from the U.S. and Mexico. Further, we offer a variety of delivery options, including same-day delivery to the U.S., Canada, the U.K., and the Republic of Ireland, next-day and future-day delivery service throughout the world (subject to certain limitations), and three-hour, as well as morning and afternoon delivery options in the U.K.

Our fulfillment model includes independent retail florists, company-operated distribution facilities that ship product directly to our customers, and third-party suppliers who also ship directly to our customers. Further, we are part of an international network with approximately 35,000 floral shops displaying our iconic Mercury Man logo, enabling consumers to purchase products for delivery in over 125 countries. We will continue to optimize our distribution network, enabling us to deliver our products to customers in a high-quality manner while improving the efficiency of our fulfillment and logistics operations.

•
Complementary Non-Floral Categories: In addition to our floral and floral-related products, we also offer additional products, including gourmet-dipped berries and other specialty foods, personalized gifts, wine and champagne, jewelry, and other gifting items to help best deliver on a customer’s gifting needs and provide innovative offerings for expressions of sentiment. Many of these products are manufactured in our owned facilities and fulfilled primarily through us or through third-party suppliers and shipped directly to a recipient in a gift box.

Reportable Segments
We report our business operations in four reportable segments: Provide Commerce, Consumer, Florist, and International. For the years ended December 31, 2017 and 2016, the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presented reflects our four operating and reportable segment presentation. Future changes in our organization structure or to the information utilized by our Chief Executive Officer (who is also our Chief Operating Decision Maker) to assess performance of the business could result in changes to our reportable segments. For additional information about our reportable segments refer to MD&A in Part II, Item 7 of this Form 10-K and Note 2—“Segment Information” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
Provide Commerce Segment.  Through our Provide Commerce segment, we are a leading direct marketer of floral and gift products for consumers, including specialty foods, personalized gifts, and other gifting products, primarily in the U.S. We operate primarily through our www.proflowers.com, www.berries.com, www.personalcreations.com, www.proplants.com, www.gifts.com, and www.bloomthat.com websites, associated mobile sites and applications, and various telephone numbers. Consumer orders for this segment are fulfilled primarily by us or third-party suppliers and shipped directly to the recipient in a gift box on the delivery date specified by the sender. A small portion of the consumer orders for this segment are fulfilled by the FTD floral network members.
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
International Segment.  Our International segment consists of Interflora, which operates primarily in the U.K. and the Republic of Ireland. Interflora is a leading direct marketer of floral and gift products to consumers and operates primarily through its www.interflora.co.uk, www.flyingflowers.co.uk and www.interflora.ie websites, associated mobile sites and applications, and various telephone numbers. Orders are transmitted to floral network members or third-party suppliers for processing and delivery. The majority of consumer orders are hand-delivered by our floral network members, who provide same-day delivery, including three-hour delivery. Members may also provide evening and Sunday delivery options as well as timed delivery services. The remaining consumer orders are fulfilled and shipped in an elegant gift box directly to the recipient by third parties, who provide next-day and future-day delivery services. This segment has a negative working capital model, as consumers generally pay us before payment is required to be made to floral network members or other third-party vendors. Our Interflora segment offers our floral network members access to the Interflora brand and the Mercury Man logo; services that enable our members to send, receive, and deliver floral and gift orders; and e-commerce website services. In addition, we sell fresh-cut flowers, certain associated gift products, and floral-related supplies to our floral network members and other customers.
Segment revenues from external customers, as a percentage of total revenues, for the years ended December 31, 2017, 2016, and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
Provide Commerce	49%	47%	48%
Consumer	22%	24%	25%
Florist	15%	15%	13%
International	14%	14%	14%
Total revenues	100%	100%	100%

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
Revenue Sources
We generate revenues primarily from the sale of products and services, as further described below:

•
Products revenues.  Products revenues are derived primarily from selling floral, gourmet-dipped berries and other sweets, personalized gifts, and other gift items to consumers and include the related shipping and service fees. Products revenues also include revenues generated from sales of fresh flowers, branded and non-branded containers, packaging and promotional products, and a wide variety of other floral-related supplies to floral network members.

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
We also have a wholly owned subsidiary in the Republic of India, FTD India Private Limited. Our operations in India are primarily responsible for technology development and support. We do not generate revenues directly from our operations in India. For information regarding risks associated with our international operations, see “Risk Factors,” which appears in Part I, Item 1A of this Form 10-K. For information regarding international long-lived assets, see Note 2—“Segment Information” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

	Year Ended December 31,
	2017	2016	2015
U.S.	$938,062	$969,299	$1,051,417
U.K.	145,966	152,700	166,916
Consolidated revenues	$1,084,028	$1,121,999	$1,218,333
Technology
Our floral network services use internally-developed order processing, order transmission, message processing, and customer service systems which provide communication to our floral network members and third-party suppliers. We also have developed reliable and secure e-commerce, supply chain, customer relationship, and transaction processing systems utilizing custom-built and third-party technologies, and have developed software to enhance the functionality of certain components of our services, including billing, email, customer support, logistics, and fulfillment for floral and gift products. We have multiple systems and platforms currently in place related to many of these technologies.
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

Proprietary Rights
Our trade names, trademarks, including the Mercury Man logo, service marks, patents, copyrights, domain names, trade secrets, and other intellectual property are important to the success of our business. We consider our trade names and trademarks, including the Mercury Man logo, FTD, Interflora, ProFlowers, ProPlants, Shari’s Berries, Personal Creations, RedEnvelope, Flying Flowers, Ink Cards, Postagram, Gifts.com, and BloomThat to be very valuable assets. Most of these trademarks have been registered in the U.S., the U.K. and/or, in certain cases, in other countries. We principally rely upon patent, trademark, copyright, trade secret, domain name laws, and contract laws to protect our intellectual property and proprietary rights. We also license rights to use some of our intellectual property, including the Mercury Man logo, to third parties. We continuously assess whether to seek patent and other intellectual property protections for those aspects of our business and technologies that we believe constitute innovations providing competitive advantages. We generally enter into confidentiality or license agreements with our employees, consultants, and corporate partners, and generally seek to control access to, and distribution of, our technologies, documentation, and other proprietary information. Additionally, we hold a patent relating to certain manufacturing techniques. We also have pending patent applications relating to certain products and manufacturing techniques. Patents are generally valid for 14-20 years as long as their registrations are properly maintained. If the patents for which applications have been pending for numerous years are issued, the length of their validity may be shortened.
Employees
As of December 31, 2017, we had 1,501 employees, of which 1,141 were located in North America, 236 were located in the U.K., and 124 were located in India. In addition, we utilize part-time and temporary employees to respond to fluctuating seasonal demand around holidays and peak periods. None of our employees are subject to collective bargaining agreements, and we consider our relationship with our employees to be good.
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
By referring to our websites, including, without limitation, www.ftdcompanies.com, www.ftd.com, www.ftd.ca, www.interflora.co.uk, www.interflora.ie, www.flyingflowers.co.uk, www.proflowers.com, www.berries.com, www.personal creations.com, www.roses.com, www.proplants.com, www.gifts.com, and www.bloomthat.com, we do not incorporate these websites or their contents into this Form 10-K.

ITEM 1A.  RISK FACTORS
Our business and our common stock are subject to a number of risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-K. Based on information currently known, we believe that the following information identifies the most significant risk factors relating to our business and our common stock.
If any of the following events occur, our business, financial condition, results of operations, and cash flows could be materially and adversely affected, and the trading price of our common stock could materially decline.
Risks Relating to Our Business
Our management has concluded, and our independent registered public accounting firm has emphasized in their report on our financial statements as of and for the fiscal year ended December 31, 2017, that, due to our anticipated failure to satisfy financial covenant requirements and uncertainties surrounding our ability to amend or refinance our current credit facility, substantial doubt exists as to our ability to continue as a going concern.
The financial statements included in this Form 10-K have been prepared assuming the Company will continue as a going concern. Based on the Company’s 2018 year-to-date results of operations and outlook for 2018, as the Company works to implement its strategic plan announced in January 2018, the Company currently anticipates that its Adjusted EBITDA (as defined in the credit agreement) and other sources of earnings or adjustments used to calculate Consolidated Adjusted EBITDA under its credit agreement entered into in 2014 (as amended, the “Credit Agreement”) will result in (1) the Company’s consolidated net leverage ratio, as defined in the Credit Agreement, exceeding the maximum permitted consolidated net leverage ratio during 2018, and (2) the Company’s fixed charge coverage ratio, as defined in the Credit Agreement, falling below the minimum requirement during 2018. In this regard, the Company anticipates it may not comply with the net leverage ratio covenant for the quarter ending March 31, 2018. In addition, the inclusion of a going concern uncertainty explanatory paragraph in the audit opinion on the Company’s financial statements constitutes an event of default under the Credit Agreement.

On March 30, 2018, the Company entered into a Forbearance Agreement and Second Amendment to Credit Agreement with its lenders, which includes an agreement by the lenders to forbear from exercising remedies available to them until May 31, 2018 with respect to defaults caused by (1) failure to deliver an unqualified audit opinion for the year ended December 31, 2017 and (2) potential breach of the consolidated net leverage ratio covenant for the quarter ending March 31, 2018. If the Company is unable to obtain waivers or amendments from its lenders beyond the forbearance period, the lenders could exercise remedies under the Credit Agreement and the debt owed under the Credit Agreement could be accelerated. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness was accelerated. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company entering into an amendment to the Credit Agreement, including revised covenants, or obtaining financing to replace the current facility, as well as continuing profitable operations, continuing to meet its obligations, and continuing to repay its liabilities arising from normal business operations when they become due. The Company has evaluated its plans to alleviate this doubt, which will include obtaining amended terms from its current lenders to allow for sufficient flexibility in the financial covenants after giving consideration to the Company’s current operations and strategic plans, or refinancing its current debt. Negotiations with our lenders may require the Company to raise additional capital and/or pursue the sale of non-core assets to reduce existing debt. There can be no assurance that the Company will be successful in its plans to refinance or to obtain alternative financing on acceptable terms, when required or if at all. If such plans are not realized, the Company may be forced to limit its business activities or be unable to continue as a going concern, which will have a material adverse effect on our results of operations and financial condition. The financial statements included in this Form 10-K do not include any adjustments that might result from the outcome of this uncertainty.

We have a substantial amount of indebtedness. This level of indebtedness could adversely affect our ability to raise additional capital to fund operations, our flexibility in operating our business, and our ability to react to changes in the economy or our industry, including implementation of our strategic plan.
At December 31, 2017, we had $192.0 million of principal indebtedness outstanding, all of which is considered current due to the event of default described above. Such indebtedness includes $140.0 million outstanding under a term loan and $52.0 million outstanding under revolving loans. Our substantial indebtedness could have significant consequences for our business and financial condition. For example:

•	If we fail to meet payment obligations or otherwise default under our debt, the lenders will have the right to accelerate the indebtedness and exercise other rights and remedies against us.

•
We may be required to dedicate a greater percentage of our cash flows to payments on our debt, thereby reducing the availability of cash flows to fund our strategic initiatives, capital expenditures, pursue acquisitions or investments in new technologies, and fund other general corporate requirements.

•
Our ability to obtain additional financing to fund future working capital needs, strategic initiatives, capital expenditures, acquisitions, and other general corporate requirements could be limited. If we are unable to raise additional capital when required, it could affect our liquidity, business, financial condition, results of operations, and cash flows. In addition, our ability to borrow additional amounts under our revolving credit facility, which is a significant source of liquidity, is subject to the absence of defaults and our ability to make certain representations related to our revolving credit facility. Failure to meet our borrowing conditions under our revolving credit facility could materially and adversely impact our liquidity.

•
Our debt imposes operating and financial covenants and restrictions on us, including limitations on our ability to use cash flows for the benefit of our subsidiaries. Compliance with such covenants and restrictions may adversely affect our ability to adequately finance our operations or capital needs, pursue attractive business opportunities that may arise, sell assets, and make capital expenditures.

•
Our failure to comply with the terms of the Forbearance Agreement and Second Amendment to Credit Agreement, including failure as a result of events beyond our control, could result in an event of default on our debt. Upon an event of default, the lenders of that debt could elect to cause all amounts outstanding with respect to that debt to become immediately due and payable, and we would be unable to access our revolving credit facility. An event of default could materially and adversely affect our operating results, financial condition, and liquidity.

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

We cannot assure you that our cash flows, combined with additional borrowings under the current and any future credit agreements, will be available in an amount sufficient to enable us to repay our indebtedness or to fund other liquidity needs. For additional information regarding our credit agreement see Note 6—“Financing Arrangements” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10 K.
These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In addition, we may incur substantial additional indebtedness in the future, which could cause the related risks to intensify. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We cannot assure you that we will be able to refinance any of our indebtedness or obtain alternative financing on commercially reasonable terms or at all. The terms of any alternative debt may give the holders rights, preferences, and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of any new debt may also impose additional and more stringent restrictions on our operations than are currently in place. If we are unable to refinance our debt, we may default under the terms of our indebtedness, which could lead to an acceleration of the debt. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness was accelerated.

If we are unable to successfully implement our strategic initiatives, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.
We have recently completed an in-depth strategic review of all of our businesses. Our vision is to reclaim our heritage as the world’s floral innovator and leader, creating products, brands, and technology-driven services our customers love. Our objectives are to achieve revenue growth and higher profitability by: rebuilding a strong, disruptive brand to earn the trust and win the hearts of customers; recreating a network of strong partnerships with the world’s best florists; providing high quality product at low cost with market leading fulfillment options; and extending our floral advantage into complementary non-floral categories. The results of our efforts will not be known until sometime in the future. Successful execution of our strategy requires sustained management focus, innovation, organization, and coordination over time, as well as success in building relationships with third parties. If we are unable to execute our strategy successfully, our business, financial position, results of operations, and cash flows could be adversely affected. In addition, execution of our strategy will require material investments and additional costs which will require additional financing beyond current levels and which may not yield incremental revenue and improved financial performance as planned.
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
The floral network services market is highly competitive as well, and retail florists and supermarkets may choose from a variety of providers that offer similar products and services. In addition, the number of retail florists has been declining over a number of years. As the number of retail florists decline, competition for the business of the remaining retail florists may intensify. We believe the primary competitive factors in this market are price, order volume, customer service, services offered, strength of brand, and fulfillment capabilities. Our key competitors in the U.S. floral network services market include providers of online or e-commerce services, retailers and wholesalers of floral-related products, and other floral network services. In the international market, our key competitors include other floral network service providers.
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
Since early 2016, we have undergone significant transitions in our chief executive officer, chief financial officer, and other key executive positions. Our success depends, in part, upon the performance of our executive leadership team. If we are unable to integrate new senior executives, if they fail to perform effectively, if we are unable to retain them, or if we are unable to attract additional qualified senior executives as needed, our strategic initiatives could be adversely impacted and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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
The Provide Commerce business experiences a greater level of seasonality than our non-Provide Commerce business. The Provide Commerce business has historically generated an operating loss and used cash in operations during the third quarter. Historically, about two-thirds of its revenue and three-quarters to all of its operating profit have been generated in the first half of the year. Within the Provide Commerce segment, the Personal Creations business is highly seasonal with approximately half of its revenues and substantially all of its operating profit generated in the fourth quarter during the Christmas season.
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
We are subject to income and various other taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our consolidated provision for income and other taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income and other taxes against us. The final determination of tax audits and any related litigation could be materially different from our historical income and other tax provisions. The results of an audit or litigation could materially and adversely affect our business, financial condition, results of operations, and cash flows.
In accordance with current industry practice by domestic floral and gift order gatherers and our interpretation of applicable law, our consumer businesses collect and remit sales and use taxes on consumer orders that are delivered in a limited number of states where they have a physical presence or other form of jurisdictional nexus. If states successfully challenge this practice and impose sales and use taxes on orders delivered in states where we do not have physical presence or another form of jurisdictional nexus, we could incur substantial tax liabilities for past sales and lose future sales as a result of the increased tax cost that would be borne by the customer. Also, states may seek to reclassify the status of internet order gatherers, such as our consumer businesses, as persons that are deemed to fulfill the underlying order, in which case, a state may seek to impose taxes on the receipts generated from consumer orders fulfilled and delivered by florists or other third parties outside such state. In addition, future changes in the operation of our online, mobile sites and applications, and telephonic sales channels could result in the imposition of additional sales and use tax or other tax obligations.
A number of states have adopted legislation and a number of additional states have proposed or have considered proposing legislation that would require sellers either to remit use taxes directly to the state or report purchaser use taxes due to the states. In addition, other states have proposed or are considering proposing legislation or instituting policy initiatives that would facilitate a finding of nexus to exist between internet companies with the states. In each case, these laws are aimed at expanding the reach of sales and use taxes or imposing state income or other taxes based on various innovative theories, including agency attribution from independent third-party service providers. Such legislation or initiatives could result in the imposition of a requirement to collect additional sales and use taxes, or the payment of state income or other taxes, on certain transactions conducted over the internet. In addition, advertisers and other third parties may choose to not do business with us in order to avoid nexus with certain states. Unless such legislation or initiatives are overturned by the courts, the legislation or initiatives could subject us to substantially increased tax liabilities for past and future sales or state income or other taxes, require us to collect additional sales and use taxes, cause our future sales to decrease, or otherwise materially and adversely affect our business, financial condition, results of operations, and cash flows.
Additionally, in accordance with current industry practice by international floral and gift direct marketers and our consultation with subject matter experts regarding our interpretation of applicable laws, we collect and remit value-added and other taxes on certain consumer orders. Future changes in legislation, application of current legislation, or the operation of our business could result in the imposition of additional tax obligations. Moreover, if a foreign taxing authority successfully challenges our current practice or implements new legislative initiatives, we could incur substantial tax liabilities for past sales and lose future sales as a result of the increased tax costs that would be borne by the customer. The imposition of additional tax liabilities for past or future sales could decrease our ability to compete with other retailers and reduce our sales, which could materially and adversely affect our business, financial condition, results of operations, and cash flows.
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
Our business and stock price may be adversely affected if we have material weaknesses or significant deficiencies in our internal control over financial reporting.

We previously identified a material weakness in our internal control over financial reporting related to our accounting for certain cross-border indirect taxes, which required an immaterial restatement of our previously issued consolidated financial statements for the years ended December 31, 2015 and 2014 and for the quarters within the years ended December 31, 2016 and 2015. In addition, we did not adequately design the control over the review of inputs used in the determination of the reporting unit carrying values for the testing of goodwill for impairment that allowed a material error to occur that was not detected in a timely manner and required restatement of our consolidated financial statements for the three and nine months ended September 30, 2017. We have enhanced our controls and fully remediated both of these material weaknesses. The existence of one or more other material weaknesses could result in material errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing as needed, and our business and financial condition could be harmed.

The United Kingdom vote to leave the European Union could adversely impact our business, financial condition, results of operations, and cash flows.
On June 23, 2016, the U.K. held a referendum in which a majority of voters voted to leave the European Union (“E.U.”), commonly referred to as “Brexit.” On March 29, 2017, the Prime Minister of the U.K. submitted formal notice to the E.U. in order to trigger Article 50 of the Treaty on European Union. This is the formal mechanism which begins the two-year process of negotiating the U.K.’s exit from the E.U. and the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U., and potentially other countries. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key geographic areas, disrupt the markets we serve, and significantly disrupt trade between the U.K. and the E.U. or other nations as the U.K. pursues independent trade relations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. The effects of Brexit will depend on any agreements the U.K. makes to retain access to the E.U. or other markets either during a transitional period or more permanently. Compliance with new laws or regulations regarding trade, delivery and other cross-border activities between the U.K. and the E.U. could be costly, negatively impacting our business, financial condition, operating results and cash flows. Our International segment operates principally in the U.K. For the year ended December 31, 2017, our International segment contributed approximately 14% of our consolidated revenues.
In addition, the announcement of the referendum results was followed by significant volatility in global stock markets and currency exchange rates, including in particular a decline in the value of the British Pound (“GBP”) in comparison to both the U.S. Dollar (“USD”) and the Euro (“EUR”). Uncertainty during and after the period of negotiation could have a negative economic impact and result in further market and exchange rate volatility for several years. Any of these effects, and others that the Company cannot anticipate, could materially and adversely impact the Company’s business, financial condition, results of operations, and cash flows.
Fluctuations in foreign currency exchange rates could materially and adversely affect comparisons of our operating results.
We transact business in different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, primarily GBP and EUR. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in USD as the USD weakens or strengthens against such other currencies. Substantially all of the revenues of our international businesses are received, and substantially all expenses are incurred, in currencies other than the USD, which increases or decreases the related USD-reported revenues and expenses depending on the fluctuations in foreign currency exchange rates. Certain of our key business metrics, such as average order value, are similarly affected by such foreign currency exchange rate fluctuations. Changes in global economic conditions, market factors, and governmental actions, among other factors, can affect the value of these currencies in relation to the USD. A strengthening of the USD compared to these currencies and, in particular, to the British Pound and the Euro, has had, as noted since the Brexit announcement, and in future periods could have, an adverse effect on the comparisons of our revenues and operating income against prior periods. We cannot accurately predict the impact of future foreign currency exchange rate fluctuations on our operating results, and such fluctuations could materially and adversely affect the comparisons of such results against prior periods.
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
Our success is dependent on the intellectual property that we use, and any infringement or misappropriation of our IP could materially and adversely affect our business, financial condition, results of operations, and cash flows.
We regard the “FTD®”, “Interflora®”, “ProFlowers®”, “Shari’s Berries®”, “Personal Creations®”,  “RedEnvelope®”, “Flying Flowers®”, “Roses.com™”, “Gifts.com™”, “ProPlants®”, “Sincerely™”, “Ink Cards™”, “Postagram™”, and “BloomThat™” trademarks, the “Mercury Man” logo®, the “www.ftd.com”, “www.proflowers.com”, “www.berries.com”, “www.personalcreations.com”, “www.proplants.com”, “www.Interflora.co.uk”, and other internet domain names and the other service marks, trademarks, and other intellectual property that we use in our business as being critical to our success. Our company and our subsidiaries have applied for the registration of and have been issued trademark registrations for trademarks and service marks used in our business in the U.S., the U.K., and various other foreign countries; however, in some other countries, there are certain pre-existing and potentially conflicting trademark registrations held by third parties. We rely on a combination of copyright, trademark, and trade secret laws, confidentiality procedures, contractual provisions, and license and other agreements with employees, customers, and others to protect our intellectual property rights. In addition, we may also rely on the third-party owners of the intellectual property rights we license to protect those rights. We license some of our intellectual property rights, including the Mercury Man logo, to third parties. The steps taken by us and those third parties to protect our intellectual property rights may not be adequate, and other third parties may infringe or misappropriate our intellectual property rights. This could materially and adversely affect our business, financial condition, results of operations, and cash flows. Furthermore, the validity, enforceability, and scope of protection of intellectual property in internet-related industries are uncertain and still evolving.
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
We have employees of Liberty on our board of directors, which may lead to conflicting interests. Our board of directors includes Robin Hickenlooper and Christopher W. Shean, our former Interim President and Chief Executive Officer from November 1, 2016 to February 28, 2017, who are employees of Liberty. These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.

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
Certain of our businesses, such as our international consumer and floral network businesses, must comply with international data protection and privacy laws, including the U.K. Data Protection Act 1998 and the General Data Protection Regulation (“GDPR”), which is set to go into effect in May 2018. The GDPR creates new and expanded individual privacy rights and obligations for companies handling personal data. We are being required to alter our data collection and use practices to ensure compliance with the GDPR. If we or any of the third-party service providers on which we rely fail to transmit customer information and payment details in a secure manner, or if they otherwise fail to protect customer privacy in online transactions, or if they transfer personal information outside the European Economic Area without complying with certain required conditions, then we risk being exposed to civil and criminal liability in the U.K. or elsewhere in the European Union, usually in the form of fines, as well as claims from individuals alleging damages as a result of the alleged non-compliance. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations, and cash flows.
Changes in laws and regulations and new laws and regulations could materially and adversely affect our business, financial condition, results of operations, and cash flows.
We are subject to a variety of international, federal, state, and local laws and regulations, including, without limitation, those relating to taxation; marketing and advertising; privacy and data protection; food production, including safety, storage, marketing and distribution; consumer protection; supply chain operations; anti-bribery; labor; antitrust; and unclaimed property. Compliance with the various laws and regulations, which in many instances are either unclear or unsettled, is complex. New laws and regulations, such as those being considered or recently enacted by certain states or the federal government related to automatic renewal practices, user privacy, targeted or behavioral advertising, floral related fees and advertising, and taxation, could impact our revenues or certain of our business practices or those of our advertisers. Any changes in the laws and regulations applicable to us, the enactment of any additional laws or regulations, or the failure to comply with, or increased enforcement activity of, such laws and regulations, could significantly impact our products and services, our costs, or the manner in which we or our advertisers conduct business, all of which could materially and adversely affect our business, financial condition, results of operations, and cash flows.
Future changes in tax laws, including the rate of taxation, could adversely affect our financial condition, results of operations, and cash flows.

Future legislation, regulatory reform, or policy changes could have a material effect on our business and results of operations. Changes such as lower or higher corporate tax rates, repatriation allowances, removal of the interest expense deduction, or the introduction of a border adjustment tax could impact the Company as a U.S. taxpayer, as well as the demand for our products and services.

On December 22, 2017, a law commonly known as the Tax Cuts and Jobs Act (“TCJA”) was enacted in the United States. Among other things, the TCJA reduces the U.S. corporate income tax rate to 21% and implements a new system of taxation for non-U.S. earnings, including by imposing a one-time tax on the deemed repatriation of undistributed earnings of non-U.S. subsidiaries. The TCJA has had a favorable impact on our financial results in 2017, due primarily to the re-measurement of our deferred tax assets and liabilities. We also expect the TCJA will have a favorable impact on our financial results beginning in 2018 due to the reduction in the U.S. federal tax rate. In the absence of guidance on various uncertainties and ambiguities in the application of certain provisions of the TCJA, we have recorded estimates based on what we believe are reasonable interpretations and assumptions in applying the TCJA. However, it is possible that the IRS could issue subsequent guidance or take positions on audit that differ from our prior interpretations and assumptions, which could have a material adverse effect on our cash tax liabilities, results of operations, and financial condition.

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
Our common stock is held by a relatively small number of stockholders. Liberty holds 36.9% of our outstanding shares and four institutional stockholders hold significant blocks of 5.7% to 8.3%. Our officers, directors, and members of management acquire stock or have the potential to own stock through previously granted equity awards. Consequently, our common stock has a relatively small float and low average daily trading volume, which could affect a stockholder’s ability to sell our stock or the price at which it can be sold. In addition, future sales of substantial amounts of our common stock in the public market by those larger stockholders, or the perception that these sales could occur, may adversely impact the market price of the stock and our stock could be difficult for a stockholder to liquidate.
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
As of December 31, 2017, Liberty beneficially owned 36.9% of the outstanding shares of FTD common stock. In connection with the close of the acquisition of Provide Commerce, Liberty selected four new directors for appointment to the FTD board, increasing the board from seven to eleven directors, which was reduced to ten directors in April 2017. In addition, in conjunction with the acquisition of Provide Commerce, FTD and Liberty entered into an investor rights agreement (the “Investor Rights Agreement”) that contains certain rights in favor of Liberty with regard to the appointment and election of Liberty nominees to the FTD board. Although the Liberty directors do not constitute a majority of the FTD board, they may exercise influence over the decisions of the FTD board. This composition of the FTD board may affect our business strategy and operating decisions, as Liberty has significant influence over our affairs, policies, and operations, such as the appointment of management, and the strategic direction of the company, including decisions as to whether to enter into or otherwise pursue strategic transactions. Liberty’s interests may not in all cases be aligned with the interests of other FTD stockholders.
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
In connection with the Acquisition, FTD and Liberty entered into the Investor Rights Agreement. The Investor Rights Agreement imposes certain restrictions on Liberty’s ability to transfer its shares of FTD common stock. However, the Investor Rights Agreement does grant Liberty certain registration rights that, if exercised, would permit Liberty to sell a large number of shares of our common stock in a short period of time. The sale of a substantial number of shares of our common stock by Liberty or our other stockholders within a short period of time, or the perception that such sales could occur, could cause our stock price to decline, make it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses using our common stock as consideration.

Our ability to repurchase shares of our common stock is limited due to our Investor Rights Agreement.
        The Investor Rights Agreement with Liberty provides that Liberty’s ownership in FTD was capped at 40.0% of FTD’s common stock outstanding beginning January 1, 2017, subject to certain exceptions, including with respect to third-party tender offers. Liberty’s ownership in FTD was 36.9% at December 31, 2017. In March of 2016, our board of directors approved a new share repurchase program (the “2016 Repurchase Program”) which authorized us to repurchase up to $60 million of our common stock over a two year period. Through December 31, 2017, we repurchased 600,000 shares at an aggregate cost of $15.2 million. The 2016 Repurchase Program expired on March 8, 2018. Due to the Liberty ownership cap, the amount of common stock we can repurchase may be limited in the future. Our ability to repurchase our shares is a component of our capital management and shareholder return practices that we believe is important to our shareholders, and any restriction on our ability to repurchase our shares could make our stock less attractive to investors.
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
Risks Relating to Our Relationship with Our Former Parent
We are bound by a Tax Sharing Agreement that we entered into with United Online in connection with the Separation.
In connection with the Separation, we entered into a Tax Sharing Agreement that governs the rights, responsibilities, and obligations of United Online and our company with regard to various tax matters, including the payment of taxes, the preparation of tax returns, and the administration of tax audits and disputes. There are certain significant areas where the tax liabilities of our former parent may become our obligations. For example, under the Code and the related rules and regulations, each corporation that was a member of the United Online consolidated tax reporting group during any full or partial taxable period ending on or before the effective time of the distribution is jointly and severally liable for the U.S. federal income tax liability of the entire United Online consolidated tax reporting group for such taxable period. The Tax Sharing Agreement allocates the responsibility for prior period taxes of the United Online consolidated tax reporting group between us and United Online. If however, United Online were unable to pay any prior period taxes for which it is responsible, we could be required to pay the entire amount of such taxes, and such amounts could be significant. Other provisions of federal, state, local, or foreign law may establish similar liability for other matters, including laws governing tax-qualified pension plans, as well as other contingent liabilities.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
We own our corporate headquarters located in Downers Grove, Illinois, which houses our executive offices and our Consumer and Florist segments. We also own the building that is occupied by Interflora in Sleaford, England.
We lease two facilities in the U.S. that serve as call centers for our Consumer and Provide Commerce segments. We also lease ten facilities in the U.S. that serve as distribution centers for our Provide Commerce and Florist segments and one warehouse facility in the U.S. for our Provide Commerce segment. In addition, our Florist and Consumer segments share combined warehouse space in the U.S.
We lease office space in San Diego and San Francisco, California and Woodridge, Illinois, for our Provide Commerce segment; and in Hyderabad, India, for technology development and support related to all our segments. We believe that our existing facilities are in good condition and adequate to meet our current requirements, and that suitable additional or substitute space will be available, as needed, to accommodate any physical expansion of our corporate and operations facilities.
In the first quarter of 2018, we also entered into a lease for office space in Chicago, Illinois, for a planned move of our corporate headquarters, which will house some corporate departments and business groups. Certain functions, including our customer service department, will remain in Downers Grove, Illinois.
The Credit Agreement includes a security interest in substantially all of our assets, including a mortgage on the owned real property at our Downers Grove, Illinois location. For additional information regarding our obligations under leases, see Note 14—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS
Commencing on August 19, 2009, the first of a series of putative consumer class action lawsuits was brought against Provide Commerce, Inc. and co-defendant Regent Group, Inc. d/b/a Encore Marketing International (“EMI”). These cases were ultimately consolidated during the next three years into Case No. 09 CV 2094 in the United States District Court for the Southern District of California under the title In re EasySaver Rewards Litigation. Plaintiffs’ claims arise from their online enrollment in subscription based membership programs known as EasySaver Rewards, RedEnvelope Rewards, and Preferred Buyers Pass (collectively the “Membership Programs”). Plaintiffs claim that after they ordered items from certain of Provide Commerce’s websites, they were presented with an offer to enroll in one of the Membership Programs, each of which is offered and administered by EMI. Plaintiffs purport to represent a nationwide class of consumers allegedly damaged by Provide Commerce’s purported unauthorized or otherwise allegedly improper transferring of billing information to EMI, who then posted allegedly unauthorized charges to their credit or debit card accounts for membership fees for the Membership Programs. In the operative fourth amended complaint, plaintiffs asserted ten claims against Provide Commerce and EMI: (1) breach of contract (against Provide Commerce only); (2) breach of contract (against EMI only); (3) breach of implied covenant of good faith and fair dealing; (4) fraud; (5) violations of the California Consumers Legal Remedies Act; (6) unjust enrichment; (7) violation of the Electronic Funds Transfer Act (against EMI only); (8) invasion of privacy; (9) negligence; and (10) violations of the Unfair Competition Law. Plaintiffs seek damages, attorneys’ fees, and costs. After motion practice regarding the claims asserted and numerous settlement conferences and mediations in an effort to informally resolve the matter the parties reached an agreement on the high level terms of a settlement on April 9, 2012, conditioned on the parties negotiating and executing a complete written agreement. In the weeks following April 9, 2012, the parties negotiated a formal written settlement agreement (the “Settlement”), which the court preliminarily approved on June 13, 2012. After notice to the purported class and briefing by the parties, the court conducted a final approval hearing (also known as a fairness hearing) on January 28, 2013, but did not rule. On February 4, 2013, the court entered its final order approving the Settlement, granting plaintiffs’ motion for attorneys’ fees, costs, and incentive awards, and overruling objections filed by a single objector. The court entered judgment on the Settlement on February 21, 2013. The objector filed a notice of appeal with the Ninth Circuit Court of Appeals on March 4, 2013. After the completion of briefing, the Ninth Circuit set oral argument for February 2, 2015. But on January 29, 2015, the Ninth Circuit entered an order deferring argument and resolution of the appeal pending the Ninth Circuit’s decision in a matter captioned Frank v. Netflix, No. 12 15705+. On March 19, 2015, the Ninth Circuit entered an order vacating the judgment in this matter and remanding it to the district court for further proceedings consistent with its opinion in Frank v. Netflix issued on February 27, 2015. The district court ordered supplemental briefing on the issue of final Settlement approval May 21, 2015. After briefing, the district court conducted a hearing on July 27, 2016 and took the matter under submission. On August 9, 2016, the district court entered an order reapproving the Settlement without any changes, and accordingly entered judgment and dismissed the case with prejudice. On September 6, 2016, the objector filed a notice of appeal. On November 22, 2016, plaintiffs filed a motion for summary affirmance of the district court’s judgment, to which the objector responded and filed a cross-motion for sanctions. Plaintiffs’ motion for summary affirmance temporarily stayed briefing on the appeal. On March 2, 2017, the Ninth Circuit denied plaintiffs’ motion for summary affirmance and objector’s cross-motion for sanctions, and reset the briefing schedule. The objector filed his opening brief on May 1, 2017. Thirteen state Attorneys General filed an amicus brief in support of the objector on May 8, 2017. The parties filed their answering briefs on June 30, 2017. Various legal aid organizations filed an amicus brief in support of no party regarding cy pres relief also on June 30, 2017. The objector’s optional reply brief was filed on August 14, 2017. The Ninth Circuit has calendared oral arguments for May 17, 2018.

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

	Sales Price
	High	Low
Fiscal 2017:
First Quarter	$25.33	$17.76
Second Quarter	$20.73	$16.63
Third Quarter	$20.65	$12.35
Fourth Quarter	$13.67	$6.47

Fiscal 2016:
First Quarter	$26.90	$21.79
Second Quarter	$28.70	$23.75
Third Quarter	$27.68	$16.86
Fourth Quarter	$26.19	$17.40
Shareholders
In connection with the Acquisition, we issued 10.2 million shares of FTD common stock to Liberty. Concurrent with the closing of the Acquisition, FTD and Liberty entered into an Investor Rights Agreement governing certain rights of and restrictions on Liberty in connection with the shares of FTD common stock that Liberty owns as a result of the Acquisition. As of December 31, 2017, Liberty holds 36.9% of FTD’s outstanding shares of common stock.
As of March 20, 2018, there were approximately 357 shareholders of record of FTD common stock.
Dividends
We have not paid any cash dividends on our common stock since the Separation on November 1, 2013. We do not currently anticipate paying any future cash dividends.
Issuer Purchases of Equity Securities
In March 2016, the FTD board of directors authorized a new common stock repurchase program (the “2016 Repurchase Program”) that allowed us to repurchase up to $60 million of FTD common stock from time to time over a two-year period in both open market and privately negotiated transactions. The Company did not repurchase any shares of common stock during the twelve months ended December 31, 2017. The 2016 Repurchase Program expired March 8, 2018. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee and director stock plans.

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
Stock Performance Graph
The following graph compares the relative performance of our common stock, the Russell 2000 Index and the S&P SmallCap 600 Consumer Discretionary Index, our Peer Group Index. This graph covers the period from October 10, 2013 (the first day FTD common stock began “when-issued” trading on the NASDAQ Global Select Market) through December 31, 2017. The graph assumes that $100 was invested on October 10, 2013 in the common stock of FTD, the Russell 2000 Index, and our Peer Group Index, and also assumes the reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	10/10/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
FTD Companies, Inc	$100.00	$104.73	$111.93	$84.12	$76.63	$23.11
Russell 2000 Index	$100.00	$109.13	$114.47	$109.42	$132.73	$152.17
S&P SmallCap 600 Consumer Discretionary Index	$100.00	$108.78	$106.69	$91.33	$98.44	$112.02

ITEM 6.  SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data, which should be read in conjunction with our consolidated financial statements and related notes and Management Discussion & Analysis (“MD&A”) included elsewhere in this Form 10-K. The table presents the consolidated statements of operations and cash flow data for the three years ended December 31, 2017 and the consolidated balance sheet data at December 31, 2017 and 2016 derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The table also presents the consolidated statements of operations and cash flow data for the years ended December 31, 2015, 2014 and 2013, and the consolidated balance sheet data at December 31, 2015, 2014, and 2013, which were derived from our audited consolidated financial statements that are not included in this Form 10-K. The financial information presented at and for the year ended December 31, 2013 has been revised for corrections related to the immaterial restatement disclosed in our Form 10-K for the year ended December 31, 2016.
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
The following amounts are in thousands, except per share data:

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statements of Operations and Cash Flow Data:
Revenues	$1,084,028	$1,121,999	$1,218,333	$639,005	$625,879
Impairment of goodwill, intangible assets, and other long-lived assets(a)	$(300,342)	$(84,000)	$(85,000)	$—	$—
Operating income/(loss)(a)(b)(c)	$(268,729)	$(80,740)	$(72,703)	$36,160	$32,362
Net income/(loss)	$(234,041)	$(83,191)	$(80,142)	$21,528	$11,343
Earnings/(loss) per common share(a)(b)(c)(d):
Basic	$(8.52)	$(3.03)	$(2.79)	$1.11	$0.61
Diluted	$(8.52)	$(3.03)	$(2.79)	$1.11	$0.61
Net cash provided by operating activities(e)	$52,817	$76,244	$82,594	$47,852	$34,338
Cash dividends paid to United Online	$—	$—	$—	$—	$18,201
Capital expenditures	$15,103	$18,503	$18,255	$7,486	$10,830

	As of December 31,
	2017	2016	2015	2014(i)	2013
Consolidated Balance Sheet Data:
Cash and cash equivalents(f)	$29,496	$81,002	$57,892	$95,595	$48,162
Total assets(f)	$610,325	$962,314	$1,121,728	$1,328,967	$646,400
Long-term debt(g)(h)(i)(j)	$—	$256,306	$274,946	$313,587	$216,495
Common shares outstanding(d)	30,073	29,731	29,427	29,193	18,829
Treasury shares	2,431	2,431	1,831	—	—

(a)
During the years ended December 31, 2017, 2016, and 2015, the Company recorded impairment charges related to goodwill, intangible assets, and other long-lived assets. For additional information regarding goodwill, see “Critical Accounting Policies, Estimates, and Assumptions—Goodwill, Intangible Assets, and Other Long-Lived Assets” which appears in Item 7 of this Form 10-K.

(b)
During the years ended December 31, 2017 and 2016, the Company incurred transaction and integration and restructuring and other exit costs, primarily associated with the executive management changes and the Acquisition, that negatively impacted operating income by $3.3 million and $15.4 million, respectively. During the years ended December 31, 2015 and 2014, the Company incurred transaction and integration and restructuring and other exit costs associated with the Acquisition that negatively impacted operating income by $12.7 million and $12.4 million, respectively. During the year ended December 31, 2013, the Company incurred transaction and integration costs associated with the Separation that negatively impacted operating income by $13.4 million.

(c)
During the years ended December 31, 2017, 2016, and 2015, the Company recorded $13.4 million, $60.9 million, and $61.2 million, respectively, in amortization expense related to the intangibles recorded with the acquisition of Provide Commerce. The Company incurred amortization expense of $11.8 million and $22.9 million in 2014 and 2013, respectively, related to intangibles recorded by the Company as a result of United Online’s acquisition of the Company.

(d)	In connection with the 2014 acquisition of Provide Commerce, the Company issued 10.2 million shares of its common stock to Liberty.

(e)
As of January 1, 2017, the Company adopted the accounting guidance related to the classification on the statement of cash flows for stock-based compensation in accordance with Accounting Standards Update 2016-09, Compensation—Stock Compensation (Topic 718). Net cash provided by operating activities for all periods presented reflects the reclassification of excess tax benefits and shortfalls from equity awards out of cash flows from operating activities.

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

(h)
As of January 1, 2016, the Company adopted the accounting guidance related to the presentation of debt issuance costs. Total assets and long-term debt for all periods presented reflect the reclassifications of debt issuance costs from Total Assets to Long-term debt.

(i)
On September 19, 2014, the Company amended and restated its Credit Agreement in its entirety (as amended and restated the “Credit Agreement”). The Credit Agreement provided for a $200 million term loan, the proceeds of which were used to repay a portion of outstanding revolving loans under the 2013 Credit Agreement and also provided for a $350 million revolving credit facility. On December 31, 2014, the Company borrowed $120 million under the revolving credit facility to fund the cash portion of the Acquisition purchase price.

(j)
All outstanding amounts under the Company’s term loan and revolving credit facility were classified as current as of December 31, 2017, as the inclusion of a going concern uncertainty explanatory paragraph in the audit opinion on the Company’s financial statements constitutes an event of default under the Credit Agreement. On March 30, 2018, the Company entered into a Forbearance Agreement and Second Amendment to Credit Agreement with its lenders which includes a commitment by the lenders to forbear from exercising remedies available to them until May 31, 2018 with respect to defaults caused by (1) failure to deliver an unqualified audit opinion for the year ended December 31, 2017 and (2) potential breach of the consolidated net leverage ratio covenant for the quarter ending March 31, 2018. If the Company is unable to obtain waivers or amendments from its lenders beyond the forbearance period, the Credit Agreement would be in default and the debt owed under such agreement could be accelerated.

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
OVERVIEW
FTD Companies, Inc. (together with its subsidiaries may be referred to herein as the “Company,” “FTD,” “we,” “us,” or “our”) is a premier floral and gifting company with a vision to be the world’s floral innovator and leader, creating products, brands, and technology-driven services our customers love. We provide floral, specialty foods, gift, and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. Our business uses the highly recognized FTD® and Interflora® brands, both supported by the iconic Mercury Man® logo. While we operate primarily in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), and the Republic of Ireland, we have worldwide presence as our Mercury Man logo is displayed in approximately 35,000 floral shops in over 125 countries. Our diversified portfolio of brands also includes ProFlowers®, ProPlants®, Shari’s Berries®, Personal Creations®, RedEnvelope®, Flying Flowers®, Ink Cards™, Postagram™, Gifts.com™, and BloomThat™.  While floral arrangements and plants are our primary offerings, we also market and sell gift items, including gourmet-dipped berries and other sweets, personalized gifts, gift baskets, wine and champagne, and jewelry.
Reportable Segments
The Company reports its business operations in four operating and reportable segments: Provide Commerce, Consumer, Florist, and International. Each of the Consumer, Florist, and International segments is a reporting unit. The Provide Commerce segment is comprised of two reporting units, ProFlowers/Gourmet Foods and Personal Creations.
Through our Provide Commerce segment, we are a leading direct marketer of floral and gift products for consumers, including food gifts, personalized gifts, and other gifting products, primarily in the U.S. Our Provide Commerce segment operates primarily through our www.proflowers.com, www.berries.com,  www.personalcreations.com, www.proplants.com, www.gifts.com, and www.bloomthat.com websites, associated mobile sites and applications, and various telephone numbers. Through our Consumer segment, we are a leading direct marketer of floral and gift products for consumers, primarily in the U.S. and Canada. Our Consumer segment operates primarily through the www.ftd.com website, associated mobile sites, and the 1-800-SEND-FTD telephone number. Through our Florist segment, we are a leading provider of products and services to our floral network members, including services that enable our floral network members to send, receive, and deliver floral orders. Floral network members include traditional retail florists, as well as other non-florist retail locations, primarily in the U.S. and Canada. Our Florist segment also provides products and services to other companies in need of floral and gifting solutions. Through our International segment, consisting of Interflora, we are a leading direct marketer of floral and gift products to consumers primarily in the U.K and the Republic of Ireland. Our International segment operates primarily through the www.interflora.co.uk, www.flyingflowers.co.uk, and www.interflora.ie websites, associated mobile sites and applications, and various telephone numbers. Interflora also provides products and services to floral network members, funeral directors, independent gift shops, other retailers, and to other companies in need of floral and gifting solutions.
For additional information about our reportable segments refer to Note 2—“Segment Information” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

KEY BUSINESS METRICS
We review a number of key business metrics to help us monitor our performance and trends affecting our segments and to develop forecasts and budgets. These key metrics include the following:
Segment operating income.  Our chief operating decision maker uses segment operating income to evaluate the performance of our business segments and to make decisions about allocating resources among segments. Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges and gains, transaction and integration related costs, restructuring and other exit costs, and impairment of goodwill, intangibles, and other long-lived assets. In addition, stock-based and incentive compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income/(expense), net. See Note 2—“Segment Information” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for a reconciliation of segment operating income to consolidated operating income and consolidated income before income taxes.
Consumer orders.  We monitor the number of consumer orders for floral, gift, and related products during a given period. Consumer orders are individual units delivered during the period that originated through our consumer websites, associated mobile sites and applications, and various telephone numbers. The number of consumer orders is not adjusted for non-delivered orders that are refunded on or after the scheduled delivery date. Orders originating with a florist or other retail location for delivery to consumers are not included as part of this number.
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

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except for average order values, average revenues per member, and average currency exchange rates)
Consolidated:
Consolidated revenues	$1,084,028	$1,121,999	$1,218,333
Provide Commerce:
Segment revenues(a)	$530,926	$529,733	$583,326
Segment operating income	$27,764	$40,514	$41,802
Consumer orders	11,518	11,472	12,549
Average order value	$45.41	$45.50	$46.02
Consumer:
Segment revenues(a)	$258,085	$291,275	$321,413
Segment operating income	$18,675	$30,210	$36,804
Consumer orders	3,408	3,821	4,229
Average order value	$71.23	$71.76	$70.83
Florist:
Segment revenues(a)	$165,737	$166,881	$165,782
Segment operating income	$46,477	$48,406	$47,162
Average revenues per member	$15,270	$14,425	$13,493
International:
In USD:
Segment revenues	$145,966	$152,700	$166,916
Segment operating income	$16,770	$19,128	$18,380
Consumer orders	2,661	2,690	2,694
Average order value	$45.30	$46.67	$50.94
In GBP:
Segment revenues	£113,407	£112,330	£109,445
Average order value	£35.22	£34.36	£33.41
Average currency exchange rate: GBP to USD	1.29	1.36	1.53

(a)
Segment revenues are prior to intersegment eliminations. See Note 2—“Segment Information” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for a reconciliation of segment revenues to consolidated revenues.

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

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Revenues	$1,084,028	$1,121,999	$1,218,333
Operating expenses:
Cost of revenues	674,574	703,642	766,619
Sales and marketing	249,565	229,569	248,627
General and administrative	112,630	112,720	123,244
Amortization of intangible assets	13,467	61,050	61,481
Restructuring and other exit costs	2,179	11,758	6,065
Impairment of goodwill, intangible assets, and long-lived assets	300,342	84,000	85,000
Total operating expenses	1,352,757	1,202,739	1,291,036
Operating loss	(268,729)	(80,740)	(72,703)
Interest expense, net	(9,797)	(9,195)	(9,243)
Other income, net	311	1,678	686
Loss before income taxes	(278,215)	(88,257)	(81,260)
Benefit from income taxes	(44,174)	(5,066)	(1,118)
Net loss	$(234,041)	$(83,191)	$(80,142)
Year Ended December 31, 2017 compared to Year Ended December 31, 2016
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
Consolidated Revenues
 Consolidated revenues decreased $38.0 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease in consolidated revenues was primarily due to a $33.2 million decrease in revenues from our Consumer segment and a $6.7 million decrease in revenues from our International segment (increase of $1.3 million in constant currency) partially offset by an increase of $1.2 million in revenues from our Provide Commerce segment. Foreign currency exchange rates unfavorably impacted consolidated revenues by $8.1 million during the year ended December 31, 2017.
Consolidated Cost of Revenues
Consolidated cost of revenues decreased $29.1 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease was primarily due to a decrease of $20.9 million in costs associated with our Consumer segment, driven primarily by the reduction in revenues, a $4.3 million decrease in costs associated with our Provide Commerce segment, and a $3.8 million decrease (increase of $1.7 million in constant currency) in costs associated with our International segment. Foreign currency exchange rates favorably impacted consolidated cost of revenues by $5.5 million during the year ended December 31, 2017. Gross margin was 38% for the year ended December 31, 2017, an increase from 37% when compared to the year ended December 31, 2016.

Consolidated Sales and Marketing
Consolidated sales and marketing expenses increased $20.0 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in consolidated sales and marketing expenses was primarily due to an increase of $20.9 million associated with our Provide Commerce segment due to additional marketing spend to drive customer acquisition and retention. This increase was partially offset by a decrease of $1.2 million associated with our Florist segment, a decrease of $1.1 million associated with our Consumer segment, and a decrease of $0.7 million (increase of $0.3 million in constant currency) associated with our International segment. Foreign currency exchange rates had a $1.0 million favorable impact on consolidated sales and marketing during the year ended December 31, 2017. Consolidated sales and marketing expenses as a percentage of consolidated revenues increased to 23% for the year ended December 31, 2017 as compared to 20% for the year ended December 31, 2016.
Consolidated General and Administrative
Consolidated general and administrative expenses were relatively stable at $112.6 million for the year ended December 31, 2017 compared to $112.7 million for the year ended December 31, 2016. During the year ended December 31, 2017, depreciation expense decreased $2.6 million, transaction and integration costs decreased $2.5 million, bad debt expense decreased $1.5 million, and audit, legal, and other professional fees decreased $1.7 million. These decreases were offset primarily by $7.7 million in costs related to corporate strategic planning and an increase of $0.6 million in personnel-related costs. Foreign currency exchange rates had a $0.6 million favorable impact on consolidated general and administrative expenses during the year ended December 31, 2017. Consolidated general and administrative expenses as a percentage of consolidated revenues was stable at 10% for the years ended December 31, 2017 and 2016.
Amortization of Intangible Assets
Amortization expense related to intangible assets decreased $47.6 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 as certain intangible assets related to the Provide Commerce acquisition were fully amortized as of December 31, 2016.
Restructuring and Other Exit Costs
During the year ended December 31, 2017, the Company incurred restructuring and other exit costs of $2.2 million, primarily related to employee termination and facility closure costs. During the year ended December 31, 2016, the Company incurred restructuring and other exit costs of $11.8 million, primarily related to senior management changes, including expenses for severance and related accelerated vesting of equity awards, as well as restructuring charges related to the consolidation of certain office and distribution facilities for the Provide Commerce segment.
Impairment of Goodwill, Intangible Assets, and Long-Lived Assets
During the years ended December 31, 2017 and 2016, the Company recognized pre-tax impairment charges of $300.3 million and $84.0 million, respectively. See Note 5—“Goodwill, Intangible Assets, and Other Long-Lived Assets” of the Notes to the Consolidated Financial Statements included in Part 2, Item 6 of this Form 10-K, for a further description of these charges.
Interest Expense, Net
Interest expense, net for the year ended December 31, 2017 increased $0.6 million to $9.8 million as compared to $9.2 million the year ended December 31, 2016. The increase was primarily due to the rising interest rate market during 2017 when compared to 2016.

Provision for Income Taxes
During the year ended December 31, 2017, we recorded a tax benefit of $44.2 million on a pre-tax loss of $278.2 million compared to a tax benefit of $5.1 million on a pre-tax loss of $88.3 million for the year ended December 31, 2016. During the years ended December 31, 2017 and 2016, the impairment charges related to goodwill ($196.7 million in 2017 and $84.0 million in 2016) are not tax deductible, and therefore, there is no tax benefit recorded on the charges. Excluding the impact of the non-deductible goodwill impairment, the increase in the tax benefit rate was due to the recognition of an additional net benefit ($14.1 million) related to the impact of the reduced tax rates per the U.S. Tax Cuts and Jobs Act (the “TCJA”), enacted in December 2017, being applied to the deferred tax balances. The TCJA has also resulted in the Company incurring a Transition Tax Liability of $0.3 million, which was calculated using estimates based on what we believe are reasonable interpretations and assumptions. This calculation will be trued up in 2018, as final figures become available. In addition, tax shortfalls related to the vesting of equity awards increased tax expense by $1.6 million.
Year Ended December 31, 2016 compared to Year Ended December 31, 2015
Consolidated Revenues
Consolidated revenues decreased $96.3 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in consolidated revenues was primarily due to a decrease of $53.6 million in revenues from our Provide Commerce segment, a $30.1 million decrease in revenues from our Consumer segment, and a $14.2 million decrease in revenues from our International segment (increase of $4.5 million in constant currency). Foreign currency exchange rates unfavorably impacted revenues by $18.7 million during the year ended December 31, 2016.
Consolidated Cost of Revenues
Consolidated cost of revenues decreased $63.0 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in consolidated cost of revenues was primarily due to a decrease of $33.4 million in costs associated with our Provide Commerce segment and a decrease of $17.4 million in costs associated with our Consumer segment, both of which were primarily driven by the decrease in revenues. Costs associated with our International segment decreased by $10.1 million (increase of $2.8 million in constant currency) primarily due to foreign currency exchange rates which had a $12.8 million favorable impact on cost of revenues for the year ended December 31, 2016. Gross margin was 37% for the years ended December 31, 2016 and 2015.
Consolidated Sales and Marketing
Consolidated sales and marketing expenses decreased $19.1 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in consolidated sales and marketing expenses was primarily due to a decrease of $12.5 million in sales and marketing expenses associated with our Provide Commerce segment, a decrease of $4.5 million related to our Consumer segment, and a decrease of $3.1 million (decrease of $0.9 million in constant currency) associated with our International segment. Foreign currency exchange rates had a $2.2 million favorable impact on sales and marketing expenses for the year ended December 31, 2016. Consolidated sales and marketing expenses as a percentage of consolidated revenues was 20% for the years ended December 31, 2016 and 2015.
Consolidated General and Administrative
Consolidated general and administrative expenses decreased $10.5 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in consolidated general and administrative expenses was primarily due to a decrease in personnel related costs of $6.5 million, which included a decrease in headcount, incentive compensation expense, and stock-based compensation. In addition, transaction and integration related costs also decreased $2.9 million, facility costs decreased $1.0 million, and technology costs decreased $0.5 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. Legal costs, including litigation and dispute settlement charges (net of insurance recoveries), also decreased $1.5 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. These decreases were partially offset by increases in bad debt expense of $1.8 million and depreciation expense of $0.6 million. Consolidated general and administrative expenses as a percentage of consolidated revenues was stable at 10% for the years ended December 31, 2016 and 2015.

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
Impairment of Goodwill, Intangible Assets, and Long-Lived Assets
During the year ended December 31, 2016, the Company recognized a goodwill impairment charge of $84.0 million related to the Provide Commerce segment compared to a goodwill impairment charge of $85.0 million for the year ended December 31, 2015.
Interest Expense, Net
Interest expense was consistent for the year ended December 31, 2016 compared to the year ended December 31, 2015. The savings related to the lower level of debt principal balances were offset by slightly higher interest rates and amortization of the interest rate cap.
Provision for Income Taxes
During the year ended December 31, 2016, we recorded a tax benefit of $5.1 million on a pre-tax loss of $88.3 million compared to a tax benefit of $1.1 million on a pre-tax loss of $81.3 million for the year ended December 31, 2015. During the years ended December 31, 2016 and 2015, the impairment of goodwill is not tax deductible, and therefore, there is no tax benefit recorded on the charges. For the year ended December 31, 2016, the effective tax rate increased primarily due to the higher pre-tax loss and lower non-deductible expenses.
BUSINESS SEGMENT OPERATING RESULTS
The Company reports its business in four reportable segments: Provide Commerce, Consumer, Florist, and International. Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges and gains, transaction and integration costs, restructuring and other exit costs, and impairment of goodwill, intangible assets, and long-lived assets. In addition, stock-based and incentive compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income/(expense), net.
The segment results included in MD&A are presented on a basis consistent with our internal management reporting. Segment information appearing in Note 2—“Segment Information” to the Notes to Financial Statements in Part II, Item 8 of this Form 10-K is also presented on this basis.

PROVIDE COMMERCE SEGMENT

	Year Ended December 31,			2017 to 2016		2016 to 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(in thousands, except for percentages and average order values)
Segment revenues	$530,926	$529,733	$583,326	$1,193	<1%	$(53,593)	(9)%
Segment operating income	$27,764	$40,514	$41,802	$(12,750)	(31)%	$(1,288)	(3)%
Key metrics and other financial data:
Consumer orders	11,518	11,472	12,549	46	<1%	(1,077)	(9)%
Average order value	$45.41	$45.50	$46.02	$(0.09)	<1%	$(0.52)	(1)%
Segment operating margin	5%	8%	7%
Year Ended December 31, 2017 compared to Year Ended December 31, 2016
Provide Commerce Segment Revenues
Provide Commerce segment revenues increased $1.2 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. Consumer orders and average order value were relatively stable during 2017 compared to 2016. Revenues for each of the Gourmet Foods and the Personal Creations businesses increased 6% for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Partially offsetting these increases, revenues for the ProFlowers business decreased 5% from the prior year.
Provide Commerce Segment Operating Income
Provide Commerce segment operating income decreased $12.8 million, or 32%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The gross margin for the Provide Commerce segment increased to 38% for the year ended December 31, 2017 compared to 37% for the year ended December 31, 2016 primarily as a result of lower product costs which were partially offset by increased shipping and distribution center costs. Sales and marketing expenses increased $20.9 million due to additional marketing spend to drive customer acquisition and retention. General and administrative expenses decreased $2.6 million primarily due to lower personnel-related costs and legal expenses. Provide Commerce segment operating margin decreased to 5% for the year ended December 31, 2017 compared to 8% for the year ended December 31, 2016.
Year Ended December 31, 2016 compared to Year Ended December 31, 2015
Provide Commerce Segment Revenues
Provide Commerce segment revenues decreased $53.6 million, or 9%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily driven by a 9% decrease in consumer order volume combined with a 1% decrease in average order value. The revenue decline was largely due to a 17% decline in the ProFlowers revenues for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The Gourmet Foods business reported a 2% decrease in revenues for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Partially offsetting the decrease in revenues, the Personal Creations business reported 8% growth in revenues for the year ended December 31, 2016 from the year ended December 31, 2015. Both ProFlowers and Gourmet Foods revenues were negatively impacted by the Sunday timing of the Valentine’s Day holiday period during 2016, which worsened from the Saturday timing in 2015. ProFlowers was also impacted by an overall decline in revenues due to lower investment in customer acquisition marketing, which reduced order volume during 2016.

Provide Commerce Segment Operating Income
Provide Commerce segment operating income decreased $1.3 million, or 3%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The gross margin for the Provide segment was relatively stable at 37% for the years ended December 31, 2016 and 2015. Lower marketing and selling costs and personnel-related costs reduced operating expenses during the year ended December 31, 2016. Further, segment operating income for the year ended December 31, 2016 benefited from the second quarter 2015 actions associated with the restructuring of the Gifts.com business and the closure of the Kalla business as compared to the year ended December 31, 2015. Provide Commerce segment operating margin increased to 8% for the year ended December 31, 2016 compared to 7% for the year ended December 31, 2015.
CONSUMER SEGMENT

	Year Ended December 31,			2017 to 2016		2016 to 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(in thousands, except for percentages and average order values)
Segment revenues	$258,085	$291,275	$321,413	$(33,190)	(11)%	$(30,138)	(9)%
Segment operating income	$18,675	$30,210	$36,804	$(11,535)	(38)%	$(6,594)	(18)%
Key metrics and other financial data:
Consumer orders	3,408	3,821	4,229	(413)	(11)%	(408)	(10)%
Average order value	$71.23	$71.76	$70.83	$(0.53)	(1)%	$0.93	1%
Segment operating margin	7%	10%	11%
 Year Ended December 31, 2017 compared to Year Ended December 31, 2016
Consumer Segment Revenues
Consumer segment revenues decreased $33.2 million, or 11%, for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily driven by an 11% decrease in order volume and a 1% decrease in average order value. The decrease in order volume was largely due to declines in partner programs, including sympathy, group buying, and airlines, as well as other marketing channels. The decrease in average order value was primarily due to an increase in orders through our Gold Program, which is a consumer membership program that offers reduced service and shipping fees, and an unfavorable product mix and related service fees from more drop-ship orders.
Consumer Segment Operating Income
Consumer segment operating income decreased $11.5 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The gross margin for the Consumer segment decreased to 30% for the year ended December 31, 2017 compared to 31% for the year ended December 31, 2016. Sales and marketing expenses decreased $1.1 million, or 2%, primarily due to reduced variable marketing spend related to lower order volume partially offset by increased spend for higher cost marketing channels and higher personnel-related costs. General and administrative expenses increased $0.3 million, or 3%, when compared to the prior year. The Consumer segment operating margin decreased to 7% for the year ended December 31, 2017 compared to 10% for the year ended December 31, 2016.
Year Ended December 31, 2016 compared to Year Ended December 31, 2015
Consumer Segment Revenues
Consumer segment revenues decreased $30.1 million, or 9%, for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily driven by a 10% decrease in order volume, partially offset by a 1% increase in average order value. In 2016, consumer order volume was negatively impacted by the Sunday timing of the Valentine’s Day holiday, which worsened from the Saturday placement of the holiday in 2015. During 2016, we elected to shift certain group buying placements to the Provide Commerce segment and also reduce the number of partners due to changes in some partners’

marketing strategies. Both of these changes had an impact on revenues in these programs for 2016. In addition, revenue was lower for the year ended December 31, 2016 due to $4.1 million of breakage revenue which was recognized in the third quarter of 2015 as a result of our determination, based on a change in circumstances, that there was no longer a requirement to remit to relevant jurisdictions, under unclaimed property laws, the value of certain gift cards and vouchers which are not expected to be redeemed (“breakage”). Breakage revenue recognized during the year ended December 31, 2016 was not significant.
Consumer Segment Operating Income
Consumer segment operating income decreased $6.6 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The gross margin for the Consumer segment decreased to 31% for the year ended December 31, 2016 compared to 32% for the year ended December 31, 2015. Other operating expenses decreased $6.2 million primarily due to reduced spending associated with lower order volume, lower fixed costs in the customer service area, and lower technology and development costs. In addition, segment operating income for the year ended December 31, 2016 was lower compared to the year ended December 31, 2015 due to the breakage adjustment. The consumer segment operating margin decreased to 10% for the year ended December 31, 2016 from 11% for the year ended December 31, 2015.
FLORIST SEGMENT

	Year Ended December 31,			2017 to 2016		2016 to 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(in thousands, except for percentages and average revenues per member)
Segment revenues	$165,737	$166,881	$165,782	$(1,144)	(1)%	$1,099	1%
Segment operating income	$46,477	$48,406	$47,162	$(1,929)	(4)%	$1,244	3%
Key metrics and other financial data:
Average revenues per member	$15,270	$14,425	$13,493	$845	6%	$932	7%
Segment operating margin	28%	29%	28%
Year Ended December 31, 2017 compared to Year Ended December 31, 2016
Florist Segment Revenues
Florist segment revenues decreased $1.1 million, or 1%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. Services revenues decreased $1.6 million due to lower order-related revenues and lower fees associated with online and other services. Products revenues increased $0.5 million primarily due to an increase in sales of fresh flowers and floral, plant, and gift products to our floral network members which were partially offset by a decrease in technology system sales. Average revenues per member increased 6% for the year ended December 31, 2017 compared to the year ended December 31, 2016.
Florist Segment Operating Income
Florist segment operating income decreased $1.9 million, or 4%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The gross margin for the Florist segment decreased to 67% for the year ended December 31, 2017 compared to 68% for the year ended December 31, 2016 primarily due to a decrease in services revenues and an increase in product costs. Sales and marketing expenses decreased $1.2 million, or 2%, due to a decrease in advertising and promotional expenses, lower personnel-related costs, and lower order-related marketing expenses. General and administrative expenses increased $0.1 million primarily due to an increase in personnel-related and technology costs partially offset by a decrease in bad debt expense which was primarily related to one member in the prior year. Florist segment operating margin decreased to 28% for year ended December 31, 2017 compared to 29% for the year ended December 31, 2016.

Year Ended December 31, 2016 compared to Year Ended December 31, 2015
Florist Segment Revenues
Florist segment revenues increased $1.1 million, or 1%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. Services revenues increased $1.8 million due to a $1.0 million increase in subscription and other services revenues and an $0.8 million increase in order-related revenues. Products revenues decreased $0.7 million primarily due to a decrease in sales of fresh flowers. Average revenues per member increased 7% for the year ended December 31, 2016 compared to the year ended December 31, 2015.
Florist Segment Operating Income
Florist segment operating income increased $1.2 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The gross margin for the Florist segment increased to 68% for the year ended December 31, 2016 compared to 67% for the year ended December 31, 2015. General and administrative expenses increased $1.6 million driven largely by an increase in bad debt expense primarily related to one member and partially offset by lower personnel costs. Florist segment operating margin increased to 29% for year ended December 31, 2016 compared to 28% for the year ended December 31, 2015.
INTERNATIONAL SEGMENT

	Year Ended December 31,				Year Ended December 31,
	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
	(in thousands, except for percentages, average order values and average currency exchange rates)
In USD:
Segment revenues	$145,966	$152,700	$(6,734)	(4)%	$152,700	$166,916	$(14,216)	(9)%
Impact of foreign currency	8,054	—	8,054		18,729	—	18,729
Segment revenues (in constant currency) (a)	$154,020	$152,700	$1,320	1%	$171,429	$166,916	$4,513	3%

Segment operating income	$16,770	$19,128	$(2,358)	(12)%	$19,128	$18,380	$748	4%
Impact of foreign currency	902	—	902		2,240	—	2,240
Segment operating income (in constant currency) (a)	$17,672	$19,128	$(1,456)	(8)%	$21,368	$18,380	$2,988	16%

Key metrics and other financial data:
Consumer orders	2,661	2,690	(29)	(1)%	2,690	2,694	(4)	—%
Average order value	$45.30	$46.67	$(1.37)	(3)%	$46.67	$50.94	$(4.27)	(8)%
Segment operating margin	11%	13%			13%	11%

In GBP:
Segment revenues	£113,407	£112,330	£1,077	1%	£112,330	£109,445	£2,885	3%
Average order value	£35.22	£34.36	£0.86	3%	£34.36	£33.41	£0.95	3%
Average currency exchange rate: GBP to USD	1.29	1.36			1.36	1.53

(a)	USD at prior year foreign currency exchange rate.
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

Year Ended December 31, 2017 compared to Year Ended December 31, 2016
International Segment Revenues
International segment revenues decreased $6.7 million, or 4%, (increased $1.3 million, or 1%, in constant currency) for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in revenues in constant currency was primarily due to an increase in average order value of 3% partially offset by a 1% decrease in order volume.
International Segment Operating Income
International segment operating income decreased by $2.4 million, or 12%, ($1.5 million, or 8%, in constant currency) for the year ended December 31, 2017 compared to the year ended December 31, 2016. The gross margin for the International segment decreased to 31% for the year ended December 31, 2017 compared to 32% for the year ended December 31, 2016. Sales and marketing expenses decreased $0.7 million (increased $0.3 million in constant currency) primarily related to increased consumer marketing spend. General and administrative expenses increased $0.1 million ($0.8 million, or 7%, in constant currency). The increase in constant currency was primarily driven by an increase in personnel-related, legal, and technology costs. International segment operating margin decreased to 11% for the year ended December 31, 2017 compared to 13% for the year ended December 31, 2016.
Year Ended December 31, 2016 compared to Year Ended December 31, 2015
International Segment Revenues
International segment revenues decreased $14.2 million, or 9%, (increased $4.5 million, or 3%, in constant currency) for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in revenues in constant currency was primarily due to an increase in average order value of 3%. Consumer order volume for the year ended December 31, 2016 was relatively consistent with that of the year ended December 31, 2015 as modest growth in everyday order volume was offset by the Sunday placement of the Valentine’s Day holiday in 2016 compared to the Saturday placement in 2015.
International Segment Operating Income
International segment operating income increased by $0.7 million (increased $3.0 million, or 16%, in constant currency) for the year ended December 31, 2016 compared to the year ended December 31, 2015. The gross margin for the International segment increased to 32% for the year ended December 31, 2016 compared to 31% for the year ended December 31, 2015. Sales and marketing expenses decreased $3.1 million ($0.9 million in constant currency) related to lower brand and direct marketing costs during 2016. General and administrative expenses decreased $1.8 million ($0.4 million, or 3%, in constant currency). The decrease in constant currency was driven by a decrease in legal expenses partially offset by an increase in technology and personnel-related costs. International segment operating margin increased to 13% for the year ended December 31, 2016 compared to 11% for the year ended December 31, 2015.
UNALLOCATED EXPENSES
The Company incurs certain expenses which are not allocated to its four reportable segments.

	Year Ended December 31,			% Change
	2017	2016	2015	2017 to 2016	2016 to 2015
	(in thousands, except for percentages)
Unallocated expenses	$44,599	$49,899	$46,600	(11)%	7%
Unallocated expenses include various corporate costs, such as executive management, corporate finance, and legal costs. In addition, unallocated expenses include stock-based and incentive compensation, restructuring and other exit costs, transaction and integration costs, and litigation and dispute settlement charges and gains.

Unallocated expenses decreased $5.3 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. During the year ended December 31, 2017, we incurred restructuring and other exit costs of $2.2 million, primarily related to employee termination and facility closure costs. During the year ended December 31, 2016, we incurred restructuring costs of $11.8 million primarily associated with senior management changes and related accelerated vesting of equity awards and the closure and consolidation of certain locations. Unallocated expenses also decreased during the year ended December 31, 2017 when compared to the year ended December 31, 2016 due to reductions in transaction and integration related costs of $2.5 million, personnel-related costs of $1.5 million, and litigation and dispute settlement charges (net of insurance recoveries) of $0.8 million. Partially offsetting these decreases was an increase in unallocated expenses related to corporate strategic planning of $7.7 million and other professional fees of $1.4 million.
Unallocated expenses increased $3.3 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to an increase in restructuring and other exit costs associated with senior management changes and related accelerated vesting of equity awards and the closure and consolidation of certain locations. During the year ended December 31, 2015, we incurred restructuring costs of $6.1 million related to the closure of certain Provide Commerce developing businesses and locations. Litigation and dispute settlement charges (net of insurance recoveries) increased $1.2 million during the year ended December 31, 2016 when compared to the year ended December 31, 2015. Partially offsetting these increases was a $3.0 million decrease in transaction and integration related costs and a decrease in personnel-related costs of $0.3 million.
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
The interest rates applicable to borrowings under the Credit Agreement are based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to the Company’s net leverage ratio. At December 31, 2017, the base rate margin was 0.75% per annum and the LIBOR margin was 1.75% per annum. In addition, the Company pays a commitment fee ranging from 0.20% per annum to 0.40% per annum on the unused portion of the revolving credit facility. The stated interest rates (based on LIBOR) at December 31, 2017 under the term loan and the revolving credit facility were 3.44% and 3.23%, respectively. The effective interest rates at December 31, 2017 under the term loan and the revolving credit facility were 4.16% and 3.68%, respectively. The commitment fee rate at December 31, 2017 was 0.25%. The Credit Agreement contains customary representations and warranties, events of default, affirmative covenants, and negative covenants, that, among other things, require the Company to maintain compliance with a maximum net leverage ratio and a minimum consolidated fixed charge coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, and asset sales, and the Company’s ability to incur additional debt and additional liens.

The term loan is subject to amortization payments of $5 million per quarter and customary mandatory prepayments under certain conditions. During the year ended December 31, 2017, the Company made scheduled payments of $20 million under the term loan. The Company had net repayments of $68 million on the revolving credit facility during the year ended December 31, 2017. The outstanding balance of the term loan and all amounts outstanding under the revolving credit facility are due upon maturity in September 2019. At December 31, 2017, the remaining borrowing capacity under the Credit Agreement, which was reduced by $2.1 million in outstanding letters of credit, was $295.9 million, subject to certain limitations under covenants contained in the Credit Agreement. After giving effect to the net leverage ratio contained in the Credit Agreement, approximately $90 million was available for additional borrowing as of December 31, 2017 based on 3.25 times the total of Adjusted EBITDA (as defined in the Credit Agreement) for the last twelve months.
Based on our 2018 year-to-date results of operations and outlook for 2018, as we work to implement our strategic plan announced in January 2018, we currently anticipate that our Adjusted EBITDA and other sources of earnings or adjustments used to calculate Consolidated Adjusted EBITDA under the Credit Agreement will result in (1) our consolidated net leverage ratio, as defined in the Credit Agreement, exceeding the maximum permitted consolidated net leverage ratio during 2018, and (2) our fixed charge coverage ratio, as defined in the Credit Agreement, falling below the minimum requirement during 2018. In this regard, we anticipate we may not comply with the net leverage ratio covenant for the quarter ending March 31, 2018. In addition, the inclusion of a going concern uncertainty explanatory paragraph in the audit opinion on our financial statements constitutes an event of default under the Credit Agreement.
On March 30, 2018, the Company entered into a Forbearance Agreement and Second Amendment to Credit Agreement with our lenders that includes an agreement by the lenders to forbear from exercising remedies available to them until May 31, 2018 with respect to defaults caused by (1) failure to deliver an unqualified audit opinion for the year ended December 31, 2017 and (2) potential breach of the consolidated net leverage ratio covenant for the quarter ending March 31, 2018. If the Company is unable to obtain waivers or amendments from its lenders beyond the forbearance period, the lenders could exercise remedies under the Credit Agreement and the debt owed under the Credit Agreement could be accelerated. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness was accelerated. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
Under the Forbearance Agreement and Second Amendment to Credit Agreement, borrowings under the revolver will be limited to $150 million. During the forbearance period, the interest rate margin applicable to Eurocurrency borrowings and letter of credit fees will be increased to 4.25% per annum and the interest rate margin for base rate borrowings will be increased to 3.25%. In addition, the Company paid a forbearance fee of 0.125% and will pay commitment fees of 0.50% per annum on the unused portion of the revolving credit facility during the forbearance period.
The degree to which our assets are leveraged and the terms of our debt could materially and adversely affect our ability to obtain additional capital, as well as the terms at which such capital might be offered to us.
Going Concern
As described above, the financial statements included in this Form 10-K have been prepared assuming the Company will continue as a going concern.
The ability to continue as a going concern is dependent upon the Company entering into an amendment to the Credit Agreement, including revised covenants, or obtaining financing to replace the current facility, as well as continuing profitable operations, continuing to meet its obligations, and continuing to repay its liabilities arising from normal business operations when they become due. The Company has evaluated its plans to alleviate this doubt, which will include obtaining amended terms from its current lenders to allow for sufficient flexibility in the financial covenants after giving consideration to the Company’s current operations and strategic plans, or refinancing its current debt. Negotiations with our lenders may require the Company to raise additional capital and/or pursue the sale of non-core assets to reduce existing debt. There can be no assurance that the Company will be successful in its plans to refinance, to obtain alternative financing on acceptable terms or to sell non-strategic assets, when required or if at all. If such plans are not realized, the Company may be forced to limit its business activities or be unable to continue as a going concern, which will have a material adverse effect on our results of operations and financial condition. The financial statements included in this Form 10-K do not include any adjustments that might result from the outcome of this uncertainty.

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
Year Ended December 31, 2017 compared to Year Ended December 31, 2016
Our total cash and cash equivalents balance decreased by $51.5 million to $29.5 million at December 31, 2017 compared to $81.0 million at December 31, 2016. Our summary cash flows for the periods presented were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$52,817	$76,244	$82,594
Net cash used for investing activities	$(17,572)	$(16,557)	$(28,190)
Net cash used for financing activities	$(88,483)	$(35,286)	$(90,961)
Net cash provided by operating activities decreased by $23.4 million primarily driven by a $150.9 million increase in our net loss partially offset by a $128.0 million increase in non-cash items. Our non-cash items include, but are not limited to, impairment of goodwill, intangible assets, and other long-lived assets; depreciation and amortization; deferred taxes; stock-based compensation; and changes in operating assets and liabilities. These non-cash items increased primarily due to the impairment of goodwill, intangible assets, and other long-lived assets, which was partially offset by lower depreciation and amortization, deferred taxes, and stock-based compensation. Our working capital was relatively stable compared to prior year and included an $8.1 million decrease in income taxes payable, which was partially offset by increases of $4.3 million in accounts payable and accrued liabilities, $1.6 million in prepaid expenses, and $1.3 million in accounts receivable, net. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing, and other factors.
Net cash used for investing activities increased by $1.0 million, primarily related to $2.5 million of cash paid for the 2017 BloomThat acquisition, net of cash acquired, and a $1.9 million decrease in life insurance proceeds as compared to 2016. Fewer purchases of property and equipment totaling $15.1 million in 2017 as compared to $18.5 million in 2016 partially offset the increases. We currently anticipate that our total capital expenditures for 2018 will approximate $35.0 - $40.0 million. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.
Net cash used for financing activities increased by $53.2 million for 2017 as compared to 2016, primarily due to net repayments of $88.0 million of outstanding amounts under the Credit Agreement during 2017 compared to $20.0 million of repayments during 2016. Partially offsetting this increase in cash used for financing activities was a decrease of $15.2 million of common stock repurchases during the year ended December 31, 2016 under our 2016 Repurchase Program. During 2017, we did not repurchase any shares of our common stock under this program.
On March 2016, our board of directors authorized the 2016 Repurchase Program, which allowed us to repurchase up to $60 million of FTD common stock from time to time over a two-year period in both open market and privately negotiated transactions. The Company did not repurchase any shares of its common stock during the year ended December 31, 2017. The 2016 Repurchase Program expired on March 8, 2018.

Year Ended December 31, 2016 compared to Year Ended December 31, 2015
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
CONTRACTUAL OBLIGATIONS, OTHER COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations
Contractual obligations at December 31, 2017 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Debt, including interest(a)	$201,948	$201,948	$—	$—	$—
Noncancelable operating leases	35,937	8,881	13,662	10,909	2,485
Purchase obligations	20,310	15,492	4,445	373	—
Deferred compensation plans	1,228	315	218	87	608
Other liabilities	1,144	692	149	95	208
Total	$260,567	$227,328	$18,474	$11,464	$3,301

(a)
All outstanding amounts under the Credit Agreement were considered current at December 31, 2017, due to an event of default. Interest obligations were estimated using implied forward interest rates for 3-month LIBOR based on quoted market rates from the U.S. dollar-denominated interest-rate swap curve.

At December 31, 2017, we had liabilities for uncertain tax positions totaling $0.2 million, which are not included in the table above, as we are not able to reasonably estimate when or if cash payments for long-term liabilities related to uncertain tax positions will occur.
We had $2.1 million of commitments under letters of credit at December 31, 2017 which were scheduled to expire within one year. Standby letters of credit are maintained by FTD to secure credit card processing activity and additional letters of credit are maintained related to inventory purchases, insurance policies and lease obligations.

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
Off-Balance Sheet Arrangements
At December 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.
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
Goodwill, Indefinite-Lived Intangible Assets, and Long-Lived Assets
Goodwill is tested for impairment at the reporting unit level. A reporting unit is a business or a group of businesses for which discrete financial information is available and is regularly reviewed by management. An operating segment is made up of one or more reporting units. We report our business operations in four operating and reportable segments: Provide Commerce, Consumer, Florist, and International. Each of the Consumer, Florist, and International segments is a reporting unit. The Provide Commerce segment is comprised of two reporting units, ProFlowers/Gourmet Foods and Personal Creations. The ProFlowers and Gourmet Foods businesses have similar margins and share operations and business team structure, among other similarities. Therefore, these businesses meet the aggregation criteria, and as such, we have aggregated these two businesses into one reporting unit.
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
Goodwill and indefinite-lived intangible assets are not subject to amortization but are reviewed for impairment in the fourth quarter of each year, or more frequently if events or substantive changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value (i.e. that a triggering event has occurred). During the fourth quarter of 2017, we changed our annual goodwill impairment testing date from October 1 to November 30. We believe that this date, which represents a change in the method of applying an accounting principle, is preferable because it more closely aligns with our annual budgeting and long-range planning process, which is a key component of the annual impairment tests. We do not believe that the change in the date of the annual goodwill impairment test is a material change in the relevant accounting principle. The change in date also does not delay, accelerate, or avoid a goodwill impairment charge.
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

In calculating the fair value of the reporting units, we used a combination of the market approach and the income approach valuation methodologies. The income approach was used primarily, as we believe that a discounted cash flow approach is the most reliable indicator of the fair values of the businesses. Under the market approach, we used the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar companies based on business description, revenue size, markets served, and profitability. The key assumptions used in the income approach discounted cash flow valuation model included discount rates, growth rates, cash flow projections, and terminal growth rates. The discount rate utilized is indicative of the return an investor would expect to receive for investing in a similar business. Considering industry and company specific historical data and internal forecasts and projections, management developed growth rates and cash flow projections for each reporting unit. The cash flow projections reflect management’s forecasts, taking into account both the historical performance of each reporting unit and the expected contributions from the strategic initiatives that we are currently undertaking to achieve our vision to be the world’s floral innovator and leader, creating products, brands, and technology-driven services our customers love. In determining the terminal growth rates, we considered GDP growth, consumer price inflation and the long term growth prospects of each reporting unit. The discount rate, growth rates, royalty rates, cash flow projections, and terminal growth rates are also significant estimates used in the determination of the fair value of the indefinite-lived intangible assets. The indefinite-lived intangible assets were valued using the relief from royalty method which assumes that, in lieu of ownership, a company would be willing to pay a royalty to exploit the benefits of the asset.
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
Due to a sustained decline in our market capitalization during the three months ended September 30, 2017, we determined that a triggering event had occurred that required an interim impairment assessment for all of our reporting units, intangible assets, and other long-lived assets. We performed a quantitative interim test which resulted in our determination that the fair values of our Florist, International, and Personal Creations reporting units exceeded their carrying values and, therefore, their goodwill was not impaired. The fair values of the Consumer and ProFlowers/Gourmet Foods reporting units were less than their carrying values and, as such, the goodwill of these reporting units was deemed to be impaired. Impairment charges of $38.0 million and $28.6 million, respectively, were recorded during the three months ended September 30, 2017.
In conjunction with the annual impairment test performed during the three months ended December 31, 2017, we performed a quantitative test which resulted in our determination that the fair values of our International and Personal Creations reporting units exceeded their carrying values and, therefore, their goodwill was not impaired. The Personal Creations reporting unit fair value reasonably exceeded its carrying value while the fair value of the International reporting unit exceeded its carrying value by 6.3%. The fair values of the Consumer, Florist, and ProFlowers/Gourmet Foods reporting units were less than their carrying values and, as such, the goodwill of these reporting units was deemed to be impaired. Impairment charges of $30.7 million, $19.0 million, and $80.4 million, respectively, were recorded during the three months ended December 31, 2017.
Refer to Note 5—“Goodwill, Intangible Assets, and Other Long-Lived Assets” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for more information.

Certain key assumptions used in determining the fair value for the Company’s reporting units for the interim and annual impairment tests were as follows:

	Discount Rates	Terminal Growth Rates
Interim Assessment performed in the Third Quarter of 2017:
Consumer	16.5%	2.0%
Florist	13.5%	0.5%
International	12.5%	2.0%
ProFlowers/Gourmet Foods	14.0%	2.0%
Personal Creations	14.0%	2.5%

	Discount Rates	Terminal Growth Rates
Annual Assessment performed in the Fourth Quarter of 2017:
Consumer	19.5%	2.0%
Florist	18.0%	0.5%
International	12.5%	2.0%
ProFlowers/Gourmet Foods	13.0%	2.0%
Personal Creations	13.5%	2.5%
In conjunction with the interim and annual goodwill impairment tests, we also reviewed the fair values of our indefinite-lived intangible assets for impairment. The impairment tests for the indefinite-lived intangible assets were performed by comparing the fair values of such assets to their respective carrying values. These tests resulted in the determination that the fair value of the indefinite-lived intangible asset related to the International segment trademark and trade name exceeded its carrying amount and, therefore, was not impaired. The Consumer and Florist segments share a trademark and trade name and, therefore, share the related indefinite-lived asset. The interim impairment test indicated that the fair value of this indefinite-lived intangible asset was less than its carrying value, and, accordingly, a pre-tax impairment charge of $13.1 million was recorded during the three months ended September 30, 2017. The annual impairment test indicated a further impairment of such trademark and trade name, resulting in an impairment charge of $25.2 million which was recorded during the three months ended December 31, 2017. Certain key assumptions used in determining the fair value of the indefinite-lived intangible assets for both the interim and annual impairment tests were discount rates of 12.5% to 19.5% and average royalty rates of 2.5% to 6.0%.
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

In conjunction with the interim and annual goodwill impairment tests, we also reviewed our finite-lived intangible assets for potential impairment. The interim impairment evaluation of the finite-lived intangible assets indicated that the carrying amount of the complete technology intangible related to the acquisition of Provide Commerce was not recoverable when compared to the expected undiscounted future cash flows. As such, a pre-tax impairment charge of $16.3 million was recorded during the three months ended September 30, 2017. The annual impairment evaluation indicated that the carrying amount of the Gourmet Foods trademark and trade name was not recoverable when compared to the expected undiscounted future cash flows and, as such, a pre-tax impairment charge of $27.0 million was recorded during the three months ended December 31, 2017.
Also in conjunction with both the interim and annual goodwill impairment tests, we performed impairment evaluations of our other long-lived assets by comparing the expected undiscounted future cash flows to the carrying amounts of the assets. Management assessed the fair value of this asset group based on a discounted cash flow analysis. The results of both the interim and annual evaluations were that the carrying amounts of the property and equipment associated with the Provide Commerce segment were not recoverable when compared to the expected undiscounted cash flows associated with that asset group. As a result, pre-tax impairment charges of $9.7 million and $12.3 million were recorded during the three months ended September 30, 2017 and the three months ended December 31, 2017, respectively.
As previously noted, we are currently implementing several strategic initiatives across all of our businesses. Given the uncertainties regarding the related impact on financial performance, there can be no assurance that the estimates and assumptions made for purposes of the annual impairment testing will prove to be accurate predictions of the future. If our projections of future cash flows and financial performance are not achieved, we may be required to record impairment charges on our goodwill, intangible assets, or other long-lived assets in future periods, whether in connection with the next annual impairment testing, or on an interim basis, if any such change constitutes a triggering event outside of the quarter when we regularly perform our annual impairment tests. It is not possible at this time to determine if any such additional future impairment charge would result or, if it does, whether such charge would be material.
Income Taxes
We apply the provisions of ASC 740, Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation allowance to reduce our deferred tax assets to the amount that is more-likely-than-not to be realized. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In accordance with ASC 740, we recognize, in our consolidated financial statements, the impact of our tax positions that are more-likely-than-not to be sustained upon examination based on the technical merits of the positions. We recognize interest and penalties for uncertain tax positions in income tax expense.
Legal Contingencies
We are currently involved in certain legal proceedings and investigations. We record a liability when it believes that it is both probable that a loss has been incurred, and the amount of loss can be reasonably estimated. Management evaluates at least quarterly, developments in our legal matters that could affect the assessment of the probability of loss or the amount of liability, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. We may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate, (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. We continually assess the potential liability related to such pending matters. Legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company’s business, financial condition, results of operations, or cash flows.

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
Interest Rate Risk
We are exposed to interest rate risk on our cash and cash equivalents and the outstanding balance under the Credit Agreement. The interest rates applicable to borrowings under the Credit Agreement are based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to the Company’s net leverage ratio through March 30, 2018. Under the Forbearance Agreement and Second Amendment to Credit Agreement entered into on March 30, 2018, during the forbearance period (through May 31, 2018), the interest rates increased to LIBOR plus a margin of 4.25% per annum or a base rate plus a margin of 3.25% per annum. In March 2012, the Company entered into forward starting interest rate cap instruments based on 3-month LIBOR that are effective through June 2018 and have aggregated notional values totaling $130 million. The interest rate cap instruments are designated as cash flow hedges to hedge against expected future cash flows attributable to future 3-month LIBOR interest payments on a portion of the outstanding borrowings under the Credit Agreement. The gains or losses on the instruments are reported in other comprehensive income/(loss) to the extent that they are effective and are reclassified into earnings when the expected future cash flows through June 2018 and attributable to future 3-month LIBOR interest payments are recognized in earnings. A 100 basis point increase in LIBOR rates at December 31, 2017 and 2016 would result in an estimated annual increase in our interest expense related to the outstanding debt under the Credit Agreement of approximately $1.9 million and $2.8 million, respectively.
While we do not currently maintain any short-term investments, we still maintain deposits, which are classified as cash equivalents. Therefore, our interest income is sensitive to changes in the general level of U.S. and certain foreign interest rates.
Foreign Currency Exchange Risk
We transact business in foreign currencies, and we are exposed to risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound (“GBP”) and the Euro (“EUR”), which may result in gains or losses being reported in our results of operations. Volatilities in GBP and EUR and other relevant foreign currencies are monitored by us throughout the year. We face two primary risks related to foreign currency exchange rates—translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. Dollars (“USD”) using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the consolidated balance sheets. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in USD as the USD weakens or strengthens against other currencies. Substantially all of the revenues of our foreign subsidiaries are received, and substantially all expenses are incurred, in currencies other than the USD, which increases or decreases the related USD-reported revenues and expenses depending on the exchange rate used to translate these revenues and expenses. Therefore, changes in foreign currency exchange rates may negatively affect our consolidated revenues and net income. A 10% adverse change in overall foreign currency exchange rates over an entire year would not have a material impact on estimated annual revenues or estimated annual income before income taxes. These estimates assume an adverse shift in all foreign currency exchange rates against the USD, which do not always move in the same direction or in the same degrees, and actual results may differ materially. Net foreign currency transaction gains or losses arising from transactions denominated in currencies other than the local functional currency are included in other income, net, in the consolidated statements of operations.
At times, we utilize forward foreign currency exchange contracts to protect the value of our net investments in certain foreign subsidiaries denominated in currencies other than the USD. These contracts are designated as hedges of net investments in foreign entities. At both December 31, 2017 and 2016, we had no forward foreign currency exchange contracts outstanding.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on our evaluation under this framework, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.
Deloitte & Touche LLP, an independent registered public accounting firm, which audited our consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing in Item 8 in this Form 10-K.
Previously Identified Material Weaknesses - Fully Remediated
Assessment of Cross-Border Indirect Taxes

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

With the oversight of senior management and the audit committee, we have implemented new internal controls to remediate the underlying cause of the material weakness as follows:

•	Enhanced control procedures to ensure completeness of analyses supporting significant tax positions taken by the Company related to cross-border indirect taxes.

•
Enhanced monitoring activities over highly technical tax-related aspects of cross-border transactions, including implementation of formal periodic meetings attended by the Chief Financial Officer, corporate and divisional controllers, and members of the Company’s legal and tax departments, along with the engagement of external legal and tax experts as appropriate, to ensure that significant tax positions related to cross-border indirect taxes are fully reviewed and continuously monitored for appropriate accounting and disclosure.

Goodwill Impairment Test

Subsequent to filing the Original Form 10-Q for the period ended September 30, 2017, we determined that there was a calculation error in the determination of the goodwill impairment. The material weakness related to our control over the review of inputs used in the determination of the reporting unit carrying values that allowed a material error to occur that was not detected on a timely basis.

With the oversight of senior management and the audit committee, we have implemented changes to remediate the underlying cause of this material weakness as follows:

•	Improved control procedures to ensure sufficient detailed review of the inputs utilized in the determination of the reporting unit carrying values for testing of goodwill for impairment.

•	Improved our documentation of review procedures performed in relation to testing of goodwill for impairment.

Management has fully implemented and tested the measures described above and has remediated both of the material weaknesses in our internal control over financial reporting. Management is committed to a strong internal control environment.
Changes in Internal Control over Financial Reporting
Other than the improvements noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
On March 30, 2018, the Company entered into a Forbearance Agreement and Second Amendment to Credit Agreement (the “Forbearance Agreement”), among the Company, Interflora British Unit, the guarantors party to the Forbearance Agreement, the lenders party to the Forbearance Agreement, and Bank of America N.A., as Administrative Agent for the lenders (in such capacity, the “Administrative Agent”).

Under the Forbearance Agreement, the Administrative Agent and lenders have agreed to forbear from exercising remedies available to them until May 31, 2018 with respect to defaults caused by (1) failure to deliver an unqualified audit opinion for the year ended December 31, 2017 and (2) potential breach of the consolidated net leverage ratio covenant for the quarter ending March 31, 2018. If the Company is unable to obtain waivers or amendments from its lenders beyond the forbearance period, the lenders could exercise remedies under the Credit Agreement and the debt owed under the Credit Agreement could be accelerated.

The Forbearance Agreement amends borrowings under the revolver to be limited to $150 million. During the forbearance period, the interest rate margin applicable to Eurocurrency borrowings and letter of credit fees will be increased to 4.25% per annum and the interest rate margin for base rate borrowings will be increased to 3.25%. In addition, the Company paid a forbearance fee of 0.125% and will pay commitment fees of 0.50% per annum on the unused portion of the revolving credit facility during the forbearance period.

The Company is also required to provide, as soon as available and in any event within 15 days after the end of each calendar month beginning with the calendar month ending March 31, 2018, the preliminary consolidated balance sheet of the Company and its subsidiaries as at the end of such calendar month and the related preliminary consolidated statements of income and cash flows of the Company and its subsidiaries for such calendar month and for the period from the beginning of the 2018 fiscal year to the end of such calendar month. The Company, upon the request of the Administrative Agent or the lenders having a total credit exposure representing more than 50% of the total credit exposure of all lenders, also must participate in conference calls no more frequently than one time per calendar month to discuss information relating to the Company’s and its subsidiaries’ financial results and condition. Commencing on April 19, 2018 and on a weekly basis thereafter, the Company must provide to the Administrative Agent a written status update, prepared by the management of the Company, the Company’s legal counsel or the Company’s sell-side advisor, regarding any divestiture of assets of the Company.

Also under the Forbearance Agreement, commencing on April 2, 2018, if the amount of cash and cash equivalents of the Company and its subsidiaries, less the amount of any payments which have been issued by the Company and its subsidiaries, but which have not yet cleared their respective accounts exceeds $40.0 million for any three consecutive business day period after April 2, 2018, the Company or other borrowers must prepay the loans under the revolver in an amount equal to such excess as of such third business day. The Forbearance Agreement also imposes additional restrictions and limitations on the ability of the Company to take certain actions, including among other things, making investments, dividends, share repurchases, and asset sales, and the Company’s ability to incur additional debt and additional liens.

The foregoing description of the Forbearance Agreement does not purport to be a complete summary and is qualified in its entirety by reference to the full text of the Forbearance Agreement, which is filed as an exhibit to this Annual Report on Form 10-K.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is included under the following captions in our definitive proxy statement relating to our 2018 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017 and is incorporated herein by reference: “Matters to Be Considered at Annual Meeting—Proposal One: Election of Directors,” “Executive Officers,” and “Executive Compensation and Other Information—Section 16(a) Beneficial Ownership Reporting Compliance.”
ITEM 11.  EXECUTIVE COMPENSATION
The information required by Item 11 is included under the following captions in our definitive proxy statement relating to our 2018 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017 and is incorporated herein by reference: “Compensation Discussion and Analysis,” “Executive Compensation and Other Information,” “Matters to be Considered at Annual Meeting—Proposal One: Election of Directors—Director Compensation,” and “Matters to Be Considered at Annual Meeting—Proposal One: Election of Directors—Compensation Committee Interlocks and Insider Participation.”
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is included under the following captions in our definitive proxy statement relating to our 2018 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017 and is incorporated herein by reference: “Equity Compensation Plan Information” and “Ownership of Securities.”
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is included under the following captions in our definitive proxy statement relating to our 2018 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017 and is incorporated herein by reference: “Related-Party Transactions,” “Matters to Be Considered at Annual Meeting—Proposal One: Election of Directors—Board Independence” and “Matters to Be Considered at Annual Meeting—Proposal One: Election of Directors—Board Committees and Meetings.”

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is included under the caption “Matters to Be Considered at Annual Meeting—Proposal Two: Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement relating to our 2018 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017 and is incorporated herein by reference.
PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.Consolidated Financial Statements:
2.Financial Statement Schedule:

Page
Schedule II—Valuation and Qualifying Accounts	F-42

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
			8-K	001-35901	9/23/2014	10.1
10.9	Employment Agreement by and between FTD Companies, Inc. and Scott D. Levin**		10-Q	001-35901	11/13/2014	10.3
10.10	FTD Companies, Inc. Amended and Restated 2013 Incentive Compensation Plan (amended and restated as of June 9, 2015)**		DEF-14A	001-35901	4/28/2015	Exhibit A
10.11	FTD Companies, Inc. 2015 Employee Stock Purchase Plan**		DEF-14A	001-35901	4/28/2015	Exhibit B
10.12	Amendment to Service Agreement between Liberty Interactive Corporation and Provide Commerce, Inc.		10-Q	001-35901	5/8/2015	10.2
10.13	Purchase and Sale Agreement dated as of April 30, 2015 by and between Provide Creations, Inc. and Provide Gifts, Inc.		10-Q	001-35901	5/8/2015	10.3
10.14	Amendment No. 1 to Separation and Distribution Agreement by and between United Online, Inc. and FTD Companies, Inc.		10-Q	001-35901	8/6/2015	10.3
10.15	Form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Annual Grant) **		10-Q	001-35901	8/6/2015	10.4
10.16	Form of Option Agreement for Officers with Employment Agreements**		10-Q	001-35901	11/6/2015	10.1

			Incorporated by Reference to
No.	Exhibit Description	Filed with this Form 10-K	Form	File No.	Date Filed	Exhibit Number (if different)
10.17	Form of Option Agreement for Domestic Employees**		10-Q	001-35901	11/6/2015	10.2
10.18	Form of Option Agreement for UK and Canadian Employees**		10-Q	001-35901	11/6/2015	10.3
10.19	Form of Restricted Stock Unit Issuance Agreement for Officers with Employment Agreements**		10-K	001-35901	3/10/2016	10.24
10.20	Employment Agreement by and between Florists’ Transworld Delivery, Inc. and Tom D. Moeller**		10-K	001-35901	3/10/2016	10.25
10.21	Amendment to Employment Agreement by and between Florists’ Transworld Delivery, Inc. and Tom D. Moeller**		10-K	001-35901	3/10/2016	10.26
10.22	FTD Companies, Inc. 2016 Management Bonus Plan**		10-Q	001-35901	5/6/2016	10.1
10.23	Rhys Hughes Service Agreement Amendment**		10-Q	001-35901	8/5/2016	10.1
10.24	First Amendment to the FTD Companies, Inc. 2016 Management Bonus Plan**		10-Q	001-35901	8/5/2016	10.2
10.25	Rhys Hughes Service Agreement Second Amendment**		10-Q	001-35901	11/8/2016	10.1
10.26	Employment Agreement by and between Helen Quinn and FTD Companies, Inc.**		10-Q	001-35901	11/8/2016	10.2
10.27	Second Amendment to the FTD Companies, Inc. 2016 Management Bonus Plan**		10-Q	001-35901	11/8/2016	10.3
10.28	Employment Agreement by and between FTD Companies, Inc. and Stephen Tucker**		10-K	001-35901	3/16/2017	10.32
10.29	Second Amendment to the Employment Agreement by and between Florists’ Transworld Delivery, Inc. and Tom D. Moeller**		10-K	001-35901	3/16/2017	10.33
10.30	Amendment to the Employment Agreement by and between FTD Companies, Inc. and Scott D. Levin**		10-K	001-35901	3/16/2017	10.34
10.31	Rhys Hughes Service Agreement Third Amendment**		10-K	001-35901	3/16/2017	10.35
10.32	Letter Agreement Regarding Executive Severance Benefits by and between FTD Companies, Inc. and Eric Vratimos**		10-K	001-35901	3/16/2017	10.36
10.33	Amendment to Employment Agreement by and between Helen Quinn and FTD Companies, Inc.**		10-K	001-35901	3/16/2017	10.37
10.34	Employment Agreement by and between FTD Companies, Inc. and John C. Walden**		10-K	001-35901	3/16/2017	10.38
10.35	FTD Companies, Inc. Third Amended and Restated 2013 Incentive Compensation Plan (amended and restated as of June 6, 2017)**		DEF-14A	001-35901	4/26/2017	Exhibit A
10.36	FTD Companies, Inc. 2017 Management Bonus Plan**		10-Q	001-35901	5/10/2017	10.1
10.37	Third Amended and Restated 2013 Incentive Compensation Plan Restricted Stock Unit Issuance Agreement**		10-Q	001-35901	8/9/2017	10.1
10.38	Employment Agreement by and between FTD Companies, Inc. and Jeffery Severts**		10-Q	001-35901	11/9/2017	10.1
10.39	Employment Agreement by and between FTD Companies, Inc. and Simha Kumar**		10-Q	001-35901	11/9/2017	10.2
10.40	Separation of Employment Agreement by and between FTD.Com, Inc. and Helen Quinn**		10-Q	001-35901	11/9/2017	10.3
10.41	Form of Option Agreement for Officers with Employment Agreements**		10-Q	001-35901	11/9/2017	10.4
10.42	Form of Restricted Stock Unit Issuance Agreement for Officers with Employment Agreements**		10-Q	001-35901	11/9/2017	10.5
10.43	Assignment and Assumption Agreement between General Communication, Inc., Liberty Interactive Corporation, Liberty Interactive, LLC, Ventures Holdco, LLC, and FTD Companies, Inc.		10-Q	001-35901	11/9/2017	10.6
10.44	Form of Restricted Stock Unit Issuance Agreement for Officers with Employment Agreements**	X				10.1

Incorporated by Reference to
No.	Exhibit Description	Filed with this Form 10-K	Form	File No.	Date Filed	Exhibit Number (if different)
10.45	Form of Performance-Based Restricted Stock Unit Issuance Agreement for Officers**	X				10.2
10.46	Form of Option Agreement for Officers**	X				10.3
10.47	Forbearance Agreement and Second Amendment to Credit Agreement, dated as of March 30, 2018, among FTD Companies, Inc., Interflora British Unit, the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as administrative agent for the Lenders	X				10.4
21.1	List of Subsidiaries of FTD Companies, Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X

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

Date:	April 2, 2018		FTD Companies, Inc. (Registrant)

		By:	/s/ John C. Walden
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

Signature	Title	Date

/s/ John C. Walden	President and Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2018
John C. Walden

/s/ Steven D. Barnhart	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 2, 2018
Steven D. Barnhart

/s/ Robert Berglass	Chairman of the Board, Director	April 2, 2018
Robert Berglass

/s/ James T. Armstrong	Director	April 2, 2018
James T. Armstrong

/s/ Tracey Belcourt	Director	April 2, 2018
Tracey Belcourt

/s/ Candace Duncan	Director	April 2, 2018
Candace Duncan

/s/ Sue Ann Hamilton	Director	April 2, 2018
Sue Ann Hamilton

/s/ Joseph W. Harch	Director	April 2, 2018
Joseph W. Harch

/s/ Robin Hickenlooper	Director	April 2, 2018
Robin Hickenlooper

/s/ Dennis Holt	Director	April 2, 2018
Dennis Holt

/s/ Christoper W. Shean	Director	April 2, 2018
Christopher W. Shean

FTD COMPANIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of FTD Companies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FTD Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, based on its projections, the Company anticipates that, during 2018, it will not be in compliance with certain covenants of its Credit Agreement and will not have sufficient capital to repay the obligations due under its Credit Agreement if called for repayment by the lenders, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
April 2, 2018

We have served as the Company’s auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of FTD Companies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of FTD Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”) as of and for the year ended December 31, 2017, of the Company and our report dated April 2, 2018, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
April 2, 2018

FTD COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$29,496	$81,002
Accounts receivable, net of allowances of $4,957 and $4,962 at December 31, 2017 and December 31, 2016, respectively	26,028	26,659
Inventories	25,356	24,996
Prepaid expenses and other current assets	14,911	13,697
Total current assets	95,791	146,354
Property and equipment, net	33,880	57,559
Intangible assets, net	181,965	272,798
Goodwill	277,041	463,465
Other assets	21,648	22,138
Total assets	$610,325	$962,314
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,480	$70,254
Accrued liabilities	77,058	68,274
Accrued compensation	14,261	19,165
Deferred revenue	5,280	4,911
Income taxes payable	872	2,005
Current portion of long-term debt	189,666	20,000
Total current liabilities	357,617	184,609
Long-term debt	—	256,306
Deferred tax liabilities, net	30,854	85,932
Other liabilities	7,330	7,740
Total liabilities	395,801	534,587
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, 5,000,000 shares, par value $0.0001, authorized; no shares issued and outstanding
Common stock, 60,000,000 shares, par value $0.0001, authorized; 30,073,087 and 29,731,189 shares issued at December 31, 2017 and December 31, 2016, respectively	3	3
Treasury stock, 2,430,897 shares at December 31, 2017 and December 31, 2016, respectively	(65,221)	(65,221)
Additional paid-in capital	705,388	694,773
Accumulated deficit	(384,232)	(150,191)
Accumulated other comprehensive loss	(41,414)	(51,637)
Total stockholders’ equity	214,524	427,727
Total liabilities and stockholders’ equity	$610,325	$962,314
The accompanying notes are an integral part of these consolidated financial statements.

FTD COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Products	$950,612	$984,957	$1,081,217
Services	133,416	137,042	137,116
Total revenues	1,084,028	1,121,999	1,218,333
Operating expenses:
Cost of revenues—products	657,180	685,176	747,046
Cost of revenues—services	17,394	18,466	19,573
Sales and marketing	249,565	229,569	248,627
General and administrative	112,630	112,720	123,244
Amortization of intangible assets	13,467	61,050	61,481
Restructuring and other exit costs	2,179	11,758	6,065
Impairment of goodwill, intangible assets, and other long-lived assets	300,342	84,000	85,000
Total operating expenses	1,352,757	1,202,739	1,291,036
Operating loss	(268,729)	(80,740)	(72,703)
Interest income	478	519	472
Interest expense	(10,275)	(9,714)	(9,715)
Other income, net	311	1,678	686
Loss before income taxes	(278,215)	(88,257)	(81,260)
Benefit from income taxes	(44,174)	(5,066)	(1,118)
Net loss	$(234,041)	$(83,191)	$(80,142)
Loss per common share
Basic loss per share	$(8.52)	$(3.03)	$(2.79)
Diluted loss per share	$(8.52)	$(3.03)	$(2.79)

The accompanying notes are an integral part of these consolidated financial statements.

FTD COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(234,041)	$(83,191)	$(80,142)
Other comprehensive income (loss):
Foreign currency translation	9,878	(17,934)	(6,868)
Cash flow hedges:
Changes in net gains on derivatives, net of tax of $214, $196, and $68 for the years ended December 31, 2017, 2016, and 2015, respectively	345	327	109
Other comprehensive income (loss)	10,223	(17,607)	(6,759)
Total comprehensive loss	$(223,818)	$(100,798)	$(86,901)

The accompanying notes are an integral part of these consolidated financial statements.

FTD COMPANIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2015	29,193	$3	—	$—	$666,338	$(27,271)	$13,142	$652,212
Net loss	—	—	—	—	—	—	(80,142)	(80,142)
Other comprehensive loss	—	—	—	—	—	(6,759)	—	(6,759)
Stock-based compensation	—	—	—	—	12,912	—	—	12,912
Tax benefits from equity awards	—	—	—	—	269	—	—	269
Vesting of restricted stock units and related repurchases of common stock	162	—	—	—	(2,605)	—	—	(2,605)
Repurchases of common stock	—	—	(1,831)	(50,000)	—	—	—	(50,000)
Issuance of common stock through employee stock purchase plan	72	—	—	—	1,637	—	—	1,637
Exercise of stock options	—	—	—	—	7	—	—	7
Balance at December 31, 2015	29,427	$3	(1,831)	$(50,000)	$678,558	$(34,030)	$(67,000)	$527,531
Net loss	—	—	—	—	—	—	(83,191)	(83,191)
Other comprehensive loss	—	—	—	—	—	(17,607)	—	(17,607)
Stock-based compensation	—	—	—	—	16,985	—	—	16,985
Tax shortfalls from equity awards	—	—	—	—	(705)	—	—	(705)
Vesting of restricted stock units and related repurchases of common stock	196	—	—	—	(2,302)	—	—	(2,302)
Repurchases of common stock	—	—	(600)	(15,221)	—	—	—	(15,221)
Issuance of common stock through employee stock purchase plan	108	—	—	—	2,237	—	—	2,237
Balance at December 31, 2016	29,731	$3	(2,431)	$(65,221)	$694,773	$(51,637)	$(150,191)	$427,727
Net loss	—	—	—	—	—	—	(234,041)	(234,041)
Other comprehensive income	—	—	—	—	—	10,223	—	10,223
Stock-based compensation	—	—	—	—	11,098	—	—	11,098
Vesting of restricted stock units and related repurchases of common stock	203	—	—	—	(1,998)	—	—	(1,998)
Issuance of common stock through employee stock purchase plan	139	—	—	—	1,515	—	—	1,515
Balance at December 31, 2017	30,073	$3	(2,431)	$(65,221)	$705,388	$(41,414)	$(384,232)	$214,524

The accompanying notes are an integral part of these consolidated financial statements.

FTD COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(234,041)	$(83,191)	$(80,142)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,474	85,099	85,251
Impairment of goodwill, intangible assets, and other long-lived assets	300,342	84,000	85,000
Stock-based compensation	11,098	16,985	12,912
Provision for doubtful accounts receivable	2,092	3,423	1,690
Accretion of discounts and amortization of deferred financing and debt issue costs	1,360	1,360	1,360
Impairment of long-lived assets related to restructuring activities	—	723	1,282
Deferred taxes, net	(56,177)	(25,992)	(17,984)
Gains on life insurance	—	(1,583)	—
Other, net	(26)	133	45
Changes in operating assets and liabilities, net of acquisition related purchase accounting adjustments:
Accounts receivable	(1,041)	(2,371)	3,837
Inventories	(116)	461	701
Prepaid expenses and other assets	2,149	598	3,518
Accounts payable and accrued liabilities	(4,857)	(9,196)	1,825
Deferred revenue	226	(308)	(4,744)
Income taxes receivable or payable	(1,376)	6,741	(4,026)
Other liabilities	(290)	(638)	(7,931)
Net cash provided by operating activities	52,817	76,244	82,594
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(2,469)	—	(9,935)
Purchases of property and equipment and intangible assets	(15,103)	(18,503)	(18,255)
Proceeds from life insurance	—	1,946	—
Net cash used for investing activities	(17,572)	(16,557)	(28,190)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	90,000	—	10,000
Payments on long-term debt	(178,000)	(20,000)	(50,000)
Exercise of stock options and purchases from employee stock plans	1,515	2,237	1,644
Repurchases of common stock withheld for taxes	(1,998)	(2,302)	(2,605)
Repurchases of common stock	—	(15,221)	(50,000)
Net cash used for financing activities	(88,483)	(35,286)	(90,961)
Effect of foreign currency exchange rate changes on cash and cash equivalents	1,732	(1,291)	(1,146)
Change in cash and cash equivalents	(51,506)	23,110	(37,703)
Cash and cash equivalents, beginning of period	81,002	57,892	95,595
Cash and cash equivalents, end of period	$29,496	$81,002	$57,892
The accompanying notes are an integral part of these consolidated financial statements.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
Description of Business
FTD Companies, Inc. (together with its subsidiaries, “FTD” or the “Company”), is a premier floral and gifting company with a vision to be the world’s floral innovator and leader, creating products, brands, and technology-driven services its customers love. The Company provides floral, specialty foods, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. The business uses the highly recognized FTD® and Interflora® brands, both supported by the iconic Mercury Man® logo. While the Company operates primarily in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), and the Republic of Ireland, it has worldwide presence as its Mercury Man logo is displayed in approximately 35,000 floral shops in over 125 countries. The Company’s diversified portfolio of brands also includes ProFlowers®, ProPlants®, Shari’s Berries®, Personal Creations®, RedEnvelope®, Flying Flowers®, Ink CardsTM, PostagramTM, Gifts.comTM, and BloomThatTM. While floral arrangements and plants are its primary offerings, the Company also markets and sells gift items, including gourmet-dipped berries and other sweets, personalized gifts, gift baskets, wine and champagne, and jewelry.
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
Going Concern
The consolidated financial statements have been prepared assuming the Company will continue as a going concern. Based on the Company’s 2018 year-to-date results of operations and outlook for 2018, as the Company works to implement its strategic plan announced in January 2018, the Company currently anticipates that its Adjusted EBITDA (as defined in the credit agreement) and other sources of earnings or adjustments used to calculate Consolidated Adjusted EBITDA under its credit agreement entered into in 2014 (as amended, the “Credit Agreement”) will result in (1) the Company’s consolidated net leverage ratio, as defined in the Credit Agreement, exceeding the maximum permitted consolidated net leverage ratio during 2018, and (2) the Company’s fixed charge coverage ratio, as defined in the Credit Agreement, falling below the minimum requirement during 2018. In this regard, the Company anticipates it may not comply with the net leverage ratio covenant for the quarter ending March 31, 2018. In addition, the inclusion of a going concern uncertainty explanatory paragraph in the audit opinion on the Company’s financial statements constitutes an event of default under the Credit Agreement.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 30, 2018, the Company entered into a Forbearance Agreement and Second Amendment to Credit Agreement with its lenders, which includes an agreement by the lenders to forbear from exercising remedies available to them until May 31, 2018 with respect to defaults caused by (1) failure to deliver an unqualified audit opinion for the year ended December 31, 2017 and (2) potential breach of the consolidated net leverage ratio covenant for the quarter ending March 31, 2018. If the Company is unable to obtain waivers or amendments from its lenders beyond the forbearance period, the lenders could exercise remedies under the Credit Agreement and the debt owed under the Credit Agreement could be accelerated. The Company does not expect that it could repay all of its outstanding indebtedness if the repayment of such indebtedness was accelerated. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company entering into an amendment to its current financing which has revised covenants or obtaining financing to replace the current facility, as well as continuing profitable operations, continuing to meet its obligations, and continuing to repay its liabilities arising from normal business operations when they become due. The Company has evaluated its plans to alleviate this doubt, which will include obtaining amended terms from its current lenders to allow for sufficient flexibility in the financial covenants after giving consideration to the Company’s current operations and strategic plans, or refinancing its current debt. Negotiations with our lenders may require the Company to raise additional capital and/or pursue the sale of non-core assets to reduce existing debt. There can be no assurance that the Company will be successful in its plans to refinance or to obtain alternative financing on acceptable terms, when required or if at all. If such plans are not realized, the Company may be forced to limit its business activities or be unable to continue as a going concern, which will have a material adverse effect on our results of operations and financial condition. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounting Policies
Cash and Cash Equivalents
The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which have a maturity date within three months from the date of purchase. At December 31, 2017 and 2016, the Company’s cash and cash equivalents were maintained primarily with major U.S. and U.K. financial institutions and brokerage firms. Deposits with these institutions are generally in excess of the amount insured by the respective government on such deposits.
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

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Inventory
The Company’s inventories, which consist primarily of products held for sale, are stated at the lower of cost or market value. Inventory is valued using the first-in, first-out or weighted-average cost method. The Company regularly assesses the valuation of inventory and reviews inventory quantities on hand and, if necessary, writes down excess and obsolete inventory based primarily on the age of the inventory and forecasts of product demand, as well as markdowns for the excess of cost over the amount the Company expects to realize from the sale of certain inventory. As of both December 31, 2017 and 2016, inventory reserves were approximately 7% of the inventory balance.
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
For additional information related to derivative instruments, see Note 7—“Derivative Instruments.”

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Acquisitions
The Company allocates the purchase price of acquired businesses to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The estimates used to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. The Company uses information available to it to make fair value determinations and engages independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired long-lived assets. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process, such estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations. The Company is also required to estimate the useful lives of intangible assets to determine the amount of acquisition-related intangible asset amortization expense to record in future periods. The Company periodically reviews the estimated useful lives assigned to its intangible assets to determine whether such estimated useful lives continue to be appropriate.
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
Provide Commerce, Consumer, Florist, and International. Each of the Consumer, Florist, and International segments is a reporting unit. The Provide Commerce segment is comprised of two reporting units, ProFlowers/Gourmet Foods and Personal Creations. The ProFlowers and Gourmet Foods businesses have similar margins and share operations and business team structure, among other similarities. Therefore, these businesses meet the aggregation criteria, and as such, the Company has aggregated these two businesses into one reporting unit.

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

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and indefinite-lived intangible assets are not subject to amortization but are reviewed for impairment in the fourth quarter of each year, or more frequently if events or substantive changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value (i.e. that a triggering event has occurred). During the fourth quarter of 2017, the Company changed its annual goodwill impairment testing date from October 1 to November 30. Management believes that this date, which represents a change in the method of applying an accounting principle, is preferable because it more closely aligns with the Company’s annual budgeting and long-range planning process, which is a key component of the annual impairment tests. The Company does not believe that the change in the date of the annual goodwill impairment test is a material change in the relevant accounting principle. The change in date also does not delay, accelerate, or avoid a goodwill impairment charge. Retrospective application to prior periods is impracticable as the Company is unable to objectively determine, without the use of hindsight, the assumptions that would be used in those earlier periods. In addition, as management performed an interim goodwill test during the third quarter of 2017 due to a triggering event, a test had been performed within twelve months of the previous annual impairment test.
Testing goodwill, intangible assets, and other long-lived assets for impairment involves comparing the fair value of the reporting unit or intangible asset to its carrying value. If the carrying amount of a reporting unit, intangible asset, or other long-lived asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess, up to the carrying amount of the goodwill, intangible asset, or other long-lived asset. In calculating the fair value of the reporting units, the Company used a combination of the market approach and the income approach valuation methodologies. The income approach was used primarily, as the Company believes that a discounted cash flow approach is the most reliable indicator of the fair values of the businesses. Under the market approach, the Company used the guideline company method, which focuses on comparing the risk profile and growth prospects to select reasonably similar companies based on business description, revenue size, markets served, and profitability. The key assumptions used in the income approach discounted cash flow valuation model included discount rates, growth rates, cash flow projections, and terminal growth rates. The discount rate utilized is indicative of the return an investor would expect to receive for investing in a similar business. Considering industry and company specific historical data and internal forecasts and projections, management developed growth rates and cash flow projections for each reporting unit. In determining the terminal growth rates, the Company considered GDP growth, consumer price inflation, and the long term growth prospects of each reporting unit. The discount rate, growth rates, royalty rates, cash flow projections, and terminal growth rates are also significant estimates used in the determination of the fair value of the indefinite-lived intangible assets. The indefinite-lived intangible assets were valued using the relief from royalty method, which assumes that in lieu of ownership a company would be willing to pay a royalty to exploit the benefits of the related assets.
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

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Sales and Marketing
Sales and marketing expenses include expenses associated with promoting the Company’s brands, products and services. Such expenses include advertising and promotion expenses; fees paid to online and other corporate partners and to floral network members related to order volume sent through the Company’s floral network; and personnel and overhead-related expenses for marketing, merchandising, customer service and sales personnel. In addition, sales and marketing expenditures also include branding and customer acquisition campaigns consisting of television, internet, radio, public relations, sponsorships, print and outdoor advertising, and retail and other performance-based distribution relationships. Marketing and advertising costs to promote the Company’s brands, products, and services are expensed in the period incurred. Advertising expenses include media, agency, and promotion expenses. Media production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs. Advertising and promotion expenses for the years ended December 31, 2017, 2016, and 2015, were $192.6 million, $173.7 million, and $188.5 million, respectively. At December 31, 2017 and 2016, $2.0 million and $1.8 million, respectively, of prepaid advertising and promotion expenses were included in other current assets in the consolidated balance sheets.
Software Development Costs
The Company accounts for costs incurred to develop software for internal-use in accordance with ASC 350, which requires such costs be capitalized and amortized over the estimated useful life of the software. Such capitalized costs include external direct costs incurred in developing or obtaining the applications and payroll and payroll related expenses for employees who are directly associated with developing the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. The Company capitalized costs associated with internal-use software totaling $7.2 million and $10.7 million in the years ended

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017 and 2016, respectively. The internal-use software capitalized costs are being depreciated on a straight-line basis over each project’s estimated useful life, which is generally three to five years. The fair value of capitalized internal use software valued in connection with the Provide Commerce acquisition is also included in the complete technology category within intangible assets, net, in the consolidated balance sheets and is being amortized on a straight line basis over the estimated useful life of five years. All other capitalized internal use software is included in the computer software category within property and equipment, net, in the consolidated balance sheets.
Software to be Sold, Leased, or Marketed
The Company follows the provisions of ASC 985 Software, which requires that all costs relating to the purchase or internal development and production of computer software products to be sold, leased or otherwise marketed be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company capitalizes all eligible computer software costs incurred once technological feasibility is established. The Company amortizes these costs using the straight-line method over a period of three to five years. At December 31, 2017 and 2016, the carrying amount of capitalized computer software costs related to the purchase or internal development and production of computer software to be sold, leased or otherwise marketed was $1.0 million and $0.9 million, respectively, and is included within property and equipment, net, in the consolidated balance sheets. During the years ended December 31, 2017, 2016, and 2015, the Company amortized and recognized associated depreciation expense of $0.3 million, $0.4 million, and $0.3 million, respectively, related to these capitalized computer software costs.
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
Stock-Based Compensation
The Company’s employees and non-employee directors are generally eligible to participate in the Company’s stock-based compensation plans. Under these plans, certain employees and non-employee directors of the Company received grants of restricted stock units (“RSUs”) and/or stock options for FTD common stock. For additional information related to equity awards, see Note 10—“Incentive Compensation Plans.”
Stock-based compensation expense is recognized on a straight-line basis over the vesting period of the award. The fair value of RSUs is based on the closing stock price on the date of grant. The fair value of stock options is determined using the Black-Scholes option-pricing model, which utilizes various assumptions including expected volatility and expected term. For awards issued by the Company, the simplified method was used to determine the term, and the forfeiture rates were based on historical trends for the Company’s employees. Volatility is determined based on a combination of the Company’s and United Online’s historical volatility as the Company represented a significant portion of consolidated United Online prior to the Separation and the Company does not yet have sufficient history to base the assumption on solely its historical volatility.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Income/(Loss)
The Company follows the provisions of ASC 220, Comprehensive Income, which establishes standards for reporting comprehensive income/(loss) and its components in financial statements. Comprehensive income/(loss), as defined, includes all changes in equity during a period from non-owner sources. For the Company, comprehensive income/(loss) primarily consists of its reported net income/(loss), changes in unrealized gains or losses on derivatives, net of tax, and foreign currency translation.
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
Income Taxes
The Company applies the provisions of ASC 740, Income Taxes (“ASC 740”), and computes the provision for income taxes on a separate return basis. Under ASC 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more-likely-than-not to be realized. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including its operating results and the existence of substantial doubt regarding the Company’s ability to continue as a going concern, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. In accordance with ASC 740, the Company recognizes, in its consolidated financial statements, the impact of the Company’s tax positions that are more-likely-than-not to be sustained upon examination based on the technical merits of the positions. The Company recognizes interest and penalties for uncertain tax positions in income tax expense.
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

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718). The amendments in this ASU simplify several aspects of the accounting for stock-based compensation, including the income tax consequences, the accounting for forfeitures, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The Company adopted the guidance related to the income tax expense requirements in the first quarter of 2017 on a prospective basis. As a result, the Company recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event resulting in the recognition of incremental income tax expense of $1.6 million during the year ended December 31, 2017. The Company adopted the provisions related to the classification on the statement of cash flows on a retrospective basis and prior periods have been adjusted to present the excess tax benefits/shortfalls as part of cash flows from operating activities. The result was a decrease in cash flows from operating activities and a corresponding increase in cash flows from financing activities of $1.6 million and $0.7 million, respectively for the years ended December 31, 2017 and 2016 and an increase in cash flows from operating activities and a corresponding decrease in cash flows from financing activities of $0.3 million for the year ended December 31, 2015. The Company elected not to change its policy on accounting for forfeitures and will continue to recognize expense based on an estimated forfeiture rate. In future periods, the adoption of this update could increase or reduce the Company’s reported income tax expense or benefit and cash flows from operating activities depending on the difference between the future price of the Company’s common stock at vesting or exercise as compared to the grant price.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, an entity will recognize an impairment charge for the amount by which the carrying value of a reporting unit exceeds its fair value. This standard was scheduled to be effective for the Company for the fiscal year beginning January 1, 2020 and for interim periods within that fiscal year. Early adoption is permitted for any goodwill impairment test performed on testing dates after January 1, 2017. As the amendments within this ASU are meant to reduce the complexity surrounding the evaluation of the Company’s goodwill for impairment, the Company elected to early adopt this ASU beginning January 1, 2017. The amendments in this ASU were applied to the impairment tests performed in 2017 and will continue to be applied to the Company’s goodwill impairment tests performed on an interim or annual basis. See Note 5—“Goodwill, Intangible Assets, and Other Long-Lived Assets.”
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which provides guidance from the SEC allowing for the recognition of provisional amounts in the financial statements for the year ended December 31, 2017 as a result of the U.S. Tax Cuts and Jobs Act (“TCJA”) that was signed into law in December 2017. The guidance allows for a measurement period of up to one year from the enactment date to finalize the accounting related to the TCJA. The Company has applied the guidance in this update within its financial statements for the year ended December 31, 2017.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20, respectively (collectively, “Topic 606”). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In addition, new and enhanced disclosures will be required. The guidance under this topic was deferred by ASU 2015-14 and is now effective for fiscal years and interim periods beginning on or after December 15, 2017, with early adoption permitted as of the original effective date for periods beginning after December 15, 2016. The Company will adopt Topic 606 in the first quarter of 2018. The Company has finalized its assessment and has identified that the adoption of this update will not have a material impact on its consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The updated guidance enhances the reporting model for financial instruments, and includes amendments to address aspects of recognition, measurement, presentation, and disclosure. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2017. The amendments must be applied prospectively and, although early adoption is permitted for certain measurement enhancements within this amendment, early adoption is not permitted for other aspects updated in this amendment. The adoption of this update is not expected to have an impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update requires the recognition of certain lease assets and lease liabilities on the balance sheet as well as the disclosure of key information about leasing arrangements. The amendments in this ASU require the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients which may be elected by the Company. The amendments in this ASU will be effective for the Company for fiscal years, and the interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842)—Land Easement Practical Expedient for Transition to Topic 842, which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 842. The effective date and transition requirements for ASU 2018-01 are the same as ASU 2016-02. The Company is currently assessing the impact of these updates on its consolidated financial statements.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This update also requires certain disclosures about stranded tax effects. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.
2. SEGMENT INFORMATION
The Company reports its business in four reportable segments: Provide Commerce, Consumer, Florist, and International.
The Company follows the reporting requirements of ASC 280, Segment Reporting. Management measures and reviews the Company’s operating results by segment in accordance with the “management approach” defined in ASC 280. The reportable segments identified below were the segments of the Company for which separate financial information was available and for which segment results were regularly reviewed by the Company’s chief operating decision maker (“CODM”) to make decisions about the allocation of resources and to assess performance. The CODM uses segment operating income to evaluate the performance of the business segments and make decisions about allocating resources among segments. Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges or gains, transaction-related costs, restructuring and other exit costs, and impairment of goodwill and intangible assets. Stock-based and incentive compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other expense, net.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Below is a reconciliation of segment revenues to consolidated revenues (in thousands):

	Year Ended December 31,
	2017	2016	2015
Products revenues:
Provide Commerce	$530,926	$529,733	$583,326
Consumer	258,085	291,275	321,413
Florist	49,402	48,952	49,605
International	128,501	133,249	145,679
Segment products revenues	$966,914	$1,003,209	$1,100,023
Services revenues:
Florist	$116,335	$117,929	$116,177
International	17,465	19,451	21,237
Segment services revenues	$133,800	$137,380	$137,414
Intersegment eliminations	(16,686)	(18,590)	(19,104)
Consolidated revenues	$1,084,028	$1,121,999	$1,218,333
Intersegment revenues represent amounts charged from one segment to the other for services provided based on order volume at a set rate per order. Intersegment revenues by segment were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Intersegment revenues:
Provide Commerce	$(1,672)	$(2,097)	$(1,245)
Consumer	(14,630)	(16,155)	(17,561)
Florist	(384)	(338)	(298)
Total intersegment revenues	$(16,686)	$(18,590)	$(19,104)
The Provide Commerce segment is comprised of the ProFlowers, Gourmet Foods, and Personal Creations business units. The revenues for the business units were as follows:

	Year Ended December 31,
	2017	2016	2015
Provide Commerce revenues:
ProFlowers	$271,015	$284,360	$342,805
Gourmet Foods	144,048	135,796	138,747
Personal Creations	115,863	109,577	101,774
Total Provide Commerce revenues	$530,926	$529,733	$583,326
Geographic revenues from sales to external customers were as follows for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
U.S.	$938,062	$969,299	$1,051,417
U.K.	145,966	152,700	166,916
Consolidated revenues	$1,084,028	$1,121,999	$1,218,333

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Below is a reconciliation of segment operating income to consolidated operating loss and loss before income taxes (in thousands):

	Year Ended December 31,
	2017	2016	2015
Segment Operating income(a)
Provide Commerce	$27,764	$40,514	$41,802
Consumer	18,675	30,210	36,804
Florist	46,477	48,406	47,162
International	16,770	19,128	18,380
Total segment operating income	109,686	138,258	144,148
Unallocated expenses(b)	(44,599)	(49,899)	(46,600)
Impairment of goodwill, intangible assets, and other long-lived assets	(300,342)	(84,000)	(85,000)
Depreciation expense and amortization of intangible assets	(33,474)	(85,099)	(85,251)
Operating loss	(268,729)	(80,740)	(72,703)
Interest expense, net	(9,797)	(9,195)	(9,243)
Other income, net	311	1,678	686
Loss before income taxes	$(278,215)	$(88,257)	$(81,260)

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

Assets and liabilities are reviewed at the consolidated level by management. Segment assets are not reported to, or used by, the Company’s chief operating decision maker to allocate resources to or assess performance of the segments, and therefore, total segment assets have not been disclosed. Geographic information for long-lived assets, consisting of amortizable intangible assets, property and equipment, and other non-current assets, was as follows (in thousands):

	December 31,
	2017	2016
U.S	$118,581	$198,486
U.K.	6,393	6,465
Total long-lived assets	$124,974	$204,951

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Credit quality of financing receivables was as follows (in thousands):

	December 31,
	2017	2016
Current	$10,571	$11,490
Past due	921	865
Total	$11,492	$12,355
The aging of past due financing receivables was as follows (in thousands):

	December 31,
	2017	2016
Current	$10,571	$11,490
Past due:
1 - 150 days past due	167	120
151 - 364 days past due	213	129
365 - 730 days past due	184	230
731 or more days past due	357	386
Total	$11,492	$12,355

Financing receivables on nonaccrual status totaled $1.0 million at December 31, 2017 and December 31, 2016. For further information, see table below “Allowance for Credit Losses.”
The allowance for credit losses and the recorded investment in financing receivables were as follows (in thousands):

	Year Ended December 31,
	2017	2016
Allowance for credit losses:
Balance at January 1	$846	$706
Provision	446	220
Write-offs charged against allowance	(382)	(80)
Recoveries of amounts previously written off	2	—
Balance at December 31	$912	$846
Ending balance collectively evaluated for impairment	$865	$838
Ending balance individually evaluated for impairment	$47	$8
Recorded investments in financing receivables:
Balance collectively evaluated for impairment	$1,013	$956
Balance individually evaluated for impairment	$10,479	$11,399
Individually evaluated impaired loans, including the recorded investment in such loans, the unpaid principal balance, and the allowance related to such loans, each totaled less than $0.1 million at both December 31, 2017 and December 31, 2016. The average recorded investment in such loans was less than $0.1 million in each of the years ended December 31, 2017 and 2016. Interest income recognized on impaired loans was less than $0.1 million in each of the years ended December 31, 2017 and 2016.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. TRANSACTIONS WITH RELATED PARTIES
Transactions with Liberty
As of December 31, 2017, Liberty Interactive Corporation (“Liberty”) owned 36.9% of the issued and outstanding shares of FTD common stock. An Investor Rights Agreement governs certain rights of and restrictions on Liberty in connection with the shares of FTD common stock that Liberty owns.
On April 4, 2017, Liberty and General Communication, Inc. (“GCI”) announced Liberty’s entry into an agreement to acquire GCI, combine GCI with Liberty’s Liberty Ventures tracking stock group and effect a split-off (the “Split-Off”) of Liberty’s interest in the combined company (“GCI Liberty”).
On August 28, 2017, Liberty, the Company, GCI, Liberty Interactive LLC and Ventures Holdco, LLC, entered into an assignment and assumption agreement pursuant to which, subject to the completion of the Split-Off and certain other conditions, Liberty would assign, and GCI Liberty would assume, Liberty’s rights, benefits and obligations under the Investor Rights Agreement.
On March 8, 2018, Liberty notified the Company that it will not assign its shares of FTD common stock as part of the Split-Off to GCI Liberty. As such, the Company will remain an equity interest of Liberty subject to the original Investor Rights Agreement discussed above. Accordingly, the assignment and assumption agreement dated August 28, 2017, was terminated.
The I.S. Group Limited
Interflora holds an equity investment of 20.4% in The I.S. Group Limited (“I.S. Group”). The investment was $1.7 million and $1.4 million at December 31, 2017 and 2016, respectively, and is included in other assets in the consolidated balance sheets. I.S. Group supplies floral-related products to Interflora’s floral network members in both the U.K. and the Republic of Ireland as well as to other customers. Interflora derives revenues from I.S. Group from (i) the sale of products (sourced from third-party suppliers) to I.S. Group for which revenue is recognized on a gross basis, (ii) commissions on products sold by I.S. Group (sourced from third-party suppliers) to floral network members, and (iii) commissions for acting as a collection agent on behalf of I.S. Group. Revenues related to products sold to and commissions earned from I.S. Group were $2.2 million, $2.4 million, and $2.8 million in the years ended December 31, 2017, 2016, and 2015, respectively. In addition, Interflora purchases products from I.S. Group for sale to consumers. The cost of revenues related to products purchased from I.S. Group was $0.3 million, $0.4 million, and $0.4 million in the years ended December 31, 2017, 2016, and 2015, respectively. Amounts due from I.S. Group were $0.3 million at December 31, 2017 and 2016, and amounts payable to I.S. Group were $1.0 million and $1.2 million at December 31, 2017 and 2016, respectively.
5. GOODWILL, INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS
Goodwill is tested for impairment at the reporting unit level. A reporting unit is a business or a group of businesses for which discrete financial information is available and is regularly reviewed by management. An operating segment is made up of one or more reporting units. The Company reports its business operations in four operating and reportable segments: Provide Commerce, Consumer, Florist, and International. Each of the Consumer, Florist, and International segments is a reporting unit. The Provide Commerce segment is comprised of two reporting units, ProFlowers/Gourmet Foods and Personal Creations.

The Company tests goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year at the reporting unit level and on an interim basis if events or substantive changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value (i.e. that a triggering event has occurred). Additionally, the Company evaluates finite-lived intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset groupings may not be recoverable. During the fourth quarter of 2017, the Company changed its annual goodwill impairment testing date from October 1 to November 30. Management believes that this date, which represents a change in the method of applying an accounting principle, is preferable because it more closely aligns with the Company’s annual budgeting and long-range planning process, which is a key component of the annual impairment tests. Management does not believe that the change in the date of the annual goodwill impairment test is a material change in the relevant accounting principle. The change in date also does not delay, accelerate, or avoid a goodwill impairment charge.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Due to a sustained decline in the Company’s market capitalization during the three months ended September 30, 2017, the Company determined a triggering event had occurred that required an interim impairment assessment for all of its reporting units, intangible assets, and other long-lived assets. In addition, the Company experienced a further sustained decline in market capitalization during the three months ended December 31, 2017 which, along with updated projections based on our long-term strategic plan finalized in the fourth quarter of 2017, was reflected in the annual impairment assessment of goodwill and indefinite-lived intangible assets. The Company also considered this a triggering event for another assessment of finite-lived intangible and other long-lived assets. Impairment charges are included in operating expenses in the consolidated statement of operations under the caption “Impairment of goodwill, intangible assets, and other long-lived assets.”

Goodwill
In calculating the fair value of the reporting units for both the interim and annual impairment tests, the Company used a combination of the market approach and the income approach valuation methodologies. The income approach was used primarily, as management believes that a discounted cash flow approach is the most reliable indicator of the fair values of the businesses. Under the market approach, the guideline company method was used, which focuses on comparing the Company’s risk profile and growth prospects to select reasonably similar companies based on business description, revenue size, markets served, and profitability.

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

The annual test performed during the fourth quarter of 2017 resulted in the Company’s determination that the fair values of the International and Personal Creations reporting units exceeded their carrying values and, therefore, their goodwill was not impaired. The fair values of the Consumer, Florist, and ProFlowers/Gourmet Foods reporting units were less than their carrying values and, as such, their goodwill was deemed to be impaired. Impairment charges of $30.7 million, $19.0 million, and $80.4 million, respectively, were recorded during the three months ended December 31, 2017 related to the goodwill of the Consumer, Florist, and ProFlowers/Gourmet Foods reporting units.

These goodwill impairment charges are not deductible for tax purposes. The remaining goodwill balances for the Consumer, Florist, and International reporting segments are included in the table below. The remaining goodwill balance for the ProFlowers/Gourmet Foods reporting unit is $12.2 million as of December 31, 2017.

The changes in the net carrying amount of goodwill the years ended December 31, 2017 and 2016 were as follows (in thousands):

	Provide Commerce	Consumer	Florist	International	Total
Goodwill at December 31, 2015	$231,501	$133,226	$109,651	$87,278	$561,656
Foreign currency translation	—	—	—	(14,191)	(14,191)
Impairment of Goodwill	(84,000)	—	—	—	(84,000)
Goodwill at December 31, 2016	$147,501	$133,226	$109,651	$73,087	$463,465
Foreign currency translation	—	—	—	6,947	6,947
BloomThat acquisition (a)	3,329	—	—	—	3,329
Impairment of Goodwill	(109,000)	(68,700)	(19,000)	—	(196,700)
Goodwill at December 31, 2017	$41,830	$64,526	$90,651	$80,034	$277,041

(a)	On December 15, 2017, the Company acquired all of the assets and liabilities of BloomThat.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2015 and 2008, the Company also recorded impairment charges of $85.0 million and $116.3 million, respectively. The tables above reflect the Company’s goodwill balances net of the previously recorded impairment charges. The total accumulated goodwill impairment was $482.0 million as of December 31, 2017.

On December 15, 2017, the Company acquired all of the outstanding shares of capital stock of BloomThat, a small on-demand floral delivery service. The cash purchase price was $2.5 million, excluding acquired cash on hand of $0.7 million. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s best estimates of their respective fair values as of the closing date of the acquisition. The fair value of the assets acquired and liabilities assumed consisted of current assets (excluding cash) of $0.4 million, furniture and equipment of $0.1 million, definite-lived intangible assets of $1.0 million, current liabilities of $1.9 million, and deferred tax liabilities of $0.4 million with the remainder of the purchase price ($3.3 million) allocated to goodwill. BloomThat is included in the Company’s Provide Commerce segment.

Intangible Assets
In conjunction with the interim and annual goodwill impairment tests, the Company reviewed its indefinite-lived intangible assets for potential impairment by calculating the fair values of the assets using a discounted cash flow approach and comparing the fair value to their respective carrying amounts.

The interim test resulted in the determination that the fair value of the indefinite-lived intangible asset related to the International segment trademark and trade name exceeded its carrying amount by 7.8% and, therefore, was not impaired. The Consumer and Florist segments share a trademark and trade name and, therefore, share the related indefinite-lived asset. The fair value of this indefinite-lived intangible asset was less than its carrying value and, accordingly, a pre-tax impairment charge of $13.1 million was recorded during the third quarter of 2017. An impairment evaluation of the finite-lived intangible assets was also performed which indicated that the carrying amount of the complete technology intangible asset related to the acquisition of Provide Commerce was not recoverable when compared to the expected undiscounted future cash flows. As such, a pre-tax impairment charge of $16.3 million was recorded during the third quarter of 2017 related to the Provide Commerce segment, leaving no remaining balance related to the complete technology intangible asset.

The annual impairment test resulted in the determination that the fair value of the indefinite-lived intangible asset related to the International segment trademark and trade name exceeded its carrying amount of $38.1 million by 8.6% and, therefore, was not impaired. In addition, the fair value of the indefinite-lived intangible asset related to the trademark and trade name shared between the Consumer and Florist segments was less than its carrying value and, accordingly, a pre-tax impairment charge of $25.2 million was recorded during the fourth quarter ended December 31, 2017. This asset has a total remaining value of $74.8 million as of December 31, 2017. The fair value of the finite-lived intangible asset related to the Gourmet Foods trademark and trade name was less than its carrying value and accordingly, a pre-tax impairment charge of $27.0 million was recorded during the fourth quarter ended December 31, 2017. The total remaining value of trademarks and trade names associated with the ProFlowers/Gourmet Foods reporting unit is $58.6 million, which is made up of $54.4 million and $4.2 million for the trademarks and trade names associated with the ProFlowers and Gourmet Foods businesses, respectively.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets are primarily related to the acquisition of the Company by United Online in August 2008 and the acquisition of Provide Commerce in December 2014 and consist of the following (in thousands):

	December 31, 2017			December 31, 2016
	Gross Value(a)	Accumulated Amortization	Net	Gross Value	Accumulated Amortization	Net
Complete technology	$61,274	$(60,653)	$621	$76,486	$(54,705)	$21,781
Customer contracts and relationships	193,775	(193,667)	108	192,183	(192,183)	—
Trademarks and trade names
Finite-lived	93,593	(24,875)	68,718	120,290	(16,817)	103,473
Indefinite-lived(b)	112,518	—	112,518	147,544	—	147,544
Total	$461,160	$(279,195)	$181,965	$536,503	$(263,705)	$272,798

(a)
Gross value as of December 31, 2017 has been reduced by the impairments recorded during 2017 of $16.3 million related to complete technology and $38.3 million related to indefinite-lived and $27.0 million related to definite-lived trademarks and trade names.

(b)	As indefinite-lived assets are not amortized, the indefinite-lived trademarks and trade names have no associated amortization expense or accumulated amortization.

Included in the above intangible assets are $0.6 million of complete technology, $0.1 million of customer contracts and relationships, and $0.3 million of trademarks and trade names acquired in connection with the acquisition of BloomThat.

As of December 31, 2017, estimated future intangible assets amortization expense for each of the next five years and thereafter, was as follows (in thousands):

For the Year Ended	Future Amortization Expense
2018	$5,976
2019	5,979
2020	5,970
2021	5,931
2022	5,867
Thereafter	39,725
Total	$69,448

Other Long-Lived Assets

As a result of the triggering events noted above in the third and fourth quarters of 2017, the Company performed impairment evaluations of its other long-lived assets by comparing the expected undiscounted future cash flows to the carrying amounts of the assets. The results of these evaluations indicated that the carrying amounts of property and equipment associated with the Provide Commerce segment were not recoverable. During both the third and fourth quarters of 2017, based on the Company’s assessments of the fair value of this asset group using a discounted cash flow analysis, the Company determined that the carrying value of this asset group exceeded the fair value. As a result, pre-tax impairment charges of $9.7 million and $12.3 million were recorded during the third and fourth quarter of 2017, respectively.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and equipment consisted of the following (in thousands):

	December 31,
	2017(a)	2016
Land and improvements	$1,583	$1,565
Buildings and improvements	16,375	16,080
Leasehold improvements	10,883	16,290
Equipment	13,122	14,771
Computer equipment	25,208	26,633
Computer software	58,991	61,332
Furniture and fixtures	3,215	3,310
	129,377	139,981
Accumulated depreciation	(95,497)	(82,422)
Total	$33,880	$57,559

(a) The impairment charges of $22.0 million recorded during 2017 are reflected as reductions in the gross balances as of December 31, 2017.
Depreciation expense, including the amortization of leasehold improvements, for the years ended December 31, 2017, 2016 and 2015 was $20.0 million, $24.0 million and $23.8 million, respectively.
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
The interest rates applicable to borrowings under the Credit Agreement are based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to the Company’s net leverage ratio. At December 31, 2017, the base rate margin was .75% per annum and the LIBOR margin was 1.75% per annum. In addition, the Company pays a commitment fee ranging from 0.20% per annum to 0.40% per annum on the unused portion of the revolving credit facility. The stated interest rates (based on LIBOR) at December 31, 2017, under the term loan and the revolving credit facility were 3.44% and 3.23%, respectively. The effective interest rates at December 31, 2017, under the term loan and the revolving credit facility were 4.16% and 3.68%, respectively. The commitment fee rate at December 31, 2017, was 0.25%. The Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, that, among other things, require the Company to maintain compliance with a maximum net leverage ratio and a minimum consolidated fixed charge coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, and asset sales, and the Company’s ability to incur additional debt and additional liens.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2017, the remaining borrowing capacity under the Credit Agreement, which was reduced by $2.1 million in outstanding letters of credit, was $295.9 million, subject to certain limitations under covenants contained in the Credit Agreement. After giving effect to the net leverage ratio contained in the Credit Agreement, approximately $90 million was available for additional borrowing as of December 31, 2017 based on 3.25 times the total of Adjusted EBITDA (as defined in the Credit Agreement) for the last twelve months.
The changes in the Company’s debt balances for the years ended December 31, 2017 and 2016 were as follows for the Credit Agreement (in thousands):

	Balance at December 31, 2015	Draw Down of Debt	Repayments of Debt	Balance at December 31, 2016
Revolving Credit Facility	$120,000	$—	$—	$120,000
Term Loan	180,000	—	(20,000)	160,000
Total Principal Outstanding	$300,000	$—	$(20,000)	$280,000
Debt Issuance Costs	(5,054)			(3,694)
Total Debt, Net of Debt Issuance Costs	$294,946			$276,306

	Balance at December 31, 2016	Draw Down of Debt	Repayments of Debt	Balance at December 31, 2017
Revolving Credit Facility	$120,000	$90,000	$(158,000)	$52,000
Term Loan	160,000	—	(20,000)	140,000
Total Principal Outstanding	$280,000	$90,000	$(178,000)	$192,000
Debt Issuance Costs	(3,694)			(2,334)
Total Debt, Net of Debt Issuance Costs	$276,306			$189,666

The term loan is subject to amortization payments of $5 million per quarter and customary mandatory prepayments under certain conditions. During the year ended December 31, 2017, the Company made scheduled payments of $20 million under the term loan.

Based on the Company’s 2018 year-to-date results of operations and outlook for 2018, as the Company works to implement its strategic plan announced in January 2018, the Company currently anticipates that its Adjusted EBITDA (as defined in the credit agreement) and other sources of earnings or adjustments used to calculate Consolidated Adjusted EBITDA under its credit agreement entered into in 2014 (as amended, the “Credit Agreement”) will result in (1) the Company’s consolidated net leverage ratio, as defined in the Credit Agreement, exceeding the maximum permitted consolidated net leverage ratio during 2018, and (2) the Company’s fixed charge coverage ratio, as defined in the Credit Agreement, falling below the minimum requirement during 2018. In this regard, the Company anticipates it may not comply with the net leverage ratio covenant for the quarter ending March 31, 2018. In addition, the inclusion of a going concern uncertainty explanatory paragraph in the audit opinion on the Company’s financial statements constitutes an event of default under the Credit Agreement.
On March 30, 2018, the Company entered into a Forbearance Agreement and Second Amendment to Credit Agreement with its lenders, which includes an agreement by the lenders to forbear from exercising remedies available to them until May 31, 2018 with respect to defaults caused by (1) failure to deliver an unqualified audit opinion for the year ended December 31, 2017 and (2) potential breach of the consolidated net leverage ratio covenant for the quarter ending March 31, 2018. If the Company is unable to obtain waivers or amendments from its lenders beyond the forbearance period, the lenders could exercise remedies under the Credit Agreement and the debt owed under the Credit Agreement could be accelerated. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the Forbearance Agreement and Second Amendment to Credit Agreement, borrowings under the revolver will be limited to $150 million. During the forbearance period, the interest rate margin applicable to Eurocurrency borrowings and letter of credit fees will be increased to 4.25% per annum and the interest rate margin for base rate borrowings will be increased to 3.25%. In addition, the Company paid a forbearance fee of 0.125% and will pay commitment fees of 0.50% per annum on the unused portion of the revolving credit facility during the forbearance period. The terms of the Forbearance Agreement and Second Amendment to Credit Agreement also include restrictions on, among others, future indebtedness and investments during the forbearance period.
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
The estimated fair values and notional values of outstanding derivative instruments at December 31, 2017 and December 31, 2016 were as follows (in thousands):

		Estimated Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
		December 31,		December 31,
	Balance Sheet Location	2017	2016	2017	2016
Derivative Assets:
Interest rate caps	Other assets	$—	$1	$130,000	$130,000

The Company recognized the following gains/(losses) from derivatives, before tax, in other comprehensive income/(loss) (in thousands):

	Year Ended December 31,
	2017	2016	2015
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate caps	$(1)	$(34)	$(335)
The effective portion, before tax effect, of the Company’s interest rate caps designated as cash flow hedging instruments was $0.3 million, $0.8 million, and $1.4 million at December 31, 2017, 2016, and 2015. At December 31, 2017, the remaining effective portion of $0.3 million was expected to be reclassified from accumulated other comprehensive loss to interest expense in the consolidated statements of operations within the next six months. During the years ended December 31, 2017, 2016, and 2015 $0.6 million, $0.6 million, and $0.5 million, respectively, was reclassified from accumulated other comprehensive loss into interest expense in the consolidated statements of operations.
During the year ended December 31, 2016, the Company entered into a forward foreign currency exchange contract which was not designated as a hedging instrument. Accordingly, gains and losses related to changes in the fair value of this contract are reflected in other income, net in the consolidated statement of operations for the year ended December 31, 2016. During the years ended December 31, 2017 and 2015, the Company had no forward foreign currency exchange contracts outstanding.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FAIR VALUE MEASUREMENTS
The following table presents estimated fair values of financial assets and liabilities and derivative instruments that were required to be measured at fair value on a recurring basis (in thousands):

	December 31, 2017			December 31, 2016
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Cash equivalents	$2,705	$2,705	$—	$13,197	$13,197	$—
Derivative assets	—	—	—	1	—	1
Total	$2,705	$2,705	$—	$13,198	$13,197	$1
Liabilities:
Non-qualified deferred compensation plan	$1,228	$—	$1,228	$2,371	$—	$2,371
Total	$1,228	$—	$1,228	$2,371	$—	$2,371
Provide Commerce has an executive deferred compensation plan for key management level employees under which such employees could elect to defer receipt of current compensation. This plan is intended to be an unfunded, non-qualified deferred compensation plan that complies with the provisions of section 409A of the Internal Revenue Code. At the time of the Acquisition, contributions to the plan were suspended except those relating to any compensation earned but not yet paid as of the date of the Acquisition. The plan assets, which consist primarily of life insurance contracts recorded at their cash surrender value, were $11.7 million and $11.6 million at December 31, 2017 and December 31, 2016, respectively, and are included in other assets in the accompanying consolidated balance sheets.
During 2017, as a result of the triggering events in the third and fourth quarters, the Company also performed impairment tests of its intangible and other long-lived assets. Based on these tests, the Company determined that the carrying value of certain intangible assets and fixed assets exceeded their fair values as determined using the income approach. Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs, including projected cash flows over the estimated projection period and the discount rate. The resulting $103.6 million non-cash, pre-tax impairment charges (excluding goodwill impairment charges of $196.7 million) were recorded related to certain intangible assets and fixed assets of the Provide Commerce and Consumer segments. See Note 5—“Goodwill, Intangible Assets, and Other Long-Lived Assets” for additional information.
The Company estimated the fair value of its long-term debt using a discounted cash flow approach that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimated credit spread. At December 31, 2017, the Company estimated its credit spread as 1.0% and 1.6% for the term loan and revolving credit facility, respectively, resulting in yield-to-maturity estimates for the term loan and revolving credit facility of 2.9% and 3.4% respectively. At December 31, 2016, the Company estimated its credit spread as 1.4% and 2.0% for the term loan and revolving credit facility, respectively, resulting in yield-to-maturity estimates for the term loan and revolving credit facility of 2.8% and 3.4%, respectively. The table below summarizes the carrying amounts and estimated fair values for long-term debt (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		Level 2		Level 2
Long-term debt, including current portion	$192,000	$192,000	$280,000	$280,000
Fair value approximates the carrying amount of financing receivables because such receivables are discounted at a rate comparable to market. Fair values of cash and cash equivalents, short-term accounts receivable, and accounts payable approximate their carrying amounts because of their short-term nature.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS’ EQUITY
Capital Stock
The Company’s authorized shares of capital stock of 65.0 million are divided into 60.0 million shares of common stock, par value $0.0001 per share, and 5.0 million shares of preferred stock, par value $0.0001 per share. In connection with the acquisition of Provide Commerce, the Company issued 10.2 million shares of FTD common stock to Liberty. As of December 31, 2017, Liberty holds 36.9% of the outstanding shares of FTD common stock.
At December 31, 2017, none of the 5.0 million shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock. The Company’s board of directors has the authority, without action by the Company’s stockholders, to designate and issue the preferred stock in one or more series and to designate the rights, preferences, limitations and privileges of each series of preferred stock, which may be greater than the rights of the Company’s common stock.
Dividends
The Company has not paid any cash dividends on its common stock during the periods presented.
Common Stock Repurchases
On February 27, 2014, the Company’s board of directors authorized a common stock repurchase program (the “2014 Repurchase Program”) that allowed FTD Companies, Inc. to repurchase up to $50 million of its common stock from time to time over a two-year period in both open market and privately negotiated transactions. During the year ended December 31, 2015, the Company repurchased 1.8 million shares under the 2014 Repurchase Program at an average cost per share of $27.31, fully utilizing the $50 million authorization. In March 2016, the Company’s board of directors authorized a new common stock repurchase program (the “2016 Repurchase Program”) that allowed FTD Companies, Inc. to repurchase up to $60 million of its common stock from time to time over a two-year period in both open market and privately negotiated transactions. During the year ended December 31, 2016, the Company repurchased 0.6 million shares under the 2016 Repurchase Program at an average cost per share of $25.37. The Company did not repurchase any shares under this program during the year ended December 31, 2017. As of December 31, 2017, $44.8 million was available under this program for future purchases. The 2016 Repurchase Program expired on March 8, 2018. Repurchased shares are generally held in treasury pending use for general corporate purposes, including issuances under various employee and director stock plans.
Upon vesting of restricted stock units (“RSUs”) or exercise of stock options, the Company does not collect withholding taxes in cash from employees. Instead, the Company automatically withholds, from the RSUs that vest or stock options exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock but are not counted against the limits under the 2016 Repurchase program. The Company then pays the minimum statutory withholding taxes in cash. During the year ended December 31, 2017, 0.3 million RSUs vested for which 0.1 million shares were withheld to cover the minimum statutory withholding taxes of $2.0 million. During the year ended December 31, 2016, 0.3 million RSUs vested for which 0.1 million shares were withheld to cover the minimum statutory withholding taxes of $2.3 million.
10. INCENTIVE COMPENSATION PLANS
In June 2017, stockholders approved the FTD Companies, Inc. Third Amended and Restated 2013 Incentive Compensation Plan (as so amended and restated, the “Amended Plan”), which amended and restated in its entirety the FTD Companies, Inc. Amended and Restated 2013 Incentive Compensation Plan, as previously amended June 9, 2015. The Amended Plan provides for the granting of awards to employees and non-employee directors, including stock options, stock appreciation rights, RSUs, and other stock based awards. As of December 31, 2017, the Company had 3.3 million shares available for issuance under the Amended Plan, which includes additional shares approved by shareholders in June 2017.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation
The following table summarizes the non-cash stock-based compensation incurred under the Amended Plan that has been included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenues	$269	$135	$109
Sales and marketing	4,169	4,128	3,344
General and administrative	6,660	9,349	9,459
Restructuring and other exit costs	—	3,373	—
Total stock-based compensation	$11,098	$16,985	$12,912
Tax benefit recognized	$4,171	$6,240	$3,580
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
The following table summarizes activity for RSUs awarded to the Company’s eligible employees and non-employee directors during the years ended December 31, 2017, 2016 and 2015:

	FTD Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at December 31, 2014	584	$27.68
Granted	388	33.54
Vested	(245)	27.19
Cancelled	(78)	31.58
Non-vested at December 31, 2015	649	30.91
Granted	413	24.36
Vested	(289)	28.96
Cancelled	(145)	29.16
Non-vested at December 31, 2016	628	27.90
Granted	565	21.40
Vested	(288)	27.95
Cancelled	(167)	26.52
Non-vested at December 31, 2017	738	$23.19

The fair value of RSUs that vested during the years ended December 31, 2017, 2016, and 2015 was $8.1 million, $8.4 million, and $6.6 million, respectively. The intrinsic value of non-vested RSUs awarded to the Company’s eligible employees and non-employee directors was $5.3 million at December 31, 2017. At December 31, 2017, 0.7 million non-vested RSUs were expected to vest, with an intrinsic value totaling $4.8 million. At December 31, 2017, total unrecognized compensation cost related to non-vested RSUs, net of expected forfeitures, was $11.8 million, which was expected to be recognized over a weighted-average period of 1.3 years.

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
The following table summarizes stock option activity for the years ended December 31, 2017, 2016, and 2015 and stock options outstanding and exercisable at December 31, 2017:

	FTD Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
	(in thousands)		(in years)
Outstanding options at December 31, 2014	381	$30.15
Options granted	1,850	29.97
Options exercised	0	31.40
Options forfeited	(88)	30.18
Options expired	(5)	36.81
Outstanding options at December 31, 2015	2,138	29.98	5.4
Options granted	1,113	23.08
Options exercised	—	—
Options forfeited	(516)	28.53
Options expired	(77)	30.06
Outstanding options at December 31, 2016	2,658	27.37	4.2
Options granted	1,520	18.25
Options exercised	—	—
Options forfeited	(422)	26.04
Options expired	(382)	28.07
Outstanding options at December 31, 2017	3,374	23.35	4.0
Exercisable at December 31, 2017	1,216	28.63	1.5
Expected to vest December 31, 2017	1,984	$20.54	5.3

The weighted-average grant date fair value of these stock options was $5.85, $5.28, and $7.63 for the years ended December 31, 2017, 2016, and 2015, respectively. At December 31, 2017 total unrecognized compensation cost related to non-vested stock options awarded to the Company’s eligible employees, net of expected forfeitures, was $9.1 million, which was expected to be recognized over a weighted-average period of 1.5 years. The aggregate intrinsic value of the outstanding options, the exercisable options, and the options expected to vest was each less than $0.1 million at December 31, 2017. No options were exercised during the years ended December 31, 2017 and 2016. Cash of less than $0.1 million was received from the exercise of stock options during the year ended December 31, 2015. The total intrinsic value of stock options exercised during the year ended December 31, 2015 was $0.1 million.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For stock options granted by the Company for the years ended December 31, 2017, 2016, and 2015, the fair value of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model. The table below summarizes the weighted average assumptions used by the Company to estimate the fair value of stock options at the grant date:

	For the Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.9%	1.2%	1.3%
Expected term (in years)	4.75	3.12	3.63
Dividend yield	—%	—%	—%
Expected volatility	33.9%	30.6%	31.7%

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
At the Company’s 2015 annual meeting, stockholders approved FTD Companies, Inc. 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which opened to eligible employees in July 2015. Under the 2015 ESPP, eligible employees could authorize payroll deductions of up to the lower of 15% of their compensation or $25,000 to purchase up to 1,001 shares of FTD common stock on each purchase date at a purchase price per share equal to 85% of the lower of (i) the closing market price per share of FTD common stock on the employee’s entry date or (ii) the closing market price per share of FTD common stock on the purchase date. Each offering period has a six-month duration and purchase interval.
The fair value of the 2015 ESPP and 2013 ESPP shares were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	0.9%	0.4%	0.1%
Expected term (in years)	0.5	0.5	0.5 - 1.0
Dividend yield	—%	—%	—%
Expected Volatility	41.8%	32.4%	30.0%

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The risk-free interest rate assumed by the Company in valuing the ESPP shares was based on the U.S. Treasury yield curve in effect at the time of the grant. The expected term represents the amount of time remaining in the respective offering period. The Company estimated the dividend yield as 0% as the Company does not currently intend to pay dividends. Under the 2015 ESPP, volatility was determined based on the Company’s historical volatility. Under the 2013 ESPP, volatility was determined based on a combination of the Company’s and United Online’s historical volatility as the Company represented a significant portion of consolidated United Online prior to the Separation and the Company did not yet have sufficient history to base an assumption on solely its historical volatility.
For the years ended December 31, 2017, 2016, and 2015, the Company recognized $0.5 million, $0.6 million, and $0.4 million of stock-based compensation related to the ESPP.
11. INCOME TAXES
The Company files tax returns as a separate company in Federal, state and local jurisdictions, the U.K. and certain other foreign jurisdictions.
Loss before income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$(289,888)	$(101,943)	$(93,156)
Foreign	11,673	13,686	11,896
Loss before income taxes	$(278,215)	$(88,257)	$(81,260)
The benefit from income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$8,657	$16,297	$11,588
State	1,101	2,116	2,423
Foreign	2,361	2,709	2,379
	12,119	21,122	16,390
Deferred:
Federal	(50,837)	(20,895)	(13,003)
State	(5,313)	(4,809)	(3,562)
Foreign	(143)	(484)	(943)
	(56,293)	(26,188)	(17,508)
Benefit for income taxes	$(44,174)	$(5,066)	$(1,118)

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The benefit for income taxes reconciled to the amount computed by applying the statutory federal rate to loss before taxes as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Federal taxes at statutory rate of 35%	$(97,375)	$(30,890)	$(28,441)
State income taxes, net	(3,205)	(749)	(326)
Nondeductible goodwill	68,845	29,336	29,678
Effects of foreign income	(1,419)	(3,283)	(2,972)
Foreign distribution	1,658	4,723	3,574
Foreign tax credit	(1,317)	(2,664)	(2,232)
Deferred tax adjustment - U.K. statutory rate reduction	—	(354)	(819)
Deferred tax adjustment - statutory rate changes	(13,654)	(726)	(550)
transaction and integration related costs	—	—	61
Other items, net	2,293	(459)	909
Benefit from income taxes	$(44,174)	$(5,066)	$(1,118)
The significant components of net deferred tax balances were as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss and foreign tax credit carryforwards	$1,580	$2,538
Allowances and reserves	2,985	4,253
Stock-based compensation	4,360	6,671
Deferred compensation	2,090	6,072
Other, net	3,071	4,624
Total gross deferred tax assets	14,086	24,158
Less: valuation allowance	(416)	—
Total deferred tax assets, net of valuation allowance	13,670	24,158
Deferred tax liabilities:
Amortization of intangible assets	(39,047)	(88,304)
Depreciation and amortization	(4,342)	(20,297)
Other, net	(1,135)	(1,489)
Total deferred tax liabilities	(44,524)	(110,090)
Total net deferred tax liabilities	$(30,854)	$(85,932)

In December 2017, the U.S. Congress enacted the U.S. Tax Cuts and Jobs Act (the “TCJA”), which resulted in a reduction of federal tax rates, thereby reducing the year-end deferred tax balances by $14.1 million. The TCJA has also resulted in the Company incurring a Transition Tax Liability of $0.3 million, which was calculated using estimates based on what management believes are reasonable interpretations and assumptions. This calculation will be trued up in 2018, as final figures become available. The Company will be electing to pay the Transition Tax over an eight-year period, as allowed by the Act. The Company has analyzed the effects of the Act’s Global and Intangible Low-Taxed Income provision and the Base Erosion Anti-Abuse Tax provision and has determined that these provisions have no effect on the Company’s 2017 tax provision.
The valuation allowance at December 31, 2017 relates to deferred tax assets of a business acquired in December 2017.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In evaluating the Company’s ability to recover its deferred tax assets, management considers all available positive and negative evidence, including the Company’s operating results and the existence of substantial doubt regarding the Company’s ability to continue as a going concern, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis.
As noted in Note 1—“Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements,” the Company adopted ASU 2016-09 on January 1, 2017. As such, tax shortfalls or excess tax benefits are recorded in the provision for income taxes for the year ended December 31, 2017 rather than in additional paid-in-capital as was previously required.
At December 31, 2017, 2016 and 2015, the Company had gross unrecognized tax benefits totaling $0.1 million, $0.1 million and $0.3 million, respectively, of which $0.1 million, $0.1 million, and $0.2 million, respectively, would have an impact on the Company’s effective income tax rate, if recognized. A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (before federal impact of state items), excluding interest and penalties, was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Beginning balance	$140	$269	$542
Additions for prior year tax positions	124	115	107
Reductions for prior year tax positions	(115)	(110)	(32)
Settlements	—	(78)	(184)
Reductions due to lapse in statutes of limitations	(25)	(56)	(164)
Ending balance	$124	$140	$269
In the U.S., the Company is currently under audit by certain state and local tax authorities. The examinations are in varying stages of completion. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, case law developments and closing of statutes of limitations. Such adjustments are reflected in the provision for income taxes, as appropriate. Tax years prior to 2012 are generally not subject to examination by the Internal Revenue Service except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. With few exceptions, the Company is not subject to state or local examinations for years prior to 2011. In the U.K., tax years 2013 and prior are closed to audit due to the expiration of the statute of limitations. The Company is generally not able to reliably estimate the ultimate settlement amounts until the close of the audit. While the Company does not expect material changes, it is possible that the amount of unrecognized benefit with respect to its uncertain tax positions could significantly increase or decrease within the next 12 months related to the Company’s ongoing audits. At this time, the Company is unable to make a reasonable estimate of the range of impact on the balance of uncertain tax positions or the impact on the effective income tax rate related to such positions.
The Company had immaterial amounts accrued for interest and penalties relating to uncertain tax positions at December 31, 2017 and 2016, which is included in income taxes payable. The Company recognized immaterial amounts of net interest and penalties relating to uncertain tax positions for the years ended December 31, 2017, 2016, and 2015, respectively.
12. LOSS PER SHARE
Certain of the Company’s RSUs are considered participating securities because they contain a non-forfeitable right to dividends irrespective of whether dividends are actually declared or paid or the awards ultimately vest. Accordingly, the Company computes earnings per share pursuant to the two-class method in accordance with ASC 260, Earnings Per Share.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss	$(234,041)	$(83,191)	$(80,142)
Income allocated to participating securities	—	—	—
Net loss attributable to common stockholders	$(234,041)	$(83,191)	$(80,142)
Denominator:
Basic average common shares outstanding	27,484	27,483	28,722
Add: Dilutive effect of securities	—	—	—
Diluted average common shares outstanding	27,484	27,483	28,722
Basic loss per common share	$(8.52)	$(3.03)	$(2.79)
Diluted loss per common share	$(8.52)	$(3.03)	$(2.79)
The authorized shares of FTD Companies, Inc. capital stock total 65.0 million, which is divided into 60.0 million shares of common stock, par value $0.0001 per share, and 5.0 million shares of preferred stock, par value $0.0001 per share. In connection with the Acquisition, the Company issued 10.2 million shares of FTD common stock to Liberty. The diluted earnings per common share computations exclude stock options and RSUs which are antidilutive. Weighted-average antidilutive shares for the years ended December 31, 2017, 2016, and 2015 were 3.8 million, 2.3 million, and 1.1 million, respectively.
13. RESTRUCTURING AND OTHER EXIT COSTS
Restructuring and other exit costs were as follows (in thousands):

	Employee Termination Costs	Facility Closure Costs	Asset Impairments	Total
Accrued as of December 31, 2015	$40	$1,452	$—	$1,492
Charges	8,918	1,942	898	11,758
Cash paid	(404)	(1,970)	—	(2,374)
Other adjustments	12	(46)	(898)	(932)
Accrued as of December 31, 2016	8,566	1,378	—	9,944
Charges	1,834	345	—	2,179
Cash paid	(6,842)	(1,518)	—	(8,360)
Other adjustments	(3,374)	(12)	—	(3,386)
Accrued as of December 31, 2017	$184	$193	$—	$377
During the years ended December 31, 2017 and 2016, the Company incurred restructuring and other exit costs related to employee termination costs, including senior management changes and related accelerated vesting of equity awards. In addition, the Company incurred costs related to the consolidation of certain office and distribution facilities, primarily for the Provide Commerce segment.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES
Leases
Future minimum lease payments at December 31, 2017 under non-cancelable operating leases with initial lease terms in excess of one year were as follows (in thousands):

		Year Ending December 31,
	Total	2018	2019	2020	2021	2022	Thereafter
Operating leases	$35,937	$8,881	$7,208	$6,454	$6,071	$4,838	$2,485
The Company leases certain office space, data centers, distribution centers, vehicles, and office equipment under operating leases expiring at various periods through 2023. Certain of the Company’s operating leases include rent holidays, as well as rent escalation provisions. The Company records rent expense on a straight-line basis over the lease term. Rent expense under operating leases for the years ended December 31, 2017, 2016, and 2015 was $9.8 million, $9.8 million, and $10.1 million, respectively.
Letters of Credit
Standby letters of credit are maintained by the Company to secure credit card processing activity and certain inventory purchases. The Company had $2.1 million of commitments under letters of credit at December 31, 2017 which were scheduled to expire within 1 year.
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

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the operative fourth amended complaint, plaintiffs asserted ten claims against Provide Commerce and EMI: (1) breach of contract (against Provide Commerce only); (2) breach of contract (against EMI only); (3) breach of implied covenant of good faith and fair dealing; (4) fraud; (5) violations of the California Consumers Legal Remedies Act; (6) unjust enrichment; (7) violation of the Electronic Funds Transfer Act (against EMI only); (8) invasion of privacy; (9) negligence; and (10) violations of the Unfair Competition Law. Plaintiffs seek damages, attorneys’ fees, and costs. After motion practice regarding the claims asserted and numerous settlement conferences and mediations in an effort to informally resolve the matter, the parties reached an agreement on the high level terms of a settlement on April 9, 2012, conditioned on the parties negotiating and executing a complete written agreement. In the weeks following April 9, 2012, the parties negotiated a formal written settlement agreement (the “Settlement”), which the court preliminarily approved on June 13, 2012. After notice to the purported class and briefing by the parties, the court conducted a final approval hearing (also known as a fairness hearing) on January 28, 2013, but did not rule. On February 4, 2013, the court entered its final order approving the Settlement, granting plaintiffs’ motion for attorneys’ fees, costs, and incentive awards, and overruling objections filed by a single objector. The court entered judgment on the Settlement on February 21, 2013. The objector filed a notice of appeal with the Ninth Circuit Court of Appeals on March 4, 2013. After the completion of briefing, the Ninth Circuit set oral argument for February 2, 2015. But on January 29, 2015, the Ninth Circuit entered an order deferring argument and resolution of the appeal pending the Ninth Circuit’s decision in a matter captioned Frank v.  Netflix, No. 12 15705+. On March 19, 2015, the Ninth Circuit entered an order vacating the judgment in this matter and remanding it to the district court for further proceedings consistent with its opinion in Frank v. Netflix issued on February 27, 2015. The district court ordered supplemental briefing on the issue of final Settlement approval May 21, 2015. After briefing, the district court conducted a hearing on July 27, 2016 and took the matter under submission. On August 9, 2016, the district court entered an order reapproving the Settlement without any changes, and accordingly entered judgment and dismissed the case with prejudice. On September 6, 2016, the objector filed a notice of appeal. On November 22, 2016, plaintiffs filed a motion for summary affirmance of the district court’s judgment, to which the objector responded and filed a cross-motion for sanctions. Plaintiffs’ motion for summary affirmance temporarily stayed briefing on the appeal. On March 2, 2017, the Ninth Circuit denied plaintiffs’ motion for summary affirmance and objector’s cross-motion for sanctions, and reset the briefing schedule. The Objector filed his opening brief on May 1, 2017. Thirteen state Attorneys General filed an amicus brief in support of the Objector on May 8, 2017. The parties filed their answering briefs on June 30, 2017. Various legal aid organizations filed an amicus brief in support of no party regarding cy pres relief also on June 30, 2017. The Objector’s optional reply brief was filed on August 14, 2017. The Ninth Circuit has calendared oral arguments for May 17, 2018.
There are no assurances that other legal actions or governmental investigations will not be instituted in connection with the Company’s current or former business practices. The Company cannot predict the outcome of governmental investigations or other legal actions or their potential implications for its business.
The Company records a liability when it believes that it is both probable that a loss has been incurred, and the amount of loss can be reasonably estimated. The Company evaluates at least quarterly, developments in its legal matters that could affect the assessment of the probability of loss or the amount of liability and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate, (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At December 31, 2017 and 2016, the Company had reserves totaling $2.5 million and $3.0 million, respectively, for estimated losses related to certain legal matters. With respect to other legal matters, the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company’s business, financial condition, results of operations, or cash flows.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth supplemental cash flow disclosures (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash paid for interest	$8,215	$7,556	$7,948
Cash paid for income taxes, net	$13,315	$13,972	$21,277
16. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables have been prepared on a basis consistent with our annual consolidated financial statements and include all adjustments necessary for the fair presentation of the unaudited quarterly data.

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Year Ended December 31, 2017:
Revenues	$316,493	$328,146	$161,304	$278,085
Operating income/(loss)	17,840	17,749	(116,645)	(187,673)
Net income/(loss)	9,023	9,716	(99,319)	(153,461)
Basic earnings/(loss) per common share	0.32	0.35	(3.61)	(5.57)
Diluted earnings/(loss) per common share	0.32	0.35	(3.61)	(5.57)

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Year Ended December 31, 2016:
Revenues	$330,214	$338,239	$172,879	$280,667
Operating income/(loss)	2,939	17,747	(12,023)	(89,403)
Net income/(loss)	1,751	11,775	(10,269)	(86,448)
Basic earnings/(loss) per common share	0.06	0.42	(0.37)	(3.17)
Diluted earnings/(loss) per common share	0.06	0.42	(0.37)	(3.17)

During the third and fourth quarters of 2017, the Company recorded goodwill, intangible assets, and other long-lived asset impairments totaling $105.7 million and $194.6 million, respectively. During the fourth quarter of 2016, the Company recorded a goodwill impairment totaling $84.0 million.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FTD COMPANIES, INC.
(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Charged to Other Accounts	Write-offs	Balance at End of Period
Allowance for doubtful accounts and sales allowances:
Year Ended December 31, 2017	$4,962	$2,084	$513	$(2,602)	$4,957
Year Ended December 31, 2016	$4,802	$3,386	$744	$(3,970)	$4,962
Year Ended December 31, 2015	$8,991	$1,685	$640	$(6,514)	$4,802

	Balance at Beginning of Period	Tax Valuation Allowance Charged to (Credited) to Income Tax Provision	Charged to Other Accounts(1)	Balance at End of Period
Valuation allowances for deferred tax assets:
Year Ended December 31, 2017	$—	$—	$416	$416
Year Ended December 31, 2016	$—	$—	$—	$—
Year Ended December 31, 2015	$—	$—	$—	$—

(1) The valuation allowance at December 31, 2017 relates to deferred tax assets of a business acquired in December 2017.