Form 10-Q
period 2018-03-31
FTD Companies, Inc.
filed 2018-05-09
CIK 1575360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
There were 27,759,440 shares of the Registrant’s common stock outstanding as of May 4, 2018.

FTD COMPANIES, INC.

In this document, references to “FTD Companies,” “FTD,” the “Company,” “we,” “us,” and “our” refer to FTD Companies, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about our ability to continue as a going concern, repay or refinance indebtedness and invest in initiatives; expectations about future business plans, prospective performance and opportunities, including potential acquisitions; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; impairment charges; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness and invest in initiatives; our products and services; pricing; marketing plans; competition; settlement of legal matters; and the impact of accounting changes and other pronouncements. Potential factors that could affect such forward-looking statements include, among others, the factors disclosed in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”), as updated from time to time in our subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
FTD COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$25,576	$29,496
Accounts receivable, net of allowances of $5,315 and $4,957 as of March 31, 2018 and December 31, 2017, respectively	29,828	26,028
Inventories	27,912	25,356
Income taxes receivable	1,411	—
Prepaid expenses and other current assets	13,888	14,911
Total current assets	98,615	95,791
Property and equipment, net	38,578	33,880
Intangible assets, net	181,888	181,965
Goodwill	279,274	277,041
Other assets	21,378	21,648
Total assets	$619,733	$610,325
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,999	$70,480
Accrued liabilities	60,764	77,058
Accrued compensation	12,472	14,261
Deferred revenue	6,738	5,280
Income taxes payable	—	872
Current portion of long-term debt	194,201	189,666
Total current liabilities	366,174	357,617
Deferred tax liabilities, net	31,700	30,854
Other liabilities	7,537	7,330
Total liabilities	405,411	395,801
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, 5,000,000 shares, par value $0.0001, authorized; no shares issued and outstanding	—	—
Common stock, 60,000,000 shares, par value $0.0001, authorized; 30,190,337 and 30,073,087 shares issued as of March 31, 2018 and December 31, 2017, respectively	3	3
Treasury stock, 2,430,897 shares as of March 31, 2018 and December 31, 2017	(65,221)	(65,221)
Additional paid-in capital	707,743	705,388
Accumulated deficit	(390,828)	(384,232)
Accumulated other comprehensive loss	(37,375)	(41,414)
Total stockholders’ equity	214,322	214,524
Total liabilities and stockholders’ equity	$619,733	$610,325
The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Products	$283,003	$280,964
Services	35,167	35,529
Total revenues	318,170	316,493
Operating expenses:
Cost of revenues—products	206,271	192,127
Cost of revenues—services	4,476	4,247
Sales and marketing	82,282	68,896
General and administrative	25,701	28,755
Amortization of intangible assets	1,502	3,820
Restructuring and other exit costs	—	808
Impairment of other long-lived assets	2,355	—
Total operating expenses	322,587	298,653
Operating income/(loss)	(4,417)	17,840
Interest income	121	115
Interest expense	(2,607)	(2,388)
Other expense, net	(24)	(25)
Income/(loss) before income taxes	(6,927)	15,542
Provision for/(benefit from) income taxes	(331)	6,519
Net income/(loss)	$(6,596)	$9,023
Earnings/(loss) per common share:
Basic earnings/(loss) per share	$(0.24)	$0.32
Diluted earnings/(loss) per share	$(0.24)	$0.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Net income/(loss)	$(6,596)	$9,023
Other comprehensive income:
Foreign currency translation	3,935	1,722
Cash flow hedges:
Changes in net gains on derivatives, net of tax of $36 and $54 for the three months ended March 31, 2018 and 2017, respectively	104	85
Other comprehensive income	4,039	1,807
Total comprehensive income/(loss)	$(2,557)	$10,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	30,073	$3	(2,431)	$(65,221)	$705,388	$(41,414)	$(384,232)	$214,524
Net loss	—	—	—	—	—	—	(6,596)	(6,596)
Other comprehensive income	—	—	—	—	—	4,039	—	4,039
Stock-based compensation	—	—	—	—	2,806	—	—	2,806
Vesting of restricted stock units and related repurchases of common stock	117	—	—	—	(451)	—	—	(451)
Balance as of March 31, 2018	30,190	$3	(2,431)	$(65,221)	$707,743	$(37,375)	$(390,828)	$214,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income/(loss)	$(6,596)	$9,023
Adjustments to reconcile net income/(loss) to net cash provided by/(used for) operating activities:
Depreciation and amortization	4,102	9,298
Impairment of other long-lived assets	2,355	—
Stock-based compensation	2,806	2,341
Provision for doubtful accounts receivable	233	350
Amortization of deferred financing fees	343	340
Deferred taxes, net	1,383	3,152
Other, net	99	(17)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,922)	(3,941)
Inventories	(2,532)	(1,999)
Prepaid expenses and other assets	2,086	3,141
Accounts payable and accrued liabilities	141	(143)
Deferred revenue	1,406	2,335
Income taxes receivable or payable	(3,161)	1,240
Other liabilities	213	(904)
Net cash provided by/(used for) operating activities	(1,044)	24,216
Cash flows from investing activities:
Purchases of property and equipment	(7,059)	(3,196)
Net cash used for investing activities	(7,059)	(3,196)
Cash flows from financing activities:
Proceeds from revolving lines of credit	90,000	15,000
Payments on term debt and revolving lines of credit	(85,000)	(65,000)
Payments for debt financing fees	(808)	—
Repurchases of common stock withheld for taxes	(451)	(1,944)
Net cash provided by/(used for) financing activities	3,741	(51,944)
Effect of foreign currency exchange rate changes on cash and cash equivalents	442	366
Change in cash and cash equivalents	(3,920)	(30,558)
Cash and cash equivalents, beginning of period	29,496	81,002
Cash and cash equivalents, end of period	$25,576	$50,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
Description of Business
FTD Companies, Inc. (together with its subsidiaries, “FTD” or the “Company”), is a premier floral and gifting company with a vision to be the world’s floral innovator and leader, creating products, brands, and technology-driven services its customers love. The Company provides floral, specialty foods, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. The business uses the highly recognized FTD® and Interflora® brands, both supported by the iconic Mercury Man® logo. While the Company operates primarily in the United States (“U.S.”) and the United Kingdom (“U.K.”), it has worldwide presence as its Mercury Man logo is displayed in approximately 35,000 floral shops in over 125 countries. The Company’s diversified portfolio of brands also includes ProFlowers®, ProPlants®, Shari’s Berries®, Personal Creations®, RedEnvelope®, Flying Flowers®, Ink Cards™, Postagram™, Gifts.com™, and BloomThat™. While floral arrangements and plants are its primary offerings, the Company also markets and sells gift items, including gourmet-dipped berries and other sweets, personalized gifts, gift baskets, wine and champagne, and jewelry.
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
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2017.
Going Concern
The consolidated financial statements have been prepared assuming the Company will continue as a going concern. Based on the Company’s 2018 year-to-date results of operations and outlook for 2018, as the Company works to implement its strategic plan announced in January 2018, the Company currently anticipates that its Adjusted EBITDA (as defined in the credit agreement) and other sources of earnings or adjustments used to calculate Consolidated Adjusted EBITDA under its credit agreement entered into in 2014 (as amended, the “Credit Agreement”) will result in (1) the Company’s consolidated net leverage ratio, as defined in the Credit Agreement, exceeding the maximum permitted consolidated net leverage ratio during 2018, and (2) the Company’s fixed charge coverage ratio, as defined in the Credit Agreement, falling below the minimum requirement during 2018. In addition, the inclusion of a going concern uncertainty explanatory paragraph in the audit opinion on the Company’s financial statements for the year ended December 31, 2017 constitutes an event of default under the Credit Agreement.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 30, 2018, the Company entered into a Forbearance Agreement and Second Amendment to Credit Agreement with its lenders, which includes an agreement by the lenders to forbear from exercising remedies available to them until May 31, 2018 with respect to defaults caused by (1) the inclusion of a going concern uncertainty explanatory paragraph in the audit opinion of the Company’s financial statements for the year ended December 31, 2017 and (2) potential breach of the consolidated net leverage ratio covenant for the quarter ended March 31, 2018. If the Company is unable to obtain waivers or amendments from its lenders beyond the forbearance period, the lenders could exercise remedies under the Credit Agreement and the debt owed under the Credit Agreement could be accelerated. The Company does not expect that it could repay all of its outstanding indebtedness if the repayment of such indebtedness was accelerated. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company did not comply with the net leverage ratio covenant for the quarter ended March 31, 2018.
The ability to continue as a going concern is dependent upon the Company entering into an amendment to its current financing which has revised covenants or obtaining financing to replace the current facility, as well as generating profitable operating results, continuing to meet its obligations, and continuing to repay its liabilities arising from normal business operations when they become due. The Company has evaluated its plans to alleviate this doubt, which will include obtaining amended terms from its current lenders to allow for sufficient flexibility in the financial covenants after giving consideration to the Company’s current operations and strategic plans, or refinancing its current debt. Negotiations with our lenders may require the Company to raise additional capital and/or pursue the sale of non-core assets to reduce existing debt. There can be no assurance that the Company will be successful in its plans to refinance or to obtain alternative financing on acceptable terms, when required or if at all. If such plans are not realized, the Company may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on our results of operations and financial condition. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Accounting Policies
With the exception of the Company’s revenue recognition policy as noted below, refer to the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2017 for a discussion of the Company’s accounting policies, as updated below for recently adopted accounting standards.
Revenue Recognition
The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers effective January 1, 2018, using the modified retrospective method. This method requires that the cumulative effect of the initial application is recognized as an adjustment to the opening balance of the Company’s retained earnings at January 1, 2018. However, the adoption did not have a material impact on the Company’s revenue recognition. As such, the Company did not record an adjustment to its beginning balance of retained earnings as of January 1, 2018.
The Company recognizes revenue from short-term contracts for the sale of various products and services to its customers, which include consumers, floral network members, and wholesale customers. Sales to consumers are generated via the Company’s websites, mobile sites, or over the telephone with payment made either at the time the order is placed or upon shipment. Product revenues from these short-term contracts are single performance obligations and are considered complete upon delivery to the recipient. Amounts collected from customers upon placement of an order are recorded as deferred revenue and recognized upon delivery of the product. Products revenues, less discounts and refunds, and the related cost of revenues are recognized when control of the goods is transferred to the recipient, which is generally upon delivery. Product sales are not refundable other than as related to customer service issues. Shipping and service fees charged to customers are recognized at the time the related products revenues are recognized and are included in products revenues. Shipping and delivery costs are included in cost of revenues. Sales taxes are collected from customers and remitted to the appropriate taxing authorities and are not reflected in the Company’s condensed consolidated statements of operations as revenues.
The Company generally recognizes revenues for sales to consumers on a gross basis because the Company controls the goods before they are transferred to the recipient as the Company (i) bears primary responsibility for fulfilling the promise to the customer; (ii) bears inventory risk before and/or after the good or service is transferred to the customer; and (iii) has discretion in establishing the price for the sale of good or service to the customer.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Services revenues related to orders sent through the floral network are variable based on either the number of orders or the value of orders and are recognized in the period in which the orders are delivered. Membership and other subscription-based fees are recognized monthly as earned, on a month-to-month basis. Each service offered by the Company is separate and distinct from other services and represents an individual performance obligation.
The Company also sells point-of-sale systems and related technology services to its floral network members and recognizes revenue in accordance with ASC 606. For hardware sales that include software, revenues are recognized when delivery, installation and customer acceptance have all occurred. The transaction price for point-of-sale systems is based on the equipment and the software modules ordered by the customer and include installation and training for the system. The sale of the system is considered a single performance obligation since the installation and training are a significant part of the sale in order for the floral network member to access the clearinghouse to send and receive floral orders. The Company recognizes revenues on hardware which is sold without software at the time of delivery.
Probability of collection for both products and services revenue is assessed based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If it is determined that collectability is not reasonably assured, revenues are not recognized until collectability becomes reasonably assured.
The Company incurs contract costs that are incremental costs incurred for obtaining a contract. These contract costs are short-term (less than a year) and are expensed as incurred based on the practical expedient provided in ASC 606. As such, the Company does not capitalize costs incurred for obtaining a contract.
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which provides guidance from the SEC allowing for the recognition of provisional amounts in the financial statements for the year ended December 31, 2017 as a result of the U.S. Tax Cuts and Jobs Act (“TCJA”) that was signed into law in December 2017. The guidance allows for a measurement period of up to one year from the enactment date to finalize the accounting related to the TCJA. The Company has applied the guidance in this update in its financial statements for the three months ended March 31, 2018 and will finalize and record any adjustments related to the TCJA within the one year measurement period.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20, respectively (collectively, “Topic 606”). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company adopted the guidance under this topic as of January 1, 2018 with no material impact to its consolidated financial statements. See Accounting Policies — Revenue Recognition above. The disclosures required by ASC 606 have been included in Note 2—Segment Information.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The updated guidance enhances the reporting model for financial instruments, and includes amendments to address aspects of recognition, measurement, presentation and disclosure. The Company adopted the guidance under this topic as of January 1, 2018 with no impact to its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update was issued to address the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. The Company adopted the guidance under this topic as of January 1, 2018 with no impact to its consolidated financial statements.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This update was issued to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718 to the modification of terms or conditions of a share-based payment award. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards would require an entity to apply modification accounting under Topic 718. The Company adopted the guidance under this topic as of January 1, 2018 with no impact to its consolidated financial statements.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update requires the recognition of certain lease assets and lease liabilities on the balance sheet as well as the disclosure of key information about leasing arrangements. The amendments in this ASU require the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients which may be elected by the Company. The amendments in this ASU will be effective for the Company for fiscal years, and the interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA. This update also requires certain disclosures about stranded tax effects. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION
The Company reports its business in three reportable segments: U.S. Consumer, Florist, and International. Prior to January 1, 2018, the Company reported its business in four reportable segments. As a result of a change in the information provided to and utilized by the Company’s Chief Executive Officer (who is also the Company’s Chief Operating Decision Maker) to assess the performance of the business, the Company combined the previous Provide Commerce and Consumer segments into one reportable segment. There have been no changes to the Company's reporting units, which remain FTD.com (previously referred to as Consumer), Florist, International, ProFlowers/Gourmet Foods, and Personal Creations.
The Company follows the reporting requirements of ASC 280, Segment Reporting. Management measures and reviews the Company’s operating results by segment in accordance with the “management approach” defined in ASC 280. The reportable segments identified below were the segments of the Company for which separate financial information was available and for which segment results were regularly reviewed by the Company’s chief operating decision maker (“CODM”) to make decisions about the allocation of resources and to assess performance. The CODM uses segment operating income to evaluate the performance of the business segments and make decisions about allocating resources among segments. Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges or gains, transaction-related costs, restructuring and other exit costs, and impairment of goodwill, intangible assets and other long-lived assets. Stock-based and incentive compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other expense, net.
Below is a reconciliation of segment revenues to consolidated revenues (in thousands):

	Three Months Ended March 31,
	2018	2017
Products revenues:
U.S. Consumer	$223,361	$228,672
Florist	14,771	16,169
International	49,092	40,441
Segment products revenues	287,224	285,282
Services revenues:
Florist	29,445	30,337
International	5,823	5,296
Segment services revenues	35,268	35,633
Intersegment eliminations	(4,322)	(4,422)
Consolidated revenues	$318,170	$316,493
Intersegment revenues represent amounts charged from one segment to the other for services provided based on order volume at a set rate per order. Intersegment revenues by segment were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Intersegment revenues:
U.S. Consumer	$(4,221)	$(4,318)
Florist	(101)	(104)
Total intersegment revenues	$(4,322)	$(4,422)

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The U.S. Consumer segment is comprised of the FTD.com, ProFlowers, Gourmet Foods, and Personal Creations business units. The revenues for the business units were as follows:

	Three Months Ended March 31,
	2018	2017
U.S. Consumer segment revenues:
FTD.com	$71,718	$72,804
ProFlowers	79,823	90,711
Gourmet Foods	51,080	51,993
Personal Creations	20,740	13,164
Total U.S. Consumer segment revenues	$223,361	$228,672
Geographic revenues from sales to external customers were as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
U.S.	$263,255	$270,756
U.K.	54,915	45,737
Consolidated revenues	$318,170	$316,493
Below is a reconciliation of segment operating income/(loss) to consolidated operating income/(loss) and income/(loss) before income taxes (in thousands):

	Three Months Ended March 31,
	2018	2017
Segment operating income/(loss)(a)
U.S. Consumer	$(8,235)	$19,107
Florist	12,266	13,954
International	7,055	5,532
Total segment operating income	11,086	38,593
Unallocated expenses(b)	(9,046)	(11,455)
Impairment of other long-lived assets	(2,355)	—
Depreciation expense and amortization of intangible assets	(4,102)	(9,298)
Operating income/(loss)	(4,417)	17,840
Interest expense, net	(2,486)	(2,273)
Other expense, net	(24)	(25)
Income/(loss) before income taxes	$(6,927)	$15,542

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
The credit quality and the aging of financing receivables was as follows (in thousands):

	March 31, 2018	December 31, 2017
Current	$10,205	$10,571
Past due:
1 - 150 days past due	198	167
151 - 364 days past due	229	213
365 - 730 days past due	181	184
731 or more days past due	339	357
Total	$11,152	$11,492

Financing receivables on nonaccrual status totaled $1.0 million at March 31, 2018 and December 31, 2017. For further information see table below “Allowance for Credit Losses.”
The allowance for credit losses and the recorded investment in financing receivables were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Allowance for credit losses:
Balance as of January 1	$912	$846
Provision	93	85
Write-offs charged against allowance	(90)	(211)
Balance at March 31	$915	$720
Ending balance collectively evaluated for impairment	$870	$704
Ending balance individually evaluated for impairment	$45	$16
Recorded investments in financing receivables:
Balance collectively evaluated for impairment	$1,006	$825
Balance individually evaluated for impairment	$10,146	$11,288
Individually evaluated impaired loans, including the recorded investment in such loans, the unpaid principal balance, and the allowance related to such loans, each totaled less than $0.1 million as of both March 31, 2018 and December 31, 2017. The average recorded investment in such loans was less than $0.1 million for both the three months ended March 31, 2018 and 2017. Interest income recognized on impaired loans was less than $0.1 million for both the three months ended March 31, 2018 and 2017.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. TRANSACTIONS WITH RELATED PARTIES
Transactions with Liberty
As of March 31, 2018, Liberty Interactive Corporation (“Liberty”) owned 36.8% of the issued and outstanding shares of FTD common stock. An Investor Rights Agreement governs certain rights of and restrictions on Liberty in connection with the shares of FTD common stock that Liberty owns.
The I.S. Group Limited
Interflora holds an equity investment of 20.4% in The I.S. Group Limited (“I.S. Group”). The investment was $1.8 million and $1.7 million as of March 31, 2018 and December 31, 2017, respectively, and is included in other assets in the condensed consolidated balance sheets. I.S. Group supplies floral-related products to Interflora’s floral network members in both the U.K. and the Republic of Ireland as well as to other customers. Interflora derives revenues from I.S. Group from (i) the sale of products (sourced from third-party suppliers) to I.S. Group for which revenue is recognized on a gross basis, (ii) commissions on products sold by I.S. Group (sourced from third-party suppliers) to floral network members, and (iii) commissions for acting as a collection agent on behalf of I.S. Group. Revenues related to products sold to and commissions earned from I.S. Group were $0.9 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively. In addition, Interflora purchases products from I.S. Group for sale to consumers. The cost of revenues related to products purchased from I.S. Group was $0.1 million for the three months ended March 31, 2018 and 2017. Amounts due from I.S. Group were $0.3 million at March 31, 2018 and December 31, 2017, and amounts payable to the I.S. Group were $1.3 million and $1.0 million at March 31, 2018 and December 31, 2017, respectively.
5. GOODWILL, INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS
Goodwill
The changes in the net carrying amount of goodwill for the three months ended March 31, 2018 were as follows (in thousands):

	U.S. Consumer	Florist	International	Total
Goodwill as of December 31, 2017	$106,356	$90,651	$80,034	$277,041
Purchase accounting adjustment - Bloom That acquisition	(740)	—	—	(740)
Foreign currency translation	—	—	2,973	2,973
Goodwill as of March 31, 2018	$105,616	$90,651	$83,007	$279,274

In 2017, 2016, 2015, and 2008, the Company recorded impairment charges of $196.7 million, $84.0 million, $85.0 million, and $116.3 million, respectively. The table above reflects the Company’s March 31, 2018 goodwill balances, net of the previously recorded impairment charges. The total accumulated goodwill impairment was $482.0 million as of March 31, 2018.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets

Intangible assets are primarily related to the acquisition of the Company by United Online, Inc. in August 2008 and the acquisition of Provide Commerce, Inc. in December 2014 and consist of the following (in thousands):

	March 31, 2018			December 31, 2017
	Gross Value (a)	Accumulated Amortization	Net	Gross Value (a)	Accumulated Amortization	Net
Complete technology	$61,485	$(60,892)	$593	$61,274	$(60,653)	$621
Customer contracts and relationships	194,409	(194,310)	99	193,775	(193,667)	108
Trademarks and trade names:
Finite-lived	93,624	(26,347)	67,277	93,593	(24,875)	68,718
Indefinite-lived (b)	113,919	—	113,919	112,518	—	112,518
Total	$463,437	$(281,549)	$181,888	$461,160	$(279,195)	$181,965

(a)
Gross value has been reduced by the impairments recorded during the year ended December 31, 2017 of $16.3 million related to complete technology and $38.3 million related to indefinite-lived and $27.0 million related to finite-lived trademarks and trade names.

(b)	As indefinite-lived assets are not amortized, the indefinite-lived trademarks and trade names have no associated amortization expense or accumulated amortization.
As of March 31, 2018, estimated future intangible assets amortization expense for each of the next five years and thereafter was as follows (in thousands):

For the Year Ended	Future Amortization Expense
2018 (remainder of the year)	$4,487
2019	5,983
2020	5,973
2021	5,934
2022	5,867
Thereafter	39,725
Total	$67,969

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Long-Lived Assets
Property and equipment consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Land and improvements	$1,590	$1,583
Buildings and improvements	16,414	16,375
Leasehold improvements	10,976	10,883
Equipment	13,542	13,122
Computer equipment	25,557	25,208
Computer software	65,405	58,991
Furniture and fixtures	3,367	3,215
	136,851	129,377
Accumulated depreciation	(98,273)	(95,497)
Total	$38,578	$33,880

(a)
Impairment charges of $2.4 million recorded during the three months ended March 31, 2018 and $22.0 million recorded during the year ended December 31, 2017 are reflected as reductions in the gross balances as of March 31, 2018.

During the year ended December 31, 2017, the other long-lived assets related to the ProFlowers/Gourmet Foods reporting unit were fully impaired as the projected undiscounted cash flows of that reporting unit were less than the carrying amount of such assets. Additional impairment charges of $2.4 million were recorded during the three months ended March 31, 2018 related to capital additions for that reporting unit as its undiscounted cash flows continue to be less than the carrying amount of the assets of that asset group.
Depreciation expense, including the amortization of leasehold improvements, was $2.6 million and $5.5 million for the three months ended March 31, 2018 and 2017, respectively.
6. FINANCING ARRANGEMENTS
Credit Agreement
On September 19, 2014, FTD Companies, Inc. entered into its Credit Agreement with Interflora, certain wholly owned domestic subsidiaries of FTD Companies, Inc. party thereto as guarantors, the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of America, N.A., as administrative agent for the lenders. The Credit Agreement provided for a term loan in an aggregate principal amount of $200 million, the proceeds of which were used to repay a portion of outstanding revolving loans, and also provided for a $350 million revolving credit facility. On December 31, 2014, the Company borrowed $120 million under the revolving credit facility to fund the cash portion of the acquisition purchase price of Provide Commerce.
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

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Except as described below, the interest rates applicable to borrowings under the Credit Agreement are based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to the Company’s net leverage ratio. In addition, under the Credit Agreement, the Company pays a commitment fee ranging from 0.20% per annum to 0.40% per annum on the unused portion of the revolving credit facility. The Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, that, among other things, require the Company to maintain compliance with a maximum net leverage ratio and a minimum consolidated fixed charge coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, asset sales, and the Company’s ability to incur additional debt and additional liens.
Based on the Company’s 2018 year-to-date results of operations and outlook for 2018, as the Company works to implement its strategic plan announced in January 2018, the Company currently anticipates that its Adjusted EBITDA (as defined in the Credit Agreement) and other sources of earnings or adjustments used to calculate Consolidated Adjusted EBITDA under the Credit Agreement will result in (1) the Company’s consolidated net leverage ratio, as defined in the Credit Agreement, exceeding the maximum permitted consolidated net leverage ratio during 2018, and (2) the Company’s fixed charge coverage ratio, as defined in the Credit Agreement, falling below the minimum requirement during 2018. In addition, the inclusion of a going concern uncertainty explanatory paragraph in the audit opinion on the Company’s financial statements for the year ended December 31, 2017 constitutes an event of default under the Credit Agreement.
On March 30, 2018, the Company entered into a Forbearance Agreement and Second Amendment to Credit Agreement with its lenders, which includes an agreement by the lenders to forbear from exercising remedies available to them until May 31, 2018 with respect to defaults caused by (1) the inclusion of a going concern uncertainty explanatory paragraph in the audit opinion of the Company’s financial statements for the year ended December 31, 2017 and (2) potential breach of the consolidated net leverage ratio covenant for the quarter ended March 31, 2018. If the Company is unable to obtain waivers or amendments from its lenders beyond the forbearance period, the lenders could exercise remedies under the Credit Agreement and the debt owed under the Credit Agreement could be accelerated. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company did not comply with the net leverage ratio covenant for the quarter ended March 31, 2018.
Under the Forbearance Agreement and Second Amendment to Credit Agreement, borrowings under the revolver are limited to $150 million. During the forbearance period, the interest rate margin applicable to Eurocurrency borrowings and letter of credit fees is increased to 4.25% per annum and the interest rate margin for base rate borrowings is increased to 3.25%. In addition, the Company paid a forbearance fee of 0.125% and will pay commitment fees of 0.50% per annum on the unused portion of the revolving credit facility during the forbearance period. The terms of the Forbearance Agreement and Second Amendment to Credit Agreement also include restrictions on, among others, future indebtedness and investments during the forbearance period.
The stated interest rates (based on LIBOR) as of March 31, 2018 under the term loan and the revolving credit facility were 6.55% and 6.06%, respectively. The effective interest rates as of March 31, 2018 under the term loan and the revolving credit facility were 7.87% and 8.08%, respectively. The effective interest rates include the amortization of both the debt issuance costs and the effective portion of the interest rate swap and commitment fees. The commitment fee rate as of March 31, 2018 was 0.50%.
At March 31, 2018, the remaining borrowing capacity under the Credit Agreement, which was reduced by $1.8 million in outstanding letters of credit, was $86.2 million, based on the terms of the Forbearance Agreement and Second Amendment to Credit Agreement.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the Company’s debt balances for the three months ended March 31, 2018 were as follows (in thousands):

	December 31, 2017	Draw Down of Debt	Repayments of Debt	March 31, 2018
Credit Agreement:
Revolving Credit Facility	$52,000	$90,000	$(80,000)	$62,000
Term Loan	140,000	—	(5,000)	135,000
Total Principal Outstanding	192,000	$90,000	$(85,000)	197,000
Deferred Financing Fees	(2,334)			(2,799)
Total Debt, Net of Deferred Financing Fees	$189,666			$194,201

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
The estimated fair values and notional values of outstanding derivative instruments as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

		Estimated Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
	Balance Sheet Location	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Derivative Assets:
Interest rate caps	Other assets	$—	$—	$130,000	$130,000

The Company recognized the following losses from derivatives, before tax, in other comprehensive income/(loss) (in thousands):

	Three Months Ended March 31,
	2018	2017
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate caps	$—	$(1)
The effective portion, before tax effect, of the Company’s interest rate caps designated as cash flow hedging instruments was $0.1 million and $0.3 million as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, the remaining effective portion of $0.1 million was expected to be reclassified from accumulated other comprehensive income/(loss) to interest expense in the condensed consolidated statements of operations through June 2018. During both the three months ended March 31, 2018 and 2017, $0.1 million was reclassified from accumulated other comprehensive income/(loss) to interest expense in the condensed consolidated statements of operations.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FAIR VALUE MEASUREMENTS
The following table presents estimated fair values of financial assets and liabilities and derivative instruments that were required to be measured at fair value on a recurring basis (in thousands):

	March 31, 2018			December 31, 2017
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Cash equivalents	$1,964	$1,964	$—	$2,705	$2,705	$—
Total	$1,964	$1,964	$—	$2,705	$2,705	$—
Liabilities:
Non-qualified deferred compensation plan	$914	$—	$914	$1,228	$—	$1,228
Total	$914	$—	$914	$1,228	$—	$1,228
Provide Commerce, Inc. has an executive deferred compensation plan for key management level employees under which such employees could elect to defer receipt of current compensation. This plan is intended to be an unfunded, non-qualified deferred compensation plan that complies with the provisions of section 409A of the Internal Revenue Code. At the time of the acquisition of Provide Commerce, contributions to the plan were suspended except those relating to any compensation earned but not yet paid as of the same date. The plan assets, which consist primarily of life insurance contracts recorded at their cash surrender value, were $11.7 million as of March 31, 2018 and December 31, 2017, and are included in other assets in the accompanying condensed consolidated balance sheets.
During the year ended December 31, 2017, as a result of the triggering events in the third and fourth quarters, the Company also performed impairment tests of its intangible and other long-lived assets. Based on these tests, the Company determined that the carrying value of certain intangible assets and fixed assets exceeded their fair values as determined using the income approach. As such, non-cash, pre-tax impairment charges of $103.6 million (excluding goodwill impairment charges of $196.7 million) were recorded. During the three months ended March 31, 2018, impairment charges of $2.4 million were recorded related to capital additions for the ProFlowers/Gourmet Foods reporting unit as the fixed assets of that reporting unit were fully impaired in 2017 and its undiscounted cash flows continue to be less than the carrying amount of such assets. The determination of fair value is subjective in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs, including projected cash flows over the estimated projection period and the discount rate. See Note 5—“Goodwill, Intangible Assets, and Other Long-Lived Assets” for additional information.
The Company estimated the fair value of its long-term debt using a discounted cash flow approach that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimated credit spread. As of March 31, 2018, the Company estimated its credit spread as 1.3% and 1.9% for the term loan and revolving credit facility, respectively, resulting in yield-to-maturity estimates for the term loan and revolving credit facility of 3.5% and 4.1%, respectively. As of December 31, 2017, the Company estimated its credit spread as 1.0% and 1.6% for the term loan and revolving credit facility, respectively, resulting in yield-to-maturity estimates for the term loan and revolving credit facility of 2.9% and 3.4%, respectively. The table below summarizes the carrying amounts and estimated fair values for long-term debt (in thousands):

	March 31, 2018		December 31, 2017
		Level 2		Level 2
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt outstanding, including current portion	$197,000	$197,000	$192,000	$192,000
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

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS’ EQUITY
Common Stock Repurchases
On March 8, 2016, the Company’s board of directors authorized a common stock repurchase program (the “2016 Repurchase Program”) that allowed FTD Companies, Inc. to repurchase up to $60 million of its common stock from time to time over a two-year period in both open market and privately negotiated transactions. The Company did not repurchase any shares under this program during the three months ended March 31, 2018. The 2016 Repurchase Program expired on March 8, 2018.
Upon the exercise of stock options or the vesting of restricted stock units (“RSUs”) or other equity compensation awards, the Company does not collect withholding taxes in cash from employees. Instead, the Company automatically withholds, from the awards that vest or stock options that are exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock but are not counted against the limits under a repurchase program. The Company then pays the minimum statutory withholding taxes in cash. During the three months ended March 31, 2018, 0.2 million RSUs vested for which 0.1 million shares were withheld to cover the minimum statutory withholding taxes of $0.5 million.
10. INCENTIVE COMPENSATION PLANS
In June 2017, stockholders approved the FTD Companies, Inc. Third Amended and Restated 2013 Incentive Compensation Plan (as so amended and restated, the “Amended Plan”), which amended and restated in its entirety the FTD Companies, Inc. Amended and Restated 2013 Incentive Compensation Plan, as previously amended June 9, 2015. The Amended Plan provides for the granting of awards to employees and non-employee directors, including stock options, stock appreciation rights, restricted stock units (“RSUs”), and other stock based awards. As of March 31, 2018, the Company had 1.4 million shares available for issuance under the Amended Plan.
During the first quarter of 2018, the Company granted RSUs, performance stock units (“PSUs”), and stock options to certain employees totaling 0.7 million shares, 1.3 million shares, and 0.8 million shares, respectively. The RSUs and stock options granted will generally vest in four equal annual installments. The fair market value of the underlying stock on the grant date of the RSUs and PSUs was $6.65 per share. The options were granted with an exercise price of $6.65 per share. The following assumptions were used to estimate the fair value of the stock options at the grant date:

Risk-free interest rate	2.5%
Expected term (in years)	4.75 to 6.25
Dividend yield	0.0%
Expected volatility	37.7%
Vesting of the PSUs is based on the achievement of certain performance criteria, as specified in the plan, at the end of a three-year performance period ending on December 31, 2020. The actual number of shares that will ultimately vest is dependent upon the level of achievement of the performance conditions. If the minimum targets are not achieved, none of the shares will vest and any compensation expense previously recognized will be reversed. The Company recognizes stock-based compensation expense related to performance awards based upon the Company’s estimate of the likelihood of achievement of the performance targets at each reporting date. As of March 31, 2018, the Company expected 39.2% of the PSUs to vest. As such, $0.1 million of expense was recorded during the three months ended March 31, 2018 related to these awards.
In addition to the equity awards noted above, eligible employees of the Company are able to participate in the FTD Companies, Inc. 2015 Employee Stock Purchase Plan (“ESPP Plan”) through which employees may purchase shares of FTD common stock at a purchase price equal to 85% of the lower of (i) the closing market price per share of FTD common stock on the first day of the offering period or (ii) the closing market price per share of FTD common stock on the purchase date. Each offering period has a six-month duration and purchase interval. The purchase dates are January 1 and July 1. As of March 31, 2018, the Company had 0.3 million shares available for grant under the ESPP Plan.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The stock-based compensation expense incurred for all equity plans in the three months ended March 31, 2018 and 2017 have been included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenues	$57	$71
Sales and marketing	932	715
General and administrative	1,817	1,555
Total stock-based compensation expense	$2,806	$2,341

11. INCOME TAXES
During the three months ended March 31, 2018, the Company recorded a tax benefit of $0.3 million on a pre-tax loss of $6.9 million, compared to a tax provision of $6.5 million on pre-tax income of $15.5 million for the three months ended March 31, 2017. Shortfalls related to vesting of equity awards increased tax expense by $2.3 million compared to $0.9 million for the three months ended March 31, 2017.
12. EARNINGS/(LOSS) PER SHARE
Certain of the Company’s RSUs and PSUs are considered participating securities because they contain a non-forfeitable right to dividends irrespective of whether dividends are actually declared or paid or whether the awards ultimately vest. Accordingly, the Company computes earnings/(loss) per share pursuant to the two-class method in accordance with ASC 260, Earnings Per Share.
The following table sets forth the computation of basic and diluted earnings/(loss) per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income/(loss)	$(6,596)	$9,023
Income allocated to participating securities	—	(206)
Net income/(loss) attributable to common stockholders	$(6,596)	$8,817
Denominator:
Basic average common shares outstanding	27,713	27,368
Add: Dilutive effect of securities	—	67
Diluted average common shares outstanding	27,713	27,435
Basic earnings/(loss) per common share	$(0.24)	$0.32
Diluted earnings/(loss) per common share	$(0.24)	$0.32
The diluted earnings/(loss) per common share computations exclude stock options and RSUs which are antidilutive. Weighted-average antidilutive shares for the three months ended March 31, 2018 and 2017 were 3.2 million and 2.8 million, respectively.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. RESTRUCTURING AND OTHER EXIT COSTS
Restructuring and other exit costs were as follows (in thousands):

	Employee Termination Costs	Facility Closure Costs	Total
Accrued as of December 31, 2017	$184	$193	$377
Charges	—	—	—
Cash paid	(172)	(124)	(296)
Other – non-cash	(5)	—	(5)
Accrued as of March 31, 2018	$7	$69	$76
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

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There are no assurances that other legal actions or governmental investigations will not be instituted in connection with the Company’s current or former business practices. The Company cannot predict the outcome of governmental investigations or other legal actions or their potential implications for its business.
The Company records a liability when it believes that it is both probable that a loss has been incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the assessment of the probability of loss or the amount of liability and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate, (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. As of both March 31, 2018 and December 31, 2017, the Company had reserves totaling $2.5 million for estimated losses related to certain legal matters. With respect to other legal matters, the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company’s business, financial condition, results of operations, or cash flows.
15. SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth supplemental cash flow disclosures (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash paid for interest	$2,239	$1,904
Cash paid for income taxes, net	622	2,032

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
Reportable Segments
We report our business operations in three reportable segments: U.S. Consumer, Florist, and International. Prior to January 1, 2018, the Company reported its business in four reportable segments. As a result of a change in the information provided to and utilized by the Company’s Chief Executive Officer (who is also the Company’s Chief Operating Decision Maker) to assess the performance of the business, the Company combined the previous Provide Commerce and Consumer segments into one reportable segment.
Through our U.S. Consumer segment, we are a leading direct marketer of floral and gift products for consumers, including food gifts, personalized gifts, and other gifting products, primarily in the U.S. Our U.S. Consumer segment operates primarily through our www.ftd.com, www.proflowers.com, www.berries.com, www.personalcreations.com, www.proplants.com, www.gifts.com, and www.bloomthat.com websites, associated mobile sites and applications, and the 1-800-SEND-FTD and various other telephone numbers. Through our Florist segment, we are a leading provider of products and services to our floral network members, including services that enable our floral network members to send, receive, and deliver floral orders. Floral network members include traditional retail florists, as well as other non-florist retail locations, primarily in the U.S. Our Florist segment also provides products and services to other companies in need of floral and gifting solutions. Our International segment consists of Interflora, which operates primarily in the U.K. Interflora is a leading direct marketer of floral and gift products, and operates primarily through the www.interflora.co.uk, www.flyingflowers.co.uk, and www.interflora.ie websites, associated mobile sites and applications, and various telephone numbers. Interflora also provides products and services to floral network members and to other companies in need of floral and gifting solutions.
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

Average order value.  We monitor the average value for consumer orders delivered in a given period, which we refer to as the average order value. Average order value represents the average amount received for consumer orders delivered during a period. The average order value of consumer orders within our U.S. Consumer and International segments is tracked in their local currency, which is the U.S. Dollar (“USD”) for the U.S. Consumer segment and the British Pound (“GBP”) for the International segment. The local currency amounts received for the International segment are then translated into USD at the average currency exchange rate for the period. Average order value includes merchandise revenues and shipping or service fees paid by the consumer, less discounts and refunds (net of refund-related fees charged to floral network members).
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

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(in thousands, except for percentages, average order values, average revenues per member, and average currency exchange rates)
Consolidated:
Consolidated revenues	$318,170	$316,493	$1,677	1%

U.S. Consumer:
Segment revenues(a)	$223,361	$228,672	$(5,311)	(2)%
Segment operating income/(loss)	$(8,235)	$19,107	$(27,342)	(143)%
Consumer orders	3,877	3,847	30	1%
Average order value	$56.13	$57.89	$(1.76)	(3)%

Florist:
Segment revenues(a)	$44,216	$46,506	$(2,290)	(5)%
Segment operating income	$12,266	$13,954	$(1,688)	(12)%
Average revenues per member	$4,180	$4,140	$40	1%

International:
In USD:
Segment revenues	$54,915	$45,737	$9,178	20%
Segment operating income	$7,055	$5,532	$1,523	28%
Consumer orders	927	842	85	10%
Average order value	$48.38	$44.50	$3.88	9%
In GBP:
Segment revenues	£39,384	£36,881	£2,503	7%
Average order value	£34.71	£35.90	£(1.19)	(3)%
Average currency exchange rate: GBP to USD	1.39	1.24

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

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Revenues	$318,170	$316,493	$1,677	1%
Operating expenses:
Cost of revenues	210,747	196,374	14,373	7%
Sales and marketing	82,282	68,896	13,386	19%
General and administrative	25,701	28,755	(3,054)	(11)%
Amortization of intangible assets	1,502	3,820	(2,318)	(61)%
Restructuring and other exit costs	—	808	(808)	(100)%
Impairment of other long-lived assets	2,355	—	2,355	NM
Total operating expenses	322,587	298,653	23,934	8%
Operating income/(loss)	(4,417)	17,840	(22,257)	(125)%
Interest expense, net	(2,486)	(2,273)	(213)	(9)%
Other income/(expense), net	(24)	(25)	1	4%
Income/(loss) before income taxes	(6,927)	15,542	(22,469)	(145)%
Provision for/(benefit from) income taxes	(331)	6,519	(6,850)	(105)%
Net income/(loss)	$(6,596)	$9,023	$(15,619)	(173)%

NM = not meaningful
 Consolidated Revenues

Consolidated revenues increased $1.7 million, or 1%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to a $9.2 million increase ($3.1 million in constant currency) in revenues from our International segment. This increase was partially offset by a $5.3 million decrease in revenues from our U.S. Consumer segment and a $2.3 million decrease in revenues from our Florist segment. Foreign currency exchange rates had a $6.1 million favorable impact on our consolidated revenues during the three months ended March 31, 2018 as the average exchange rate was higher when compared to the three months ended March 31, 2017.
Consolidated Cost of Revenues
Consolidated cost of revenues increased $14.4 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily due to a $7.6 million increase in costs associated with our U.S. Consumer segment and a $7.3 million increase ($2.9 million in constant currency) in our International segment. Gross margin was 34% for the three months ended March 31, 2018, as compared to 38% for the three months ended March 31, 2017.
Consolidated Sales and Marketing
Consolidated sales and marketing expenses increased $13.4 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to a $13.1 million increase in costs associated with our U.S. Consumer segment. Consolidated sales and marketing expenses, as a percentage of consolidated revenues, was 26% for the three months ended March 31, 2018 compared to 22% for the three months ended March 31, 2017.

Consolidated General and Administrative
Consolidated general and administrative expenses decreased $3.1 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease was primarily due to a $2.5 million decrease in depreciation expense, a $1.8 million decrease in personnel-related costs, and $0.8 million decrease in transaction and integration costs. These decreases were partially offset by a $1.4 million increase in professional fees and $0.3 million in legal expenses.
Amortization of Intangible Assets
Amortization expense related to intangible assets decreased $2.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 as certain intangible assets were impaired during the year ended December 31, 2017.
Restructuring and Other Exit Costs
The Company did not incur any restructuring and other exit costs during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017 during which $0.8 million of such costs were incurred.
Impairment of Other Long-Lived Assets
During the three months ended March 31, 2018, the Company recorded pre-tax impairment charges of $2.4 million for other long-lived assets related to the ProFlowers/Gourmet Foods reporting unit. See Note 5—“Goodwill, Intangible Assets, and Other Long-Lived Assets” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, for a further description of these charges.
Provision for Income Taxes
During the three months ended March 31, 2018, we recorded a tax benefit of $0.3 million on a pre-tax loss of $6.9 million compared to a tax provision of $6.5 million on pre-tax income of $15.5 million for the three months ended March 31, 2017. Shortfalls related to the vesting of equity awards increased tax expense by $2.3 million during the three months ended March 31, 2018 as compared to $0.9 million for the three months ended March 31, 2017.

BUSINESS SEGMENT OPERATING RESULTS
The Company reports its business in three reportable segments: U.S. Consumer, Florist, and International. Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges and gains, transaction and integration costs, restructuring and other exit costs, and impairment of goodwill, intangible assets, and other long-lived assets. In addition, stock-based and incentive compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income/(expense), net.
U.S. CONSUMER SEGMENT

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(in thousands, except percentages and average order values)
Segment revenues	$223,361	$228,672	$(5,311)	(2)%
Segment operating income	$(8,235)	$19,107	$(27,342)	(143)%
Key metrics and other financial data:
Consumer orders	3,877	3,847	30	1%
Average order value	$56.13	$57.89	$(1.76)	(3)%
Segment operating margin	(4)%	8%
U.S. Consumer Segment Revenues
U.S. Consumer segment revenues decreased $5.3 million, or 2%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, driven by a 3% decrease in average order value partially offset by a 1% increase in order volume. The decrease in average order value was primarily due to planned reductions in service fees and an increase in refunds, in addition to an increase in orders through the FTD.com Gold Program, which is our consumer membership program that offers reduced service and shipping fees. The increase in order volume was primarily driven by the Easter holiday shift. Revenues decreased 12%, 2%, and 2% for the ProFlowers, Gourmet Foods, and FTD.com businesses, respectively, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Partially offsetting these decreases, was a 58% increase in revenues for the Personal Creations reporting unit for the three months ended March 31, 2018 compared to the 2017 period.
U.S. Consumer Segment Operating Income
U.S. Consumer segment operating income decreased $27.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The gross margin for the U.S. Consumer segment decreased to 31% for the three months ended March 31, 2018 as compared to 36% for the three months ended March 31, 2017 primarily due to the reduced pricing noted above and increased inventory write-offs from lower than anticipated Valentine’s Day orders. Sales and marketing expenses increased $13.1 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to new media-based marketing and an increase in variable marketing spend. U.S. Consumer segment operating margin was (4)% for the three months ended March 31, 2018 compared to 8% for the three months ended March 31, 2017.

FLORIST SEGMENT

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(in thousands, except percentages and average revenues per member)
Segment revenues	$44,216	$46,506	$(2,290)	(5)%
Segment operating income	$12,266	$13,954	$(1,688)	(12)%
Key metrics and other financial data:
Average revenues per member	$4,180	$4,140	$40	1%
Segment operating margin	28%	30%
Florist Segment Revenues
Florist segment revenues for the three months ended March 31, 2018 decreased $2.3 million, or 5%, compared to the three months ended March 31, 2017. The decline is primarily due to a $1.4 million decrease in products revenues related to a planned reduction in container offerings and related pricing, partially offset by an increase in fresh flower sales. Services revenue declined $0.9 million primarily due to declines in online services and support fees. Average revenues per member increased 1% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to a decline in floral network membership during the three months ended March 31, 2018.
Florist Segment Operating Income
Florist segment operating income decreased $1.7 million, or 12%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The gross margin for the Florist segment decreased to 64% for the three months ended March 31, 2018 as compared to 66% for the three months ended March 31, 2017 primarily due to unfavorable product and services mix. Sales and marketing expenses decreased $0.7 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to fewer incentives paid to member florists. The Florist segment operating margin was 28% for the three months ended March 31, 2018 compared to 30% for the three months ended March 31, 2017.

INTERNATIONAL SEGMENT

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(in thousands, except percentages, average order values, and average currency exchange rates)
In USD:
Segment revenues	$54,915	$45,737	$9,178	20%
Impact of foreign currency	(6,070)	—	(6,070)
Segment revenues (in constant currency)(a)	$48,845	$45,737	$3,108	7%

Segment operating income	$7,055	$5,532	$1,523	28%
Impact of foreign currency	(786)	—	(786)
Segment operating income (in constant currency)(a)	$6,269	$5,532	$737	13%

Key metrics and other financial data:
Consumer orders	927	842	85	10%
Average order value	$48.38	$44.50	$3.88	9%
Segment operating margin	13%	12%
In GBP:
Segment revenues	£39,384	£36,881	£2,503	7%
Average order value	£34.71	£35.90	£(1.19)	(3)%
Average currency exchange rate: GBP to USD	1.39	1.24

(a)	USD at prior year foreign currency exchange rate.
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
International Segment Revenues
International segment revenues increased $9.2 million, or 20%, ($3.1 million, or 7%, in constant currency) for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in revenues in constant currency was due to an increase in consumer orders of 10% partially offset by a decrease in average order value of 3% due to unfavorable product mix and reduced pricing.
International Segment Operating Income
International segment operating income increased $1.5 million, or 28%, ($0.7 million, or 13%, in constant currency) for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The gross margin for the International segment decreased to 29% for three months ended March 31, 2018 compared to 30% for the three months ended March 31, 2017. Sales and marketing expenses increased $0.7 million (stable in constant currency) due to the impact of foreign exchange rates. General and administrative expenses decreased $0.3 million ($0.6 million in constant currency) primarily due to personnel-related costs partially offset by an increase in technology costs. International segment operating margin increased to 13% for the three months ended March 31, 2018 compared to 12% for the three months ended March 31, 2017.

UNALLOCATED EXPENSES

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Unallocated expenses	$9,046	$11,455	$(2,409)	(21)%
Unallocated expenses include various corporate costs, such as executive management, corporate finance, and legal costs. In addition, unallocated expenses include stock-based and incentive compensation, restructuring and other exit costs, transaction and integration costs, and litigation and dispute settlement charges and gains.
Unallocated expenses decreased $2.4 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This decrease was primarily due to $2.6 million in personnel-related expenses and $0.8 million in transaction and integration costs. In addition, we did not incur restructuring costs during the three months ended March 31, 2018 compared to $0.8 million incurred during the three months ended March 31, 2017. These decreases were partially offset by a $1.9 million increase in legal, audit, and consulting fees for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
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
The obligations under the Credit Agreement are guaranteed by the U.S. Loan Parties. In addition, the obligations under the Credit Agreement are secured by a lien on substantially all of the assets of the U.S. Loan Parties, including a pledge of all of the outstanding capital stock of certain direct subsidiaries of the U.S. Loan Parties (except with respect to foreign subsidiaries and certain domestic subsidiaries whose assets consist primarily of foreign subsidiary equity interests, in which case such pledge is limited to 66% of the outstanding capital stock).
The interest rates applicable to borrowings under the Credit Agreement are based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to the Company’s net leverage ratio. In addition, under the Credit Agreement, the Company pays a commitment fee ranging from 0.20% per annum to 0.40% per annum on the unused portion of the revolving credit facility. The Credit Agreement contains customary representations and warranties, events of default, affirmative covenants, and negative covenants, that, among other things, require the Company to maintain compliance with a maximum net leverage ratio and a minimum consolidated fixed charge coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, asset sales, and the Company’s ability to incur additional debt and additional liens.
Based on our 2018 year-to-date results of operations and outlook for 2018, as we work to implement our strategic plan announced in January 2018, we currently anticipate that our Adjusted EBITDA and other sources of earnings or adjustments used to calculate Consolidated Adjusted EBITDA under the Credit Agreement will result in (1) our consolidated net leverage ratio, as defined in the Credit Agreement, exceeding the maximum permitted consolidated net leverage ratio during 2018, and (2) our fixed charge coverage ratio, as defined in the Credit Agreement, falling below the minimum requirement during 2018. In addition, the inclusion of a going concern uncertainty explanatory paragraph in the audit opinion on our financial statements for the year ended December 31, 2017 constitutes an event of default under the Credit Agreement.

On March 30, 2018, the Company entered into a Forbearance Agreement and Second Amendment to Credit Agreement with our lenders that includes an agreement by the lenders to forbear from exercising remedies available to them until May 31, 2018 with respect to defaults caused by (1) the inclusion of a going concern uncertainty explanatory paragraph in the audit opinion of the Company’s financial statements for the year ended December 31, 2017 and (2) potential breach of the consolidated net leverage ratio covenant for the quarter ending March 31, 2018. If the Company is unable to obtain waivers or amendments from its lenders beyond the forbearance period, the lenders could exercise remedies under the Credit Agreement and the debt owed under the Credit Agreement could be accelerated. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness was accelerated. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company did not comply with the net leverage ratio covenant for the quarter ended March 31, 2018.
Under the Forbearance Agreement and Second Amendment to Credit Agreement, borrowings under the revolver are limited to $150 million. During the forbearance period, the interest rate margin applicable to Eurocurrency borrowings and letter of credit fees is increased to 4.25% per annum and the interest rate margin for base rate borrowings is increased to 3.25%. In addition, the Company paid a forbearance fee of 0.125% and will pay commitment fees of 0.50% per annum on the unused portion of the revolving credit facility during the forbearance period.
The stated interest rates (based on LIBOR) as of March 31, 2018 under the term loan and the revolving credit facility were 6.55% and 6.06%, respectively. The effective interest rates as of March 31, 2018 under the term loan and the revolving credit facility were 7.87% and 8.08%, respectively. The effective interest rates include the amortization of both the debt issuance costs and the effective portion of the interest rate swap and commitment fees. The commitment fee rate as of March 31, 2018 was 0.50%.
The term loan is subject to amortization payments of $5 million per quarter and customary mandatory prepayments under certain conditions. During the three months ended March 31, 2018, the Company made scheduled payments of $5 million under the term loan. The Company had net borrowings of $10 million on the revolving credit facility during the three months ended March 31, 2018. The outstanding balance of the term loan and all amounts outstanding under the revolving credit facility are due upon maturity in September 2019. As of March 31, 2018, the remaining borrowing capacity under the Credit Agreement, which was reduced by $1.8 million in outstanding letters of credit, was $86.2 million, based on the terms of the forbearance agreement.
The degree to which our assets are leveraged and the terms of our debt could materially and adversely affect our ability to obtain additional capital, as well as the terms at which such capital might be offered to us.
Going Concern
As described above, the financial statements included in this Form 10-Q have been prepared assuming the Company will continue as a going concern.
The ability to continue as a going concern is dependent upon the Company entering into an amendment to the Credit Agreement, including revised covenants, or obtaining financing to replace the current facility, as well as generating profitable operating results, continuing to meet its obligations, and continuing to repay its liabilities arising from normal business operations when they become due. The Company has evaluated its plans to alleviate this doubt, which will include obtaining amended terms from its current lenders to allow for sufficient flexibility in the financial covenants after giving consideration to the Company’s current operations and strategic plans, or refinancing its current debt. Negotiations with our lenders may require the Company to raise additional capital and/or pursue the sale of non-core assets to reduce existing debt. There can be no assurance that the Company will be successful in its plans to refinance, to obtain alternative financing on acceptable terms or to sell non-strategic assets, when required or if at all. If such plans are not realized, the Company may be forced to limit its business activities or be unable to continue as a going concern, which will have a material adverse effect on our results of operations and financial condition. The financial statements included in this Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

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
Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017
Our total cash and cash equivalents balance decreased by $3.9 million to $25.6 million as of March 31, 2018, compared to $29.5 million as of December 31, 2017. Our summary cash flows for the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by/(used for) operating activities	$(1,044)	$24,216
Net cash used for investing activities	$(7,059)	$(3,196)
Net cash provided by/(used for) financing activities	$3,741	$(51,944)
Net cash used for operating activities was $1.0 million for the three months ended March 31, 2018 compared to net cash provided by operating activities of $24.2 million for the three months ended March 31, 2017. The decrease in cash from operating activities was primarily driven by our net loss of $6.6 million for the three months ended March 31, 2018 compared to net income of $9.0 million for the comparable 2017 period and a decrease in net operating assets and liabilities of $5.5 million. Changes in working capital can cause variations in our cash flows used for operating activities due to seasonality, timing, and other factors. In addition, non-cash items, which include but are not limited to depreciation and amortization, impairment of assets, stock-based compensation, deferred taxes, and provision for doubtful accounts receivable, decreased $4.1 million.
Net cash used for investing activities increased $3.9 million due to increased purchases of property and equipment primarily related to strategic initiatives. Purchases of property and equipment totaled $7.1 million during the three months ended March 31, 2018 compared to $3.2 million during the three months ended March 31, 2017. We currently anticipate total capital expenditures for 2018 between $35 and $40 million. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, capital expenditures related to potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, we may choose to invest in technological advances in support of our business initiatives or make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.
Net cash provided by financing activities increased $55.7 million primarily due to net proceeds from borrowings under the Credit Agreement totaling $5.0 million during the three months ended March 31, 2018 compared to the net repayment of $50.0 million during the three months ended March 31, 2017. In addition, repurchases of common stock under share repurchase programs decreased by $1.5 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Contractual Obligations and Other Commitments
During the first quarter of 2018, the Company entered into a lease for office space in Chicago, Illinois for our new corporate headquarters. The lease expires in 2030 with future contractual obligations totaling $17.0 million over the term of the agreement. There have been no other material changes, outside the ordinary course of business, related to the Company’s contractual obligations or other commitments as disclosed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements
At March 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Our Annual Report on Form 10-K for the year ended December 31, 2017, describes the critical accounting policies for which management uses significant judgments and estimates in the preparation of our consolidated financial statements. Except for the accounting policy for revenue recognition that was updated as a result of adopting ASC Topic 606 on January 1, 2018, as discussed in Note 1—“Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, there have been no significant changes to our critical accounting policies since December 31, 2017.

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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes related to the Company’s market risk as disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 8, 2016, the Company’s board of directors authorized a common stock repurchase program that allowed the Company to repurchase up to $60 million of its common stock from time to time over a two year period in both open market and privately negotiated transactions. The Company did not repurchase any shares of common stock during the three months ended March 31, 2018. The 2016 Repurchase Program expired on March 8, 2018.

ITEM 6.  EXHIBITS

Incorporated by Reference to
No.	Exhibit Description	Filed with this Form 10-Q	Form	File No.	Date Filed	Exhibit Number (if different)
10.1	Employment Agreement by and between FTD Companies, Inc. and Steven D. Barnhart**	X
10.2	FTD Companies, Inc. 2018 Management Bonus Plan**	X
10.3	Amendment to the Employment Agreement by and between FTD Companies, Inc. and John C. Walden**	X
10.4	Second Amendment to the Employment Agreement by and between FTD Companies, Inc. and Scott D. Levin**	X
10.5	Third Amendment to the Employment Agreement by and between Florists’ Transworld Delivery, Inc. and Tom D. Moeller**	X
10.6	Amendment to the Employment Agreement by and between FTD Companies, Inc. and Simha Kumar**	X
10.7	Amendment to the Employment Agreement by and between FTD Companies, Inc. and Jeffrey Severts**	X
10.8	Amendment to the Employment Agreement by and between FTD Companies, Inc. and Steven D. Barnhart**	X
10.9	Amendment to the Restricted Stock Unit Issuance Agreement for John C. Walden**	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X

**     Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2018	FTD Companies, Inc. (Registrant)

	By:	/s/ Steven D. Barnhart
Steven D. Barnhart
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)