Form 10-Q
period 2018-06-30
FTD Companies, Inc.
filed 2018-08-09
CIK 1575360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
There were 27,938,332 shares of the Registrant’s common stock outstanding as of August 3, 2018.

FTD COMPANIES, INC.

In this document, references to “FTD Companies,” “FTD,” the “Company,” “we,” “us,” and “our” refer to FTD Companies, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding the exploration of strategic alternatives; the strategic and financial evaluation of our business; our corporate restructuring and cost savings plan and other strategies; and future financial performance, including our 2018 financial outlook; our ability to continue as a going concern, repay or refinance indebtedness and invest in initiatives; expectations about future business plans, prospective performance and opportunities, including potential acquisitions; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; impairment charges; tax payments; foreign currency exchange rates; hedging arrangements; our products and services; pricing; marketing plans; competition; settlement of legal matters; and the impact of accounting changes and other pronouncements. Potential factors that could affect such forward-looking statements include, among others, uncertainties associated with being able to identify, evaluate or complete any strategic alternative or strategic transaction; the impact of the announcement of our review of strategic alternatives, as well as any strategic alternative or strategic transaction that may be pursued, on our business, including our financial and operating results and our employees, suppliers and customers; our ability to implement and realize anticipated benefits from our corporate restructuring and cost savings plan and other initiatives; our ability to repay, refinance or restructure our outstanding debt, and the other factors disclosed in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”), and in this Quarterly Report on Form 10-Q, as updated from time to time in our subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
FTD COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$20,436	$29,496
Accounts receivable, net of allowances of $6,242 and $4,957 as of June 30, 2018 and December 31, 2017, respectively	21,319	26,028
Inventories	24,816	25,356
Prepaid expenses and other current assets	11,705	14,911
Total current assets	78,276	95,791
Property and equipment, net	44,779	33,880
Intangible assets, net	104,958	181,965
Goodwill	211,978	277,041
Other assets	10,311	21,648
Total assets	$450,302	$610,325
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,943	$70,480
Accrued liabilities	61,430	77,058
Accrued compensation	9,203	14,261
Deferred revenue	6,377	5,280
Income taxes payable	3,846	872
Current portion of long-term debt	189,690	189,666
Total current liabilities	340,489	357,617
Deferred tax liabilities, net	9,311	30,854
Other liabilities	7,538	7,330
Total liabilities	357,338	395,801
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, 5,000,000 shares, par value $0.0001, authorized; no shares issued and outstanding	—	—
Common stock, 60,000,000 shares, par value $0.0001, authorized; 30,364,811 and 30,073,087 shares issued as of June 30, 2018 and December 31, 2017, respectively	3	3
Treasury stock, 2,430,897 shares as of June 30, 2018 and December 31, 2017	(65,221)	(65,221)
Additional paid-in capital	710,750	705,388
Accumulated deficit	(508,913)	(384,232)
Accumulated other comprehensive loss	(43,655)	(41,414)
Total stockholders’ equity	92,964	214,524
Total liabilities and stockholders’ equity	$450,302	$610,325
The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Products	$268,006	$293,228	$551,009	$574,192
Services	31,915	34,918	67,082	70,447
Total revenues	299,921	328,146	618,091	644,639
Operating expenses:
Cost of revenues—products	189,946	198,682	396,217	390,809
Cost of revenues—services	4,536	4,497	9,012	8,744
Sales and marketing	71,067	76,224	153,349	145,120
General and administrative	23,133	27,039	48,834	55,794
Amortization of intangible assets	1,495	3,819	2,997	7,639
Restructuring and other exit costs	—	136	—	944
Impairment of goodwill, intangible assets, and other long-lived assets	136,861	—	139,216	—
Total operating expenses	427,038	310,397	749,625	609,050
Operating income/(loss)	(127,117)	17,749	(131,534)	35,589
Interest income	120	122	241	237
Interest expense	(4,509)	(2,562)	(7,116)	(4,950)
Other income, net	160	223	136	198
Income/(loss) before income taxes	(131,346)	15,532	(138,273)	31,074
Provision for/(benefit from) income taxes	(13,261)	5,816	(13,592)	12,335
Net income/(loss)	$(118,085)	$9,716	$(124,681)	$18,739
Earnings/(loss) per common share:
Basic earnings/(loss) per share	$(4.25)	$0.35	$(4.49)	$0.67
Diluted earnings/(loss) per share	$(4.25)	$0.35	$(4.49)	$0.67

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income/(loss)	$(118,085)	$9,716	$(124,681)	$18,739
Other comprehensive income/(loss):
Foreign currency translation	(6,396)	4,124	(2,461)	5,846
Cash flow hedges:
Changes in net gains on derivatives, net of tax of $23 and $53 for the three months ended June 30, 2018 and 2017, respectively, and $59 and $107 for the six months ended June 30, 2018 and 2017, respectively.	116	87	220	172
Other comprehensive income/(loss)	(6,280)	4,211	(2,241)	6,018
Total comprehensive income/(loss)	$(124,365)	$13,927	$(126,922)	$24,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	30,073	$3	(2,431)	$(65,221)	$705,388	$(41,414)	$(384,232)	$214,524
Net loss	—	—	—	—	—	—	(124,681)	(124,681)
Other comprehensive loss	—	—	—	—	—	(2,241)	—	(2,241)
Stock-based compensation	—	—	—	—	5,410	—	—	5,410
Vesting of restricted stock units and related repurchases of common stock	187	—	—	—	(460)	—	—	(460)
Issuance of common stock through employee stock purchase plan	105	—	—	—	412	—	—	412
Balance as of June 30, 2018	30,365	$3	(2,431)	$(65,221)	$710,750	$(43,655)	$(508,913)	$92,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income/(loss)	$(124,681)	$18,739
Adjustments to reconcile net income/(loss) to net cash provided by/(used for) operating activities:
Depreciation and amortization	8,220	18,583
Impairment of goodwill, intangible assets, and other long-lived assets	139,216	—
Stock-based compensation	5,410	5,870
Provision for doubtful accounts receivable	1,067	779
Amortization of deferred financing fees	1,058	680
Deferred taxes, net	(20,432)	1,758
Other, net	92	(69)
Changes in operating assets and liabilities:
Accounts receivable, net	3,585	3,887
Inventories	529	170
Prepaid expenses and other assets	3,492	5,049
Accounts payable and accrued liabilities	(23,087)	(36,060)
Deferred revenue	1,144	1,154
Income taxes receivable or payable	2,514	66
Other liabilities	287	(997)
Net cash provided by/(used for) operating activities	(1,586)	19,609
Cash flows from investing activities:
Purchases of property and equipment	(16,280)	(6,370)
Proceeds from life insurance	10,003	—
Net cash used for investing activities	(6,277)	(6,370)
Cash flows from financing activities:
Proceeds from revolving lines of credit	185,000	70,000
Payments on term debt and revolving lines of credit	(182,000)	(85,000)
Purchases from employee stock plan	412	1,042
Payments for debt financing fees	(4,034)	—
Repurchases of common stock withheld for taxes	(460)	(1,969)
Net cash used for financing activities	(1,082)	(15,927)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(115)	1,042
Change in cash and cash equivalents	(9,060)	(1,646)
Cash and cash equivalents, beginning of period	29,496	81,002
Cash and cash equivalents, end of period	$20,436	$79,356

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
Basis of Presentation
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.
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
Going Concern
The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.
On May 31, 2018, the Company entered into the Third Amendment to Credit Agreement (the Credit Agreement, dated September 19, 2014, as previously amended and as further amended by the Third Amendment, is referred to in this Form 10-Q as the “Amended Credit Agreement”) with its lenders, which includes an agreement by the lenders to waive existing defaults caused by (1) the inclusion of a going concern uncertainty explanatory paragraph in the audit opinion of the Company’s financial statements for the year ended December 31, 2017 and (2) the breach of the consolidated net leverage ratio covenant for the quarter ended March 31, 2018. The Amended Credit Agreement also restricts the Company’s combined usage of the revolving credit facility portion of the Amended Credit Agreement to (1) $150 million during the period from May 31, 2018 through and including September 30, 2018; (2) $175 million during the period from October 1, 2018 through and including

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018; and (3) $150 million during the period from January 1, 2019 through the September 19, 2019 maturity date, all subject to the Company’s obligation to make prepayments of the term loan portion of the Amended Credit Agreement with any net cash proceeds received from the sale of certain non-core or other assets. In addition, the consolidated net leverage ratio and fixed charge coverage ratio covenants were revised for each quarterly period through the September 19, 2019 maturity date as were the interest rates applicable to borrowings under the Amended Credit Agreement. See Note 6—“Financing Arrangements” for additional information regarding the Amended Credit Agreement.
    The Company was in compliance with the revised covenants under the Amended Credit Agreement as of June 30, 2018. The ability to continue as a going concern, however, is dependent on the Company generating profitable operating results and continuing to be in compliance with the revised covenants under the Amended Credit Agreement or refinancing, repaying, or obtaining new financing prior to maturity of the Amended Credit Agreement in September 2019. In this regard, on July 19, 2018, the Company announced that its board of directors has initiated a review of strategic alternatives. The strategic alternatives expected to be considered include, but are not limited to, a sale or merger of the Company, the Company continuing to pursue value-enhancing initiatives as a standalone company, a capital structure optimization that may involve potential financings, or the sale or other disposition of certain of FTD’s businesses or assets. The Company also announced a corporate restructuring and cost savings plan, under which opportunities to optimize operations, drive efficiency, and reduce costs have been identified.
Notwithstanding these initiatives, based on the Company’s 2018 year-to-date results of operations and outlook for the remainder of the term of the Amended Credit Agreement, the Company currently anticipates that its Adjusted EBITDA (as defined in the Amended Credit Agreement) and other sources of earnings or adjustments used to calculate Consolidated Adjusted EBITDA under the Amended Credit Agreement may result in (1) the Company’s consolidated net leverage ratio, as defined in the Amended Credit Agreement, exceeding the maximum permitted consolidated net leverage ratio during the remainder of the term of the Amended Credit Agreement and (2) the Company’s fixed charge coverage ratio, as defined in the Amended Credit Agreement, falling below the minimum requirement during the remainder of the term of the Amended Credit Agreement. If the Company is unable to meet the revised covenants under the Amended Credit Agreement and the Company is unable to obtain waivers or amendments from its lenders, the lenders could exercise remedies under the Amended Credit Agreement and repayment of the debt owed under the Amended Credit Agreement could be accelerated. The Company does not expect that it could repay all of its outstanding indebtedness if the repayment of such indebtedness was accelerated. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
There can be no assurance that the strategic alternatives review noted above will result in any particular strategic alternative or strategic transaction or that the Company will be able to refinance its outstanding indebtedness or obtain alternative financing on acceptable terms, when required or if at all. If the Company is not successful in its initiatives, the Company may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition. The financial statements included in this Form 10-Q do not include any adjustments that might result from the outcome of these uncertainties.
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

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company generally recognizes revenues for sales to consumers on a gross basis because the Company controls the goods before they are transferred to the recipient as the Company (i) bears primary responsibility for fulfilling the promise to the customer; (ii) bears inventory risk before and/or after the good or service is transferred to the customer; and (iii) has discretion in establishing the price for the sale of the good or service to the customer.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In March 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-05, Income Taxes (Topic 740)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which provides guidance from the SEC allowing for the recognition of provisional amounts in the financial statements for the year ended December 31, 2017 as a result of the U.S. Tax Cuts and Jobs Act (“TCJA”) that was signed into law in December 2017. The guidance allows for a measurement period of up to one year from the enactment date to finalize the accounting related to the TCJA. The Company has applied the guidance in this update in its financial statements for the six months ended June 30, 2018 and will finalize and record any adjustments related to the TCJA within the one year measurement period.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20, respectively (collectively, “Topic 606”). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company adopted the guidance under this topic as of January 1, 2018 with no material impact to its consolidated financial statements. See Accounting Policies—Revenue Recognition above. The disclosures required by ASC 606 have been included in Note 2—Segment Information.
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
In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update allows existing employee guidance to apply to non-employee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.
2. SEGMENT INFORMATION
The Company reports its business in three reportable segments: U.S. Consumer, Florist, and International. Prior to January 1, 2018, the Company reported its business in four reportable segments. As a result of a change in the information provided to and utilized by the Company’s then-current Chief Executive Officer (who was also the Company’s Chief Operating Decision Maker (“CODM”)) to assess the performance of the business, the Company combined the previous Provide Commerce and Consumer segments into one reportable segment. There have been no changes to the Company’s reporting units, which remain FTD.com (previously referred to as Consumer), Florist, International, ProFlowers/Gourmet Foods, and Personal Creations.
The Company follows the reporting requirements of ASC 280, Segment Reporting. Management measures and reviews the Company’s operating results by segment in accordance with the “management approach” defined in ASC 280. The reportable segments identified below were the segments of the Company for which separate financial information was available and for which segment results were regularly reviewed by the Company’s CODM to make decisions about the allocation of resources and to assess performance. The CODM uses segment operating income to evaluate the performance of the business segments and make decisions about allocating resources among segments. Segment operating income is operating income excluding depreciation, amortization, litigation and dispute settlement charges or gains, transaction-related costs, restructuring and other exit costs, and impairment of goodwill, intangible assets and other long-lived assets. Stock-based and incentive compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other expense, net.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Below is a reconciliation of segment revenues to consolidated revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Products revenues:
U.S. Consumer	$233,082	$259,804	$456,443	$488,476
Florist	11,703	12,813	26,474	28,982
International	27,319	25,446	76,411	65,887
Segment products revenues	272,104	298,063	559,328	583,345
Services revenues:
Florist	28,213	31,277	57,658	61,614
International	3,795	3,755	9,618	9,051
Segment services revenues	32,008	35,032	67,276	70,665
Intersegment eliminations	(4,191)	(4,949)	(8,513)	(9,371)
Consolidated revenues	$299,921	$328,146	$618,091	$644,639
Intersegment revenues represent amounts charged from one segment to the other for services provided based on order volume at a set rate per order. Intersegment revenues by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Intersegment revenues:
U.S. Consumer	$(4,098)	$(4,835)	$(8,319)	$(9,153)
Florist	(93)	(114)	(194)	(218)
Total intersegment revenues	$(4,191)	$(4,949)	$(8,513)	$(9,371)
The U.S. Consumer segment is comprised of the FTD.com, ProFlowers, Gourmet Foods, and Personal Creations business units. The revenues for the business units were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
U.S. Consumer segment revenues:
FTD.com	$65,881	$80,113	$137,599	$152,917
ProFlowers	96,963	106,515	176,786	197,226
Gourmet Foods	45,536	49,205	96,617	101,198
Personal Creations	24,702	23,971	45,441	37,135
Total U.S. Consumer segment revenues	$233,082	$259,804	$456,443	$488,476
Geographic revenues from sales to external customers were as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
U.S.	$268,807	$298,945	$532,062	$569,701
U.K.	31,114	29,201	86,029	74,938
Consolidated revenues	$299,921	$328,146	$618,091	$644,639

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Below is a reconciliation of segment operating income/(loss) to consolidated operating income/(loss) and income/(loss) before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Segment operating income/(loss)(a)
U.S. Consumer	$6,474	$21,120	$(1,761)	$40,227
Florist	10,849	12,248	23,115	26,202
International	2,710	3,066	9,765	8,598
Total segment operating income	20,033	36,434	31,119	75,027
Unallocated expenses(b)	(6,171)	(9,400)	(15,217)	(20,855)
Impairment of goodwill, intangible assets, and other long-lived assets	(136,861)	—	(139,216)	—
Depreciation expense and amortization of intangible assets	(4,118)	(9,285)	(8,220)	(18,583)
Operating income/(loss)	(127,117)	17,749	(131,534)	35,589
Interest expense, net	(4,389)	(2,440)	(6,875)	(4,713)
Other income, net	160	223	136	198
Income/(loss) before income taxes	$(131,346)	$15,532	$(138,273)	$31,074

(a)
Segment operating income/(loss) is operating income/(loss) excluding depreciation, amortization, impairment of goodwill, intangible assets, and other long-lived assets, litigation and dispute settlement charges and gains, transaction-related costs, and restructuring and other exit costs. In addition, stock-based and incentive compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income/(expense), net.

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
The credit quality and the aging of financing receivables was as follows (in thousands):

	June 30, 2018	December 31, 2017
Current	$9,589	$10,571
Past due:
1 - 150 days past due	229	167
151 - 364 days past due	168	213
365 - 730 days past due	234	184
731 or more days past due	380	357
Total	$10,600	$11,492

Financing receivables on nonaccrual status totaled $1.1 million and $1.0 million at June 30, 2018 and December 31, 2017, respectively.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The allowance for credit losses and the recorded investment in financing receivables were as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Allowance for credit losses:
Balance as of January 1	$912	$846
Provision	178	184
Write-offs charged against allowance	(102)	(249)
Balance at June 30	$988	$781
Ending balance collectively evaluated for impairment	$944	$745
Ending balance individually evaluated for impairment	$44	$36
Recorded investments in financing receivables:
Balance collectively evaluated for impairment	$1,093	$856
Balance individually evaluated for impairment	$9,507	$11,044
Individually evaluated impaired loans, including the recorded investment in such loans, the unpaid principal balance, and the allowance related to such loans, each totaled less than $0.1 million as of both June 30, 2018 and December 31, 2017. The average recorded investment in such loans was less than $0.1 million for both the six months ended June 30, 2018 and 2017. Interest income recognized on impaired loans was less than $0.1 million for both the six months ended June 30, 2018 and 2017.
4. TRANSACTIONS WITH RELATED PARTIES
Transactions with Qurate
As of June 30, 2018, Qurate Retail, Inc. (“Qurate”), formerly Liberty Interactive Corporation, owned 36.5% of the issued and outstanding shares of FTD common stock. An Investor Rights Agreement governs certain rights of and restrictions on Qurate in connection with the shares of FTD common stock that Qurate owns.
The I.S. Group Limited
Interflora holds an equity investment of 20.4% in The I.S. Group Limited (“I.S. Group”). The investment was $1.7 million as of both June 30, 2018 and December 31, 2017, and is included in other assets in the condensed consolidated balance sheets. I.S. Group supplies floral-related products to Interflora’s floral network members in both the U.K. and the Republic of Ireland as well as to other customers. Interflora derives revenues from I.S. Group from (i) the sale of products (sourced from third-party suppliers) to I.S. Group for which revenue is recognized on a gross basis, (ii) commissions on products sold by I.S. Group (sourced from third-party suppliers) to floral network members, and (iii) commissions for acting as a collection agent on behalf of I.S. Group. Revenues related to products sold to and commissions earned from I.S. Group were $0.4 million for each of the three months ended June 30, 2018 and 2017, and $1.3 million and $1.1 million for the six months ended June 30, 2018 and 2017, respectively. In addition, Interflora purchases products from I.S. Group for sale to consumers. The cost of revenues related to products purchased from I.S. Group was $0.1 million for each of the three months ended June 30, 2018 and 2017, and $0.2 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively. Amounts due from I.S. Group were $0.2 million and $0.3 million at June 30, 2018 and December 31, 2017, respectively, and amounts payable to the I.S. Group were $0.8 million and $1.0 million at June 30, 2018 and December 31, 2017, respectively.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL, INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS
Goodwill is tested for impairment at the reporting unit level. A reporting unit is a business or a group of businesses for which discrete financial information is available and is regularly reviewed by management. An operating segment is made up of one or more reporting units. The Company reports its business operations in three operating and reportable segments: U.S. Consumer, Florist, and International. Each of the Florist and International segments is a reporting unit. The U.S Consumer segment is comprised of three reporting units: FTD.com, ProFlowers/Gourmet Foods, and Personal Creations.
The Company tests goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year at the reporting unit level and on an interim basis if events or substantive changes in circumstances indicate that the carrying amount of a reporting unit or an indefinite-lived asset may exceed its fair value (i.e. that a triggering event has occurred). Additionally, the Company evaluates finite-lived intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset groupings may not be recoverable.
During the quarter ended June 30, 2018, due to continued declines in financial results and reductions in the projected results for the remainder of 2018, the Company determined that a triggering event had occurred that required an interim impairment assessment for all of its reporting units other than the International reporting unit, as that reporting unit’s year-to-date and projected results were relatively in line with expectations. The intangible assets and other long-lived assets associated with the reporting units assessed were also reviewed for impairment. Impairment charges are included in operating expenses in the condensed consolidated statement of operations under the caption impairment of goodwill, intangible assets, and other long-lived assets.
The Company performed a quantitative interim test. In calculating the fair value of the reporting units, the Company used a combination of the income approach and the market approach valuation methodologies. For all reporting units other than the ProFlowers/Gourmet Foods reporting unit, the income approach was used primarily, as management believes that a discounted cash flow approach is the most reliable indicator of the fair values of the businesses. Under the market approach, the guideline company method was used, which focuses on comparing the Company’s risk profile and growth prospects to select reasonably similar companies based on business description, revenue size, markets served, and profitability. For the ProFlowers/Gourmet Foods reporting unit, the cost approach was used.
The interim test resulted in the Company’s determination that the fair value of the Florist reporting unit exceeded its carrying value and, therefore, its goodwill was not impaired. The reporting unit’s fair value exceeded its carrying value by approximately 6%. The fair values of the FTD.com, ProFlowers/Gourmet Foods, and Personal Creations reporting units were less than their carrying values and, as such, goodwill impairment charges of $35.2 million, $14.8 million, and $12.5 million, respectively, were recorded during the three months ended June 30, 2018 related to these reporting units. Such goodwill impairment charges are not deductible for tax purposes. The remaining goodwill balances for the U.S Consumer, Florist, and International segments are as noted in the table below. The ProFlowers/Gourmet Foods reporting unit’s goodwill was fully impaired as of June 30, 2018. Within the U.S. Consumer segment, the remaining goodwill balances for the FTD.com and Personal Creations reporting units were $29.3 million and $13.8 million, respectively, as of June 30, 2018.
Goodwill
The changes in the net carrying amount of goodwill for the six months ended June 30, 2018 were as follows (in thousands):

	U.S. Consumer	Florist	International	Total
Goodwill as of December 31, 2017	$106,356	$90,651	$80,034	$277,041
Purchase accounting adjustment - Bloom That acquisition	(792)	—	—	(792)
Foreign currency translation	—	—	(1,812)	(1,812)
Impairment of Goodwill	(62,459)	—	—	(62,459)
Goodwill as of June 30, 2018	$43,105	$90,651	$78,222	$211,978

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2017, 2016, 2015, and 2008, the Company recorded goodwill impairment charges of $196.7 million, $84.0 million, $85.0 million, and $116.3 million, respectively. The table above reflects the Company’s June 30, 2018 goodwill balances, net of the previously recorded impairment charges. The total accumulated goodwill impairment was $544.5 million as of June 30, 2018.

Intangible Assets

Intangible assets are primarily related to the acquisition of the Company by United Online, Inc. in August 2008 and the acquisition of Provide Commerce in December 2014, and consist of the following (in thousands):

	June 30, 2018			December 31, 2017
	Gross Value (a)	Accumulated Amortization	Net	Gross Value (a)	Accumulated Amortization	Net
Complete technology	$60,584	$(60,584)	$—	$61,274	$(60,653)	$621
Customer contracts and relationships	193,298	(193,298)	—	193,775	(193,667)	108
Trademarks and trade names:
Finite-lived	41,466	(27,772)	13,694	93,593	(24,875)	68,718
Indefinite-lived (b)	91,264	—	91,264	112,518	—	112,518
Total	$386,612	$(281,654)	$104,958	$461,160	$(279,195)	$181,965

(a)	Gross value has been reduced by the impairments recorded as follows (in thousands):

	Three Months Ended June 30, 2018	Year Ended December 31, 2017
Complete technology	$561	$16,335
Customer contracts and relationships	90	—
Trademarks and trade names:
Finite-lived	52,108	27,000
Indefinite-lived (b)	20,400	38,300

(b)	As indefinite-lived assets are not amortized, the indefinite-lived trademarks and trade names have no associated amortization expense or accumulated amortization.
As of June 30, 2018, estimated future intangible assets amortization expense for each of the next five years and thereafter was as follows (in thousands):

For the Year Ended	Future Amortization Expense
2018 (remainder of the year)	$628
2019	1,256
2020	1,248
2021	1,244
2022	1,188
Thereafter	8,130
Total	$13,694

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Long-Lived Assets
Property and equipment consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Land and improvements	$1,578	$1,583
Buildings and improvements	17,265	16,375
Leasehold improvements	10,976	10,883
Equipment	13,590	13,122
Computer equipment	25,736	25,208
Computer software	72,589	58,991
Furniture and fixtures	3,269	3,215
Property and equipment, gross (a)	145,003	129,377
Accumulated depreciation	(100,224)	(95,497)
Property and equipment, net	$44,779	$33,880

(a)
Impairment charges of $3.6 million recorded during the six months ended June 30, 2018 and $22.0 million recorded during the year ended December 31, 2017 are reflected as reductions in the gross balances as of June 30, 2018.

During the year ended December 31, 2017, the other long-lived assets related to the ProFlowers/Gourmet Foods reporting unit were fully impaired as the projected undiscounted cash flows of that reporting unit were less than the carrying amount of such assets. Additional impairment charges of $1.2 million and $3.6 million were recorded during the three and six months ended June 30, 2018, respectively, related to capital additions for that reporting unit as the undiscounted cash flows continue to be less than the carrying amount of the assets of that asset group.
Depreciation expense, including the amortization of leasehold improvements, was $2.6 million and $5.5 million for the three months ended June 30, 2018 and 2017, respectively, and $5.2 million and $10.9 million for the six months ended June 30, 2018 and 2017, respectively.
6. FINANCING ARRANGEMENTS
Credit Agreement
On September 19, 2014, the Company entered into a credit agreement (the “Credit Agreement”) with Interflora, certain wholly owned domestic subsidiaries of FTD Companies, Inc. party thereto as guarantors, the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of America, N.A., as administrative agent for the lenders. The Credit Agreement provided for a term loan in an aggregate principal amount of $200 million, the proceeds of which were used to repay a portion of outstanding revolving loans, and also provided for a $350 million revolving credit facility. On December 31, 2014, the Company borrowed $120 million under the revolving credit facility to fund the cash portion of the acquisition purchase price of Provide Commerce.
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
On May 31, 2018, the Company entered into the Amended Credit Agreement with its lenders, which includes an agreement by the lenders to waive existing defaults caused by (1) the inclusion of a going concern uncertainty explanatory paragraph in the audit opinion of the Company’s financial statements for the year ended December 31, 2017 and (2) the breach of the consolidated net leverage ratio covenant for the quarter ended March 31, 2018. The Amended Credit Agreement also restricts the Company’s combined usage of the revolving credit facility portion of the Amended Credit Agreement to (1) $150 million during the period from May 31, 2018 through and including September 30, 2018; (2) $175 million during the period from October 1, 2018 through and including December 31, 2018; and (3) $150 million during the period from January 1, 2019 through the September 19, 2019 maturity date, all subject to the Company’s obligation to make prepayments of the term loan portion of the Amended Credit Agreement with any net cash proceeds received from the sale of certain non-core or other assets. In addition, the consolidated net leverage ratio and fixed charge coverage ratio covenants were revised for each quarterly period through the September 19, 2019 maturity date, as were the interest rates, as noted below. The Company is also required to pay a quarterly fee of 0.125% times the actual daily amount of the revolver commitments and outstanding loans beginning October 1, 2018 through December 31, 2018, which fee increases to 0.25% beginning January 1, 2019 through the maturity date. The Company paid an amendment fee of 0.625% times the revolver commitments and outstanding term loan ($1.9 million) in addition to a $0.5 million work fee related to the structuring and arranging of the amendment.

The Company was in compliance with the revised covenants under the Amended Credit Agreement as of June 30, 2018. The ability to continue as a going concern is dependent on the Company generating profitable operating results and continuing to be in compliance with its revised covenants under the Amended Credit Agreement or refinancing, repaying, or obtaining new financing prior to maturity of the Amended Credit Agreement in September 2019, as discussed in Note 1—“Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements.”

The interest rates applicable to borrowings under the Amended Credit Agreement are based on either LIBOR plus a margin ranging from 2.50% per annum to 7.50% per annum, or a base rate plus a margin ranging from 1.50% per annum to 6.50% per annum, calculated according to the Company’s net leverage ratio. In addition, under the Amended Credit Agreement, the Company pays a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility and a letters of credit fee ranging between 2.50% per annum to 7.50% per annum.

The stated interest rates (based on LIBOR) as of June 30, 2018 under the term loan and the revolving credit facility were 7.83% and 7.74%, respectively. The effective interest rates as of June 30, 2018 under the term loan and the revolving credit facility portions of the Amended Credit Agreement were 10.46% and 10.97%, respectively. The effective interest rates include the amortization of both the debt issuance costs and the effective portion of the interest rate swap and commitment fees. The commitment fee rate as of June 30, 2018 was 0.50%.

As of June 30, 2018, the remaining borrowing capacity under the Amended Credit Agreement, which was reduced by $1.8 million in outstanding letters of credit, was $83.2 million.
The changes in the Company’s debt balances for the six months ended June 30, 2018 were as follows (in thousands):

	December 31, 2017	Draw Down of Debt	Repayments of Debt	June 30, 2018
Credit Agreement:
Revolving Credit Facility	$52,000	$185,000	$(172,000)	$65,000
Term Loan	140,000	—	(10,000)	130,000
Total Principal Outstanding	192,000	$185,000	$(182,000)	195,000
Deferred Financing Fees	(2,334)			(5,310)
Total Debt, Net of Deferred Financing Fees	$189,666			$189,690

The term loan is subject to amortization payments of $5 million per quarter and customary mandatory prepayments under certain conditions.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DERIVATIVE INSTRUMENTS
In March 2012, the Company purchased, for $1.9 million, forward starting interest rate cap instruments based on 3-month LIBOR, effective January 2015 through June 2018. The forward starting interest rate cap instruments had aggregated notional values totaling $130 million. The interest rate cap instruments were designated as cash flow hedges against expected future cash flows attributable to future 3-month LIBOR interest payments on a portion of the outstanding borrowings under the Credit Agreement. The gains or losses on the instruments were reported in other comprehensive income/(loss) to the extent that they were effective and were reclassified into earnings when the cash flows attributable to 3-month LIBOR interest payments were recognized in earnings.
The estimated fair values and notional values of outstanding derivative instruments as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

		Estimated Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
	Balance Sheet Location	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Derivative Assets:
Interest rate caps	Other assets	$—	$—	$—	$130,000

The Company recognized the following losses from derivatives, before tax, in other comprehensive income/(loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate caps	$—	$—	$—	$(1)
As of June 30, 2018, the interest rate caps had matured. As of December 31, 2017, the effective portion, before tax effect, of the Company’s interest rate caps designated as cash flow hedging instruments was $0.3 million. During the three months ended June 30, 2018 and 2017, respectively, $0.1 million and $0.2 million was reclassified from accumulated other comprehensive income/(loss) to interest expense in the condensed consolidated statements of operations. During each of the six months ended June 30, 2018 and 2017, $0.3 million was reclassified from accumulated other comprehensive income/(loss) to interest expense in the condensed consolidated statement of operations.
8. FAIR VALUE MEASUREMENTS
The following table presents estimated fair values of financial assets and liabilities and derivative instruments that were required to be measured at fair value on a recurring basis (in thousands):

	June 30, 2018			December 31, 2017
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Cash equivalents	$3,584	$3,584	$—	$2,705	$2,705	$—
Total	$3,584	$3,584	$—	$2,705	$2,705	$—
Liabilities:
Non-qualified deferred compensation plan	$927	$—	$927	$1,228	$—	$1,228
Total	$927	$—	$927	$1,228	$—	$1,228

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Provide Commerce, Inc. has an executive deferred compensation plan for key management level employees under which such employees could elect to defer receipt of current compensation. This plan is intended to be an unfunded, non-qualified deferred compensation plan that complies with the provisions of section 409A of the Internal Revenue Code. At the time of the acquisition of Provide Commerce, contributions to the plan were suspended except those relating to any compensation earned but not yet paid as of the same date. The plan assets consist primarily of life insurance contracts recorded at their cash surrender value. During the three months ended June 30, 2018, the Company cancelled certain of the life insurance contracts and received proceeds totaling $10.0 million from the cash surrender value. At June 30, 2018 and December 31, 2017, the life insurance policies had cash surrender values of $1.7 million and $11.7 million, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets.
As a result of triggering events within the periods, the Company performed impairment tests of its intangible and other long-lived assets during the three months ended June 30, 2018 and the year ended December 31, 2017. Based on these tests, the Company determined that the carrying value of certain intangible assets and other long-lived assets exceeded their fair values as determined using the income approach as of June 30, 2018 and December 31, 2017. As such, non-cash, pre-tax impairment charges of $76.7 million (excluding goodwill impairment charges of $62.5 million) were recorded during the six months ended June 30, 2018 and $103.6 million (excluding goodwill impairment charges of $196.7 million) were recorded during the year ended December 31, 2017. The determination of fair value is subjective in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs, including projected cash flows over the estimated projection period and the discount rate. See Note 5—“Goodwill, Intangible Assets, and Other Long-Lived Assets” for additional information.
The Company estimated the fair value of its outstanding debt using a discounted cash flow approach that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimated credit spread. As of June 30, 2018, the Company estimated its credit spread as 6.9% and 8.6% for the term loan and revolving credit facility, respectively, resulting in yield-to-maturity estimates for the term loan and revolving credit facility of 9.2% and 11.0%, respectively. As of December 31, 2017, the Company estimated its credit spread as 1.0% and 1.6% for the term loan and revolving credit facility, respectively, resulting in yield-to-maturity estimates for the term loan and revolving credit facility of 2.9% and 3.4%, respectively. The table below summarizes the carrying amounts and estimated fair values for the Company’s debt (in thousands):

	June 30, 2018		December 31, 2017
		Level 2		Level 2
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt outstanding	$195,000	$195,000	$192,000	$192,000
Fair value approximates the carrying amount of financing receivables because such receivables are discounted at a rate comparable to market. Fair values of cash and cash equivalents, short-term accounts receivable, accounts payable, and accrued liabilities approximate their carrying amounts because of their short-term nature.
9. STOCKHOLDERS’ EQUITY
Common Stock Repurchases
Upon the exercise of stock options or the vesting of restricted stock units (“RSUs”) or other equity compensation awards, the Company does not collect withholding taxes in cash from employees. Instead, the Company automatically withholds, from the awards that vest or stock options that are exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock but are not counted against the limits under a repurchase program. The Company then pays the minimum statutory withholding taxes in cash. During the six months ended June 30, 2018, 0.3 million RSUs vested for which 0.1 million shares were withheld to cover the minimum statutory withholding taxes of $0.5 million.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCENTIVE COMPENSATION PLANS
In June 2018, stockholders approved the amendment to the FTD Companies, Inc. Third Amended and Restated 2013 Incentive Compensation Plan (as so amended, the “Amended Plan”), which provides for the granting of awards to employees and non-employee directors, including stock options, stock appreciation rights, restricted stock units (“RSUs”), and other stock based awards. As of June 30, 2018, the Company had 5.0 million shares available for issuance under the Amended Plan.
During the six months ended June 30, 2018, the Company granted RSUs, performance stock units (“PSUs”), and stock options to certain employees totaling 0.9 million shares, 1.3 million shares, and 0.8 million shares, respectively. The RSUs and stock options granted will generally vest in four equal annual installments. The per share weighted average fair market value of the underlying stock on the grant date of the RSUs and PSUs was $6.39 and $6.64, respectively. The options were granted with a weighted average exercise price of $6.64 per share. The following weighted average assumptions were used to estimate the fair value of the stock options at the grant date:

Risk-free interest rate	2.5%
Expected term (in years)	6.21
Dividend yield	0.0%
Expected volatility	37.7%
Vesting of the PSUs is based on the achievement of certain performance criteria, as specified in the plan, at the end of a three-year performance period ending on December 31, 2020. The actual number of shares that will ultimately vest is dependent upon the level of achievement of the performance conditions. If the minimum targets are not achieved, none of the shares will vest and any compensation expense previously recognized will be reversed. The Company recognizes stock-based compensation expense related to performance awards based upon the Company’s estimate of the likelihood of achievement of the performance targets at each reporting date. As of June 30, 2018, the Company does not expect the PSUs to vest. As such, no expense was recorded during the six months ended June 30, 2018 related to these awards.
In addition to the equity awards noted above, eligible employees of the Company are able to participate in the FTD Companies, Inc. 2015 Employee Stock Purchase Plan (“ESPP Plan”) through which employees may purchase shares of FTD common stock at a purchase price equal to 85% of the lower of (i) the closing market price per share of FTD common stock on the first day of the offering period or (ii) the closing market price per share of FTD common stock on the purchase date. Each offering period has a six-month duration and purchase interval. The purchase dates are January 1 and July 1. As of June 30, 2018, the Company had 0.2 million shares available for grant under the ESPP Plan.
The stock-based compensation expense incurred for all equity plans in the three months ended June 30, 2018 and 2017 and the six months ended June 30, 2018 and 2017 have been included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues	$48	$63	$105	$134
Sales and marketing	933	1,615	1,865	2,330
General and administrative	1,623	1,851	3,440	3,406
Total stock-based compensation expense	$2,604	$3,529	$5,410	$5,870

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES
During the three months ended June 30, 2018, the Company recorded a tax benefit of $13.3 million on a pre-tax loss of $131.3 million, compared to a tax provision of $5.8 million on pre-tax income of $15.5 million for the three months ended June 30, 2017. During the three months ended June 30, 2018, management determined that the future reversals of existing taxable temporary differences and available tax strategies would not generate sufficient future taxable income to be able to realize its state net operating loss carryforward tax assets prior to their expiration and, therefore, a valuation allowance of $1.6 million was recorded. In addition, the goodwill impairment charges recorded during the three months ended June 30, 2018 are not tax deductible and, therefore, there was no tax benefit recorded on such charges.
During the six months ended June 30, 2018, the Company recorded a tax benefit of $13.6 million on a pre-tax loss of $138.3 million, compared to a tax provision of $12.3 million on pre-tax income of $31.1 million for the six months ended June 30, 2017. The placement of a valuation allowance on the state net operating loss carryforwards and shortfalls related to vesting of equity awards increased tax expense by $1.6 million and $2.6 million, respectively, for the six months ended June 30, 2018. For the six months ended June 30, 2017, shortfalls related to vesting of equity awards were $1.4 million. In addition, the goodwill impairment charges recorded during the six months ended June 30, 2018 are not tax deductible and, therefore, there was no tax benefit recorded on such charges.
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
The following table sets forth the computation of basic and diluted earnings/(loss) per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income/(loss)	$(118,085)	$9,716	$(124,681)	$18,739
Income allocated to participating securities	—	(228)	—	(434)
Net income/(loss) attributable to common stockholders	$(118,085)	$9,488	$(124,681)	$18,305
Denominator:
Basic average common shares outstanding	27,785	27,452	27,749	27,415
Add: Dilutive effect of securities	—	—	—	34
Diluted average common shares outstanding	27,785	27,452	27,749	27,449
Basic earnings/(loss) per common share	$(4.25)	$0.35	$(4.49)	$0.67
Diluted earnings/(loss) per common share	$(4.25)	$0.35	$(4.49)	$0.67
The diluted earnings/(loss) per common share computations exclude stock options and RSUs which are antidilutive. Weighted-average antidilutive shares for the three months ended June 30, 2018 and 2017 were 4.5 million and 4.1 million, respectively, and for the six months ended June 30, 2018 and 2017, were 3.9 million and 3.5 million, respectively.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. RESTRUCTURING AND OTHER EXIT COSTS
Restructuring and other exit costs were as follows (in thousands):

	Employee Termination Costs	Facility Closure Costs	Total
Accrued as of December 31, 2017	$184	$193	$377
Charges	—	—	—
Cash paid	(172)	(168)	(340)
Other – non-cash	(12)	—	(12)
Accrued as of June 30, 2018	$—	$25	$25
14. CONTINGENCIES—LEGAL MATTERS
 Commencing on August 19, 2009, the first of a series of putative consumer class action lawsuits was brought against Provide Commerce, Inc. and co-defendant Regent Group, Inc. d/b/a Encore Marketing International (“EMI”). These cases were ultimately consolidated during the next three years into Case No. 09 CV 2094 in the United States District Court for the Southern District of California under the title In re EasySaver Rewards Litigation. Plaintiffs’ claims arise from their online enrollment in subscription based membership programs known as EasySaver Rewards, RedEnvelope Rewards, and Preferred Buyers Pass (collectively, the “Membership Programs”). Plaintiffs claim that after they ordered items from certain of Provide Commerce’s websites, they were presented with an offer to enroll in one of the Membership Programs, each of which is offered and administered by EMI. Plaintiffs purport to represent a nationwide class of consumers allegedly damaged by Provide Commerce’s purported unauthorized or otherwise allegedly improper transferring of billing information to EMI, who then posted allegedly unauthorized charges to their credit or debit card accounts for membership fees for the Membership Programs. In the operative fourth amended complaint, plaintiffs asserted ten claims against Provide Commerce and EMI: (1) breach of contract (against Provide Commerce only); (2) breach of contract (against EMI only); (3) breach of implied covenant of good faith and fair dealing; (4) fraud; (5) violations of the California Consumers Legal Remedies Act; (6) unjust enrichment; (7) violation of the Electronic Funds Transfer Act (against EMI only); (8) invasion of privacy; (9) negligence; and (10) violations of the Unfair Competition Law. Plaintiffs seek damages, attorneys’ fees, and costs. After motion practice regarding the claims asserted and numerous settlement conferences and mediations in an effort to informally resolve the matter, the parties reached an agreement on the high level terms of a settlement on April 9, 2012, conditioned on the parties negotiating and executing a complete written agreement. In the weeks following April 9, 2012, the parties negotiated a formal written settlement agreement (the “Settlement”), which the court preliminarily approved on June 13, 2012. After notice to the purported class and briefing by the parties, the court conducted a final approval hearing (also known as a fairness hearing) on January 28, 2013, but did not rule. On February 4, 2013, the court entered its final order approving the Settlement, granting plaintiffs’ motion for attorneys’ fees, costs, and incentive awards, and overruling objections filed by a single objector. The court entered judgment on the Settlement on February 21, 2013. The objector filed a notice of appeal with the Ninth Circuit Court of Appeals on March 4, 2013. After the completion of briefing, the Ninth Circuit set oral argument for February 2, 2015. But on January 29, 2015, the Ninth Circuit entered an order deferring argument and resolution of the appeal pending the Ninth Circuit’s decision in a matter captioned Frank v. Netflix, No. 12 15705+. On March 19, 2015, the Ninth Circuit entered an order vacating the judgment in this matter and remanding it to the district court for further proceedings consistent with its opinion in Frank v. Netflix issued on February 27, 2015. The district court ordered supplemental briefing on the issue of final Settlement approval May 21, 2015. After briefing, the district court conducted a hearing on July 27, 2016 and took the matter under submission. On August 9, 2016, the district court entered an order reapproving the Settlement without any changes, and accordingly entered judgment and dismissed the case with prejudice. On September 6, 2016, the objector filed a notice of appeal. On November 22, 2016, plaintiffs filed a motion for summary affirmance of the district court’s judgment, to which the objector responded and filed a

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cross-motion for sanctions. Plaintiffs’ motion for summary affirmance temporarily stayed briefing on the appeal. On March 2, 2017, the Ninth Circuit denied plaintiffs’ motion for summary affirmance and objector’s cross-motion for sanctions, and reset the briefing schedule. The Objector filed his opening brief on May 1, 2017. Thirteen state Attorneys General filed an amicus brief in support of the Objector on May 8, 2017. The parties filed their answering briefs on June 30, 2017. Various legal aid organizations filed an amicus brief in support of no party regarding cy pres relief also on June 30, 2017. The Objector’s optional reply brief was filed on August 14, 2017. The Ninth Circuit heard oral arguments on May 17, 2018, but has not yet made its ruling.
There are no assurances that other legal actions or governmental investigations will not be instituted in connection with the Company’s current or former business practices. The Company cannot predict the outcome of governmental investigations or other legal actions or their potential implications for its business.
The Company records a liability when it believes that it is both probable that a loss has been incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the assessment of the probability of loss or the amount of liability and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate, (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. As of June 30, 2018 and December 31, 2017, the Company had reserves totaling $2.8 million and $2.5 million for estimated losses related to certain legal matters. With respect to other legal matters, the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company’s business, financial condition, results of operations, or cash flows.
15. SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth supplemental cash flow disclosures (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash paid for interest	$5,733	$4,074
Cash paid for income taxes, net	3,781	10,517
At June 30, 2018, non-cash investing items included $6.3 million of purchases of property and equipment that were included in accounts payable and other liabilities in the Company’s consolidated balance sheet. These purchases will be reflected in investing activities in the consolidated statement of cash flows in the periods in which they are paid.
16. SUBSEQUENT EVENTS
On July 18, 2018, the Company announced that its board of directors initiated a review of strategic alternatives focused on maximizing stockholder value, including but not limited to, a sale or merger of the Company, the Company pursuing value-enhancing initiatives as a standalone company, a capital structure optimization that may involve potential financings, or the sale or other disposition of certain of the Company’s businesses or assets.

In addition, the Company’s board of directors appointed Scott D. Levin, the Company’s then-current Executive Vice President, General Counsel and Secretary, as interim President and Chief Executive Officer. Mr. Levin succeeds John C. Walden, who has stepped down from these positions and from FTD’s board of directors.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the terms of Mr. Walden’s employment agreement, he is entitled to the severance and other benefits described in such agreement, including cash severance payments, as well as accelerated vesting of a portion of his outstanding nonvested restricted stock units and unvested stock options, subject in each case to his compliance with certain covenants in his employment agreement. In addition, in the event of a change in control involving the Company during 2018, Mr. Walden will be entitled to receive a pro-rated target bonus calculated under the terms of his employment agreement. The foregoing description of Mr. Walden’s employment agreement is qualified in its entirety by reference to (1) the Employment Agreement between FTD Companies, Inc. and John C. Walden (the “Walden Employment Agreement”), filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and (2) the First Amendment to the Walden Employment Agreement, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

The Company also announced a corporate restructuring and cost savings plan, under which it has identified opportunities to optimize its operations, drive efficiency, and reduce costs. In conjunction with the corporate restructuring and cost savings plan, the Company expects to incur pre-tax restructuring and corporate reorganization costs ranging between approximately $23.5 million and approximately $29.5 million. The restructuring costs will include cash severance payments ranging from approximately $12.0 million to approximately $15.0 million and non-cash stock-based compensation related to the acceleration of certain equity awards ranging from approximately $5.5 million to approximately $6.5 million. Other costs associated with the corporate reorganization and cost savings plan, such as costs to retain key employees, are expected to range from approximately $6.0 million to approximately $8.0 million.

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
Reportable Segments
We report our business operations in three reportable segments: U.S. Consumer, Florist, and International. Prior to January 1, 2018, we reported our business in four reportable segments. As a result of a change in the information provided to and utilized by the Company’s then-current Chief Executive Officer (who was also the Company’s Chief Operating Decision Maker) to assess the performance of the business, the Company combined the previous Provide Commerce and Consumer segments into one reportable segment.
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
Subsequent Events
On July 18, 2018, we announced that our board of directors initiated a review of strategic alternatives focused on maximizing stockholder value, including but not limited to, a sale or merger of the Company, the Company pursuing value-enhancing initiatives as a standalone company, a capital structure optimization that may involve potential financings, or the sale or other disposition of certain of our businesses or assets.

In addition, our board of directors appointed Scott D. Levin, our then-current Executive Vice President, General Counsel and Secretary, as interim President and Chief Executive Officer. Mr. Levin succeeds John C. Walden, who has stepped down from these positions and from FTD’s board of directors.

Under the terms of Mr. Walden’s employment agreement, he is entitled to the severance and other benefits described in such agreement, including cash severance payments, as well as accelerated vesting of a portion of his outstanding nonvested restricted stock units and unvested stock options, subject in each case to his compliance with certain covenants in his employment agreement. In addition, in the event of a change in control involving the Company during 2018, Mr. Walden will be entitled to receive a pro-rated target bonus calculated under the terms of his employment agreement. The foregoing description of Mr. Walden’s employment agreement is qualified in its entirety by reference to (1) the Employment Agreement between FTD Companies, Inc. and John C. Walden (the “Walden Employment Agreement”), filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and (2) the First Amendment to the Walden Employment Agreement, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

The Company also announced a corporate restructuring and cost savings plan, under which it has identified opportunities to optimize its operations, drive efficiency, and reduce costs. In conjunction with the corporate restructuring and cost savings plan, the Company expects to incur pre-tax restructuring and corporate reorganization costs ranging between approximately $23.5 million and approximately $29.5 million. The restructuring costs will include cash severance payments ranging from approximately $12.0 million to approximately $15.0 million and non-cash stock-based compensation related to the acceleration of certain equity awards ranging from approximately $5.5 million to approximately $6.5 million. Other costs associated with the corporate reorganization and cost savings plan, such as costs to retain key employees, are expected to range from approximately $6.0 million to approximately $8.0 million.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except for percentages, average order values, average revenues per member, and average currency exchange rates)
Consolidated:
Consolidated revenues	$299,921	$328,146	$(28,225)	(9)%	$618,091	$644,639	$(26,548)	(4)%

U.S. Consumer:
Segment revenues(a)	$233,082	$259,804	$(26,722)	(10)%	$456,443	$488,476	$(32,033)	(7)%
Segment operating income/(loss)	$6,474	$21,120	$(14,646)	(69)%	$(1,761)	$40,227	$(41,988)	(104)%
Consumer orders	4,214	4,654	(440)	(9)%	8,092	8,501	(409)	(5)%
Average order value	$53.83	$54.39	$(0.56)	(1)%	$54.93	$55.97	$(1.04)	(2)%

Florist:
Segment revenues(a)	$39,916	$44,090	$(4,174)	(9)%	$84,132	$90,596	$(6,464)	(7)%
Segment operating income	$10,849	$12,248	$(1,399)	(11)%	$23,115	$26,202	$(3,087)	(12)%
Average revenues per member	$3,873	$3,981	$(108)	(3)%	$8,055	$8,122	$(67)	(1)%

International:
In USD:
Segment revenues	$31,114	$29,201	$1,913	7%	$86,029	$74,938	$11,091	15%
Segment operating income	$2,710	$3,066	$(356)	(12)%	$9,765	$8,598	$1,167	14%
Consumer orders	550	532	18	3%	1,477	1,374	103	7%
Average order value	$45.89	$45.57	$0.32	1%	$47.45	$44.91	$2.54	6%
In GBP:
Segment revenues	£22,880	£22,798	£82	—%	£62,264	£59,679	£2,585	4%
Average order value	£33.77	£35.61	£(1.84)	(5)%	£34.36	£35.79	£(1.43)	(4)%
Average currency exchange rate: GBP to USD	1.36	1.28			1.38	1.26

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages)
Revenues	$299,921	$328,146	$(28,225)	(9)%	$618,091	$644,639	$(26,548)	(4)%
Operating expenses:
Cost of revenues	194,482	203,179	(8,697)	(4)%	405,229	399,553	5,676	1%
Sales and marketing	71,067	76,224	(5,157)	(7)%	153,349	145,120	8,229	6%
General and administrative	23,133	27,039	(3,906)	(14)%	48,834	55,794	(6,960)	(12)%
Amortization of intangible assets	1,495	3,819	(2,324)	(61)%	2,997	7,639	(4,642)	(61)%
Restructuring and other exit costs	—	136	(136)	(100)%	—	944	(944)	(100)%
Impairment of goodwill, intangible assets, and other long-lived assets	136,861	—	136,861	NM	139,216	—	139,216	NM
Total operating expenses	427,038	310,397	116,641	38%	749,625	609,050	140,575	23%
Operating income/(loss)	(127,117)	17,749	(144,866)	NM	(131,534)	35,589	(167,123)	NM
Interest expense, net	(4,389)	(2,440)	(1,949)	80%	(6,875)	(4,713)	(2,162)	46%
Other income, net	160	223	(63)	(28)%	136	198	(62)	(31)%
Income/(loss) before income taxes	(131,346)	15,532	(146,878)	NM	(138,273)	31,074	(169,347)	NM
Provision for/(benefit from) income taxes	(13,261)	5,816	(19,077)	NM	(13,592)	12,335	(25,927)	NM
Net income/(loss)	$(118,085)	$9,716	$(127,801)	NM	$(124,681)	$18,739	$(143,420)	NM

NM = not meaningful
 Consolidated Revenues

Consolidated revenues decreased $28.2 million, or 9%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to a $26.7 million decrease in revenues from our U.S. Consumer segment and a $4.2 million decrease in revenues from our Florist segment. In constant currency, International segment revenues were flat for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Foreign currency exchange rates had a $1.8 million favorable impact on our consolidated revenues during the three months ended June 30, 2018 as the average exchange rate was higher when compared to the three months ended June 30, 2017.
Consolidated revenues decreased $26.5 million, or 4%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to a $32.0 million decrease in revenues from our U.S. Consumer segment and a $6.5 million decrease in revenues from our Florist segment, which were partially offset by an $11.1 million increase ($3.2 million in constant currency) in revenues from our International segment. Foreign currency exchange rates had a $7.9 million favorable impact on our consolidated revenues during the six months ended June 30, 2018 as the average exchange rate was higher when compared to the six months ended June 30, 2017.
Consolidated Cost of Revenues
Consolidated cost of revenues decreased $8.7 million, or 4%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The decrease was primarily due to a $9.9 million decrease in costs associated with our U.S. Consumer segment, which was partially offset by a $1.8 million increase ($0.5 million in constant currency) in our International segment. Foreign currency exchange rates had a $1.3 million unfavorable impact on our consolidated cost of revenues during the three months ended June 30, 2018. Gross margin was 35% for the three months ended June 30, 2018, as compared to 38% for the three months ended June 30, 2017.

Consolidated cost of revenues increased $5.7 million, or 1%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily due to a $9.0 million increase ($3.4 million in constant currency) in our International segment, which was partially offset by a $2.3 million decrease in costs associated with our U.S. Consumer segment. Foreign currency exchange rates had a $5.6 million unfavorable impact on our consolidated cost of revenues during the six months ended June 30, 2018. Gross margin was 34% for the six months ended June 30, 2018, as compared to 38% for the six months ended June 30, 2017.
Consolidated Sales and Marketing
Consolidated sales and marketing expenses decreased $5.2 million, or 7%, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to decreases of $3.2 million and $2.2 million in costs associated with our Florist and U.S. Consumer segments, respectively. Consolidated sales and marketing expenses, as a percentage of consolidated revenues, was 24% for the three months ended June 30, 2018 compared to 23% for the three months ended June 30, 2017.
Consolidated sales and marketing expenses increased $8.2 million, or 6%, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to a $10.8 million increase in costs associated with our U.S. Consumer segment, which was partially offset by a $3.9 million decrease in our Florist segment. Consolidated sales and marketing expenses, as a percentage of consolidated revenues, was 25% for the six months ended June 30, 2018 compared to 23% for the six months ended June 30, 2017.
Consolidated General and Administrative
Consolidated general and administrative expenses decreased $3.9 million, or 14%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The decrease was primarily due to a $2.4 million decrease in depreciation expense and a $1.8 million decrease in costs related to corporate strategic planning. These decreases were partially offset by a $0.4 million increase in bad debt expense.
Consolidated general and administrative expenses decreased $7.0 million, or 12%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease was primarily due to decreases of $4.9 million in depreciation expense, $1.9 million in personnel-related costs, $1.8 million in costs related to corporate strategic planning, and $0.9 million in transaction and integration costs. These decreases were partially offset by increases of $1.9 million in legal and professional fees expense and $0.3 million in bad debt expense.
Amortization of Intangible Assets
Amortization expense related to intangible assets decreased $2.3 million and $4.6 million, respectively, for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 as certain intangible assets were impaired during the year ended December 31, 2017.
Restructuring and Other Exit Costs
The Company did not incur any restructuring and other exit costs during the three and six months ended June 30, 2018. During the three and six months ended June 30, 2017, restructuring and other exit costs of $0.1 million and $0.9 million, respectively, were incurred. Such restructuring costs were primarily related to employee termination and facility closure costs.
Impairment of Goodwill, Intangible Assets, and Other Long-Lived Assets
During the three and six months ended June 30, 2018, the Company recorded pre-tax impairment charges of $136.9 million and $139.2 million, respectively. See Note 5—“Goodwill, Intangible Assets, and Other Long-Lived Assets” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, for a further description of these charges.

Provision for Income Taxes
During the three months ended June 30, 2018, the Company recorded a tax benefit of $13.3 million on a pre-tax loss of $131.3 million, compared to a tax provision of $5.8 million on pre-tax income of $15.5 million for the three months ended June 30, 2017. During the three months ended June 30, 2018, management determined that the future reversals of existing taxable temporary differences and available tax strategies would not generate sufficient future taxable income to be able to realize its state net operating loss carryforward tax assets prior to their expiration and, therefore, a valuation allowance of $1.6 million was recorded. In addition, the goodwill impairment charges recorded during the three months ended June 30, 2018 are not tax deductible and, therefore, there was no tax benefit recorded on such charges.
During the six months ended June 30, 2018, the Company recorded a tax benefit of $13.6 million on a pre-tax loss of $138.3 million, compared to a tax provision of $12.3 million on pre-tax income of $31.1 million for the six months ended June 30, 2017. The placement of a valuation allowance on the state net operating loss carryforwards and shortfalls related to vesting of equity awards increased tax expense by $1.6 million and $2.6 million, respectively, for the six months ended June 30, 2018. For the six months ended June 30, 2017, shortfalls related to vesting of equity awards were $1.4 million. In addition, the goodwill impairment charges recorded during the six months ended June 30, 2018 are not tax deductible and, therefore, there was no tax benefit recorded on such charges.
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
U.S. CONSUMER SEGMENT

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages and average order values)
Segment revenues	$233,082	$259,804	$(26,722)	(10)%	$456,443	$488,476	$(32,033)	(7)%
Segment operating income/(loss)	$6,474	$21,120	$(14,646)	(69)%	$(1,761)	$40,227	$(41,988)	(104)%
Key metrics and other financial data:
Consumer orders	4,214	4,654	(440)	(9)%	8,092	8,501	(409)	(5)%
Average order value	$53.83	$54.39	$(0.56)	(1)%	$54.93	$55.97	$(1.04)	(2)%
Segment operating margin	3%	8%			—%	8%
U.S. Consumer Segment Revenues
U.S. Consumer segment revenues decreased $26.7 million, or 10%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, driven by a 9% decrease in order volume and a 1% decrease in average order value. The decrease in order volume was primarily due to lower traffic and conversion on our websites. The Easter holiday shift to the first quarter of 2018 also contributed to the lower order volume during the second quarter of 2018. The decrease in average order value was primarily due to increased promotional offers and a shift in the product mix to lower priced products. Revenues decreased 18%, 9%, and 7% for the FTD.com, ProFlowers, and Gourmet Foods businesses, respectively, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Partially offsetting these decreases, was a 3% increase in revenues for the Personal Creations reporting unit for the three months ended June 30, 2018 compared to the 2017 period.

U.S. Consumer segment revenues decreased $32.0 million, or 7%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, driven by a 5% decrease in order volume and a 2% decrease in average order value. The decrease in order volume was primarily due to lower traffic and conversion on our websites. The decrease in average order value was primarily due to increased promotional offers and a shift in the product mix to lower priced products. Revenues decreased 10%, 10%, and 5% for the ProFlowers, FTD.com, and Gourmet Foods businesses, respectively, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Partially offsetting these decreases was a 22% increase in revenues for the Personal Creations reporting unit for the six months ended June 30, 2018 compared to the 2017 period.
U.S. Consumer Segment Operating Income/(Loss)
U.S. Consumer segment operating income decreased $14.6 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The gross margin for the U.S. Consumer segment decreased to 32% for the three months ended June 30, 2018, as compared to 36% for the three months ended June 30, 2017, primarily due to the reduced pricing noted above, higher product costs, and higher average shipping costs. Sales and marketing expenses decreased $2.2 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to a decrease in media-based marketing spend partially offset by increases in paid social media, professional fees, and personnel-related costs during the quarter. U.S. Consumer segment operating margin was 3% for the three months ended June 30, 2018 compared to 8% for the three months ended June 30, 2017.
For the six months ended June 30, 2018, the U.S. Consumer segment reported an operating loss of $1.8 million compared to operating income of $40.2 million for the six months ended June 30, 2017. The gross margin for the U.S. Consumer segment decreased to 32% for the six months ended June 30, 2018, as compared to 36% for the six months ended June 30, 2017, primarily due to the reduced pricing and increased shipping costs noted above and increased inventory write-offs from lower than anticipated Valentine’s Day orders during the first quarter of 2018. Sales and marketing expenses increased $10.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to media-based marketing and increased variable marketing spend during the first quarter of 2018 and increases in professional fees and personnel-related costs. U.S. Consumer segment operating margin was approximately break even for the six months ended June 30, 2018 compared to 8% for the six months ended June 30, 2017.
FLORIST SEGMENT

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages and average revenues per member)
Segment revenues	$39,916	$44,090	$(4,174)	(9)%	$84,132	$90,596	$(6,464)	(7)%
Segment operating income	$10,849	$12,248	$(1,399)	(11)%	$23,115	$26,202	$(3,087)	(12)%
Key metrics and other financial data:
Average revenues per member	$3,873	$3,981	$(108)	(3)%	$8,055	$8,122	$(67)	(1)%
Segment operating margin	27%	28%			27%	29%
Florist Segment Revenues
Florist segment revenues for the three months ended June 30, 2018 decreased $4.2 million, or 9%, compared to the three months ended June 30, 2017. The decline was primarily due to a $3.1 million decrease in services revenues due to lower clearinghouse order volume and a decline in online services revenues. Products revenues decreased $1.1 million, primarily related to a planned reduction in container offerings and related pricing and a decline in technology system sales. Average revenues per member decreased 3% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to the decline in clearinghouse order volume.
Florist segment revenues for the six months ended June 30, 2018 decreased $6.5 million, or 7%, compared to the six months ended June 30, 2017. The decline was primarily due to a $4.0 million decrease in services revenue due to lower clearinghouse order volume and declines in online services and support fees. Products revenues decreased $2.5 million, primarily related to a planned reduction in container offerings and related pricing and a decline in technology system sales, which were partially offset by an increase in fresh flower sales. Average revenues per member decreased 1% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to the decline in clearinghouse order volume and products revenues.

Florist Segment Operating Income
Florist segment operating income decreased $1.4 million, or 11%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The gross margin for the Florist segment decreased to 66% for the three months ended June 30, 2018, as compared to 68% for the three months ended June 30, 2017, primarily due to declines in high-margin clearinghouse order-related revenues. Sales and marketing expenses decreased $3.2 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to fewer incentives paid to member florists. General and administrative expenses increased $0.7 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to bad debt expense. The Florist segment operating margin was 27% for the three months ended June 30, 2018 compared to 28% for the three months ended June 30, 2017.
Florist segment operating income decreased $3.1 million, or 12%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The gross margin for the Florist segment decreased to 65% for the six months ended June 30, 2018, as compared to 67% for the six months ended June 30, 2017, primarily due to declines in high-margin clearinghouse order-related revenues and product related revenues. Sales and marketing expenses decreased $3.9 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to fewer incentives paid to member florists. General and administrative expenses increased $0.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to bad debt expense. The Florist segment operating margin was 27% for the six months ended June 30, 2018 compared to 29% for the six months ended June 30, 2017.
INTERNATIONAL SEGMENT

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages, average order values, and average currency exchange rates)
In USD:
Segment revenues	$31,114	$29,201	$1,913	7%	$86,029	$74,938	$11,091	15%
Impact of foreign currency	(1,807)	—	(1,807)		(7,877)	—	(7,877)
Segment revenues (in constant currency)(a)	$29,307	$29,201	$106	—%	$78,152	$74,938	$3,214	4%

Segment operating income	$2,710	$3,066	$(356)	(12)%	$9,765	$8,598	$1,167	14%
Impact of foreign currency	(157)	—	(157)		(943)	—	(943)
Segment operating income (in constant currency)(a)	$2,553	$3,066	$(513)	(17)%	$8,822	$8,598	$224	3%

Key metrics and other financial data:
Consumer orders	550	532	18	3%	1,477	1,374	103	7%
Average order value	$45.89	$45.57	$0.32	1%	$47.45	$44.91	$2.54	6%
Segment operating margin	9%	10%			11%	11%
In GBP:
Segment revenues	£22,880	£22,798	£82	—%	£62,264	£59,679	£2,585	4%
Average order value	£33.77	£35.61	£(1.84)	(5)%	£34.36	£35.79	£(1.43)	(4)%
Average currency exchange rate: GBP to USD	1.36	1.28			1.38	1.26

(a)	USD at prior year foreign currency exchange rate.
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

International Segment Revenues
International segment revenues increased $1.9 million, or 7%, (flat in constant currency) for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 as a 3% increase in consumer orders was offset by a 5% decrease in average order value. The decrease in average order value was driven by an unfavorable product mix and reduced pricing, the loss of credit card fee income due to statutory regulations, and increased discounts. Foreign currency exchange rates had a $1.8 million favorable impact on our International segment revenues during the three months ended June 30, 2018 as the average exchange rate was higher when compared to the three months ended June 30, 2017.
International segment revenues increased $11.1 million, or 15%, ($3.2 million, or 4%, in constant currency) for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in revenues in constant currency was due to an increase in consumer orders of 7%, primarily from increased holiday orders during the first quarter of 2018 and lower pricing on non-peak orders. Partially offsetting the increase in orders was a decrease in average order value of 4% due to an unfavorable product mix and reduced pricing, the loss of credit card fee income due to statutory regulations, and increased discounts and refunds.
International Segment Operating Income
International segment operating income decreased $0.4 million, or 12%, ($0.5 million, or 17%, in constant currency) for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The gross margin for the International segment decreased to 31% for the three months ended June 30, 2018 compared to 32% for the three months ended June 30, 2017. Sales and marketing expenses increased $0.2 million (stable in constant currency) due to the impact of foreign exchange rates. General and administrative expenses increased $0.3 million ($0.1 million in constant currency), primarily due to personnel-related costs partially offset by a decrease in professional fees. International segment operating margin decreased to 9% for the three months ended June 30, 2018 compared to 10% for the three months ended June 30, 2017.
International segment operating income increased $1.2 million, or 14%, ($0.2 million, or 3%, in constant currency) for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The gross margin for the International segment decreased to 29% for the six months ended June 30, 2018 compared to 31% for the six months ended June 30, 2017. Sales and marketing expenses increased $0.9 million (stable in constant currency) due to the impact of foreign exchange rates. General and administrative expenses were stable (decreased $0.5 million, or 8%, in constant currency). The decreases in constant currency were primarily due to decreases in personnel-related costs and professional fees partially offset by an increase in technology costs. International segment operating margin was stable at 11% for the six months ended June 30, 2018 and 2017.
UNALLOCATED EXPENSES

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages)
Unallocated expenses	$6,171	$9,400	$(3,229)	(34)%	$15,217	$20,855	$(5,638)	(27)%
Unallocated expenses include various corporate costs, such as executive management, corporate finance, and legal costs. In addition, unallocated expenses include stock-based and incentive compensation, restructuring and other exit costs, transaction and integration costs, and litigation and dispute settlement charges and gains.
Unallocated expenses decreased $3.2 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This decrease was primarily due to reduced spending of $1.8 million related to costs associated with corporate strategic planning and $1.3 million in personnel-related expenses. These decreases were partially offset by a $1.0 million increase in legal, audit, and consulting fees for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
Unallocated expenses decreased $5.6 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This decrease was primarily due to $3.9 million in personnel-related expenses, $1.8 million related to costs associated with corporate strategic planning, and $0.9 million in transaction and integration costs. In addition, we did not incur restructuring costs during the six months ended June 30, 2018 compared to $0.9 million incurred during the six months ended June 30, 2017. These decreases were partially offset by a $3.0 million increase in legal, audit, and consulting fees for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

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
On May 31, 2018, we entered into the Third Amendment to Credit Agreement (the Credit Agreement, as previously amended and as further amended by the Third Amendment, is referred to in this Form 10-Q as the “Amended Credit Agreement”) with our lenders, which includes an agreement by the lenders to waive certain existing defaults, as described in Note 6—“Financing Arrangements” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. The Amended Credit Agreement also restricts our combined usage of the revolving credit facility portion of the Amended Credit Agreement to (1) $150 million during the period from May 31, 2018 through and including September 30, 2018; (2) $175 million during the period from October 1, 2018 through and including December 31, 2018; and (3) $150 million during the period from January 1, 2019 through the September 19, 2019 maturity date, all subject to our obligation to make prepayments of the term loan portion of the Amended Credit Agreement with any net cash proceeds received from the sale of certain non-core assets. In addition, the consolidated net leverage ratio and fixed charge coverage ratio covenants were revised for each quarterly period through the September 19, 2019 maturity date, as were the interest rates, as noted below. We are also required to pay a quarterly fee of 0.125% times the actual daily amount of the revolver commitments and outstanding loans beginning October 1, 2018 through December 31, 2018, which increases to 0.25% beginning January 1, 2019 through the maturity date. We paid an amendment fee of 0.625% times the revolver commitments and outstanding term loan ($1.9 million) in addition to a $0.5 million work fee related to the structuring and arranging of the amendment.

We were in compliance with the revised covenants under the Amended Credit Agreement as of June 30, 2018. Our ability to continue as a going concern, however, is dependent on our generating profitable operating results and continued compliance with our revised covenants under the Amended Credit Agreement or refinancing, repaying, or obtaining new financing prior to maturity of the Amended Credit Agreement in September 2019, as discussed below under “—Going Concern.”

The interest rates applicable to borrowings under the Amended Credit Agreement are based on either LIBOR plus a margin ranging from 2.50% per annum to 7.50% per annum, or a base rate plus a margin ranging from 1.50% per annum to 6.50% per annum, calculated according to our net leverage ratio. In addition, under the Amended Credit Agreement, we pay a commitment fee of 0.50% on the unused portion of the revolving credit facility and a letters of credit fee ranging between 2.50% per annum to 7.50% per annum.

The stated interest rates (based on LIBOR) as of June 30, 2018 under the term loan and the revolving credit facility portions of the Amended Credit Agreement were 7.83% and 7.74%, respectively. The effective interest rates as of June 30, 2018 under the term loan and the revolving credit facility were 10.46% and 10.97%, respectively. The effective interest rates include the amortization of both the debt issuance costs and the effective portion of the interest rate swap and commitment fees. The commitment fee rate as of June 30, 2018 was 0.50%.

The term loan is subject to amortization payments of $5 million per quarter and customary mandatory prepayments under certain conditions. During the six months ended June 30, 2018, the Company made scheduled payments of $10 million under the term loan. The Company had net borrowings of $13 million on the revolving credit facility during the six months ended June 30, 2018. The outstanding balance of the term loan and all amounts outstanding under the revolving credit facility are due upon maturity in September 2019.
As of June 30, 2018, the remaining borrowing capacity under the Amended Credit Agreement, which was reduced by $1.8 million in outstanding letters of credit, was $83.2 million.
The degree to which our assets are leveraged and the terms of our debt could materially and adversely affect our ability to obtain additional capital, as well as the terms at which such capital might be offered to us. If we seek to raise additional capital through public or private debt or equity financings, strategic relationships, or other arrangements as part of the strategic alternatives review discussed elsewhere in this Form 10-Q, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could severely constrain or prevent us from, among other factors, developing new or enhancing existing services or products or funding necessary capital expenditures and may have a material adverse effect on our business, financial position, results of operations, and cash flows, as well as impair our ability to service our debt obligations. If additional funds were raised through the issuance of equity or convertible debt securities, the percentage of stock owned by the then-current stockholders could be reduced. Furthermore, such equity or any debt securities that we issue might have rights, preferences, or privileges senior to holders of our common stock. In addition, trends in the securities and credit markets may restrict our ability to raise any such additional funds, at least in the near term.
Going Concern
As described above, the financial statements included in this Form 10-Q have been prepared assuming the Company will continue as a going concern.
On May 31, 2018, we entered into the Amended Credit Agreement with our lenders, which includes an agreement by the lenders to waive certain existing defaults and other amendments described above under “—Credit Agreement.” Our ability to continue as a going concern is dependent on our generating profitable operating results and continued compliance with the revised covenants under the Amended Credit Agreement or refinancing, repaying, or obtaining new financing prior to maturity of the Amended Credit Agreement in September 2019. In this regard, on July 19, 2018, we announced that our board of directors has initiated a review of strategic alternatives. The strategic alternatives expected to be considered include, but are not limited to, a sale or merger of the Company, the Company continuing to pursue value-enhancing initiatives as a standalone company, a capital structure optimization that may involve potential financings, or the sale or other disposition of certain of our businesses or assets. We also announced a corporate restructuring and cost savings plan, under which opportunities to optimize operations, drive efficiency, and reduce costs have been identified.
Notwithstanding these initiatives, based on our 2018 year-to-date results of operations and outlook for the remainder of the term of the Amended Credit Agreement, we currently anticipate that we may be unable to meet certain of the revised covenants during the remainder of the term of the Amended Credit Agreement, as discussed elsewhere in this Form 10-Q. If we are unable to meet the revised covenants under the Amended Credit Agreement and we are unable to obtain waivers or amendments from our lenders, the lenders could exercise remedies under the Amended Credit Agreement and repayment of the debt owed under the Amended Credit Agreement could be accelerated. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness was accelerated. These conditions raise substantial doubt about our ability to continue as a going concern.

There can be no assurance that the strategic alternatives review will result in any particular strategic alternative or strategic transaction or that we will be able to refinance our outstanding indebtedness or obtain alternative financing on acceptable terms, when required or if at all. If such plans are not realized, we may be forced to limit our business activities or be unable to continue as a going concern, which would have a material adverse effect on our results of operations and financial condition. The financial statements included in this Form 10-Q do not include any adjustments that might result from the outcome of these uncertainties.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017
Our total cash and cash equivalents balance decreased by $9.1 million to $20.4 million as of June 30, 2018, compared to $29.5 million as of December 31, 2017. Our summary cash flows for the periods presented were as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by/(used for) operating activities	$(1,586)	$19,609
Net cash used for investing activities	$(6,277)	$(6,370)
Net cash used for financing activities	$(1,082)	$(15,927)
Net cash used for operating activities was $1.6 million for the six months ended June 30, 2018 compared to net cash provided by operating activities of $19.6 million for the six months ended June 30, 2017. The decrease in cash from operating activities was primarily driven by our net loss of $124.7 million for the six months ended June 30, 2018 compared to net income of $18.7 million for the comparable 2017 period and was partially offset by an increase in net operating assets and liabilities of $15.2 million. Changes in working capital can cause variations in our cash flows used for operating activities due to seasonality, timing, and other factors. In addition, non-cash items, which include but are not limited to depreciation and amortization, impairment of assets, stock-based compensation, deferred taxes, and provision for doubtful accounts receivable, increased $107.0 million.
Net cash used for investing activities for the six months ended June 30, 2018 included purchases of property and equipment totaling $16.3 million, which were partially offset by $10.0 million of proceeds from the surrender of corporate-owned life insurance policies. Net cash used for investing activities for the six months ended June 30, 2017 included purchases of property and equipment totaling $6.4 million. We currently anticipate total capital expenditures for 2018 between $35 and $40 million. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, capital expenditures related to potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, we may choose to invest in technological advances in support of our business initiatives or make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.
Net cash used for financing activities decreased $14.8 million, primarily due to net proceeds from borrowings under the Credit Agreement totaling $3.0 million during the six months ended June 30, 2018 compared to net repayments of $15.0 million during the six months ended June 30, 2017. Partially offsetting the net proceeds from borrowings was the payment of deferred financing costs totaling $4.0 million during the 2018 period. In addition, repurchases of common stock related to tax withholdings on vested stock awards decreased by $1.5 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
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
Off-Balance Sheet Arrangements
At June 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Our Annual Report on Form 10-K for the year ended December 31, 2017, describes the critical accounting policies for which management uses significant judgments and estimates in the preparation of our consolidated financial statements. Except for the accounting policy for revenue recognition that was updated as a result of adopting ASC Topic 606 on January 1, 2018, as discussed in Note 1—“Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, and as noted below, there have been no significant changes to our critical accounting policies since December 31, 2017.
Goodwill, Intangible Assets, and Other Long-Lived Assets
Goodwill is tested for impairment at the reporting unit level. A reporting unit is a business or a group of businesses for which discrete financial information is available and is regularly reviewed by management. An operating segment is made up of one or more reporting units. We report our business operations in three operating and reportable segments: U.S. Consumer, Florist, and International. Each of the Florist and International segments is a reporting unit. The U.S. Consumer segment is comprised of three reporting units: FTD.com, ProFlowers/Gourmet Foods, and Personal Creations. The ProFlowers and Gourmet Foods businesses have similar margins and share operations and business team structure, among other similarities. Therefore, these businesses meet the aggregation criteria, and as such, we have aggregated these two businesses into one reporting unit.
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
In calculating the fair value of all of the reporting units except the ProFlowers/Gourmet Foods reporting unit, we used a combination of the income approach and the market approach valuation methodologies. For the ProFlowers/Gourmet Foods reporting unit, the cost approach was used as the net asset value method provided the highest indication of value for that reporting unit. The income approach was used primarily, as we believe that a discounted cash flow approach is the most reliable indicator of the fair values of the businesses. Under the market approach, we used the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar companies based on business description, revenue size, markets served, and profitability. The key assumptions used in the income approach discounted cash flow valuation model included discount rates, growth rates, cash flow projections, and terminal growth rates. The discount rates utilized are indicative of the return an investor would expect to receive for investing in a similar business. Considering industry and company specific historical data and internal forecasts and projections, management developed growth rates and cash flow projections for each reporting unit. In determining the terminal growth rates, we considered GDP growth, consumer price inflation, and the long term growth prospects of each reporting unit. The discount rate, growth rates, royalty rates, cash flow projections, and terminal growth rates are also significant estimates used in the determination of the fair value of the indefinite-lived intangible assets. Under the cost approach, we used the net asset value method, which is based on the premise that a prudent investor would pay no more for an asset than its replacement or reproduction cost.
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

During the quarter ended June 30, 2018, due to continued declines in financial results and reductions in the projected results for the remainder of 2018, we determined that a triggering event had occurred that required an interim impairment assessment for all of our reporting units other than the International reporting unit, as that reporting unit’s results were relatively in line with expectations. The intangible assets and other long-lived assets associated with the reporting units assessed were also reviewed for impairment. We performed a quantitative interim test which resulted in our determination that the fair value of our Florist reporting unit exceeded its carrying value and, therefore, its goodwill was not impaired. The Florist reporting unit fair value exceeded its carrying value by 6%. The fair values of the FTD.com, ProFlowers/Gourmet Foods, and Personal Creations reporting units were less than their carrying values and, as such, goodwill impairment charges of $35.2 million, $14.8 million, and $12.5 million, respectively, were recorded during the three months ended June 30, 2018 related to these reporting units.
Certain key assumptions used in determining the fair value for our reporting units were as follows:

	Discount Rates	Terminal Growth Rates
FTD.com	26.5%	2.0%
Florist	20.0%	0.5%
International	13.5%	2.0%
ProFlowers/Gourmet Foods	26.5%	2.0%
Personal Creations	26.5%	2.5%

In conjunction with the interim goodwill impairment test, we also reviewed the fair values of our indefinite-lived intangible assets for impairment. The FTD.com reporting unit and the Florist segment share a trademark and trade name and, therefore, share the related indefinite-lived asset. The interim impairment test for that indefinite-lived intangible asset was performed by comparing the fair value of the asset to its carrying value and resulted in the determination that the fair value was less than its carrying value, and, accordingly, a pre-tax impairment charge of $20.4 million was recorded during the three months ended June 30, 2018. Certain key assumptions used in determining the fair value of the indefinite-lived intangible assets were discount rates of 20.0% to 26.5% and average royalty rates of 2.5% to 5.0%.
We account for finite-lived intangible assets and other long-lived assets in accordance with ASC 360, Property, Plant and Equipment. Intangible assets acquired in a business combination are initially recorded at management’s estimate of their fair values. We evaluate the recoverability of identifiable intangible assets and other long-lived assets, other than indefinite-lived intangible assets, for impairment when events occur or circumstances change that would indicate that the carrying amount of an asset may not be recoverable. Events or circumstances that may indicate that an asset is impaired include, but are not limited to, significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future operating results, a change in the extent or manner in which an asset is used, shifts in technology, significant negative industry or economic trends, changes in our operating model or strategy, and competitive forces. In determining if an impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated, based on a comparison of the asset’s carrying amount and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from five to fifteen years. Our identifiable intangible assets were acquired primarily in connection with business combinations.
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
In conjunction with the interim goodwill impairment test, we also reviewed our finite-lived intangible assets for potential impairment. The impairment evaluation of the finite-lived intangible assets indicated that the carrying amount of the ProFlowers trade name was not recoverable when compared to the expected undiscounted future cash flows. As such, a pre-tax impairment charge of $51.9 million was recorded related to the ProFlowers trade name during the three months ended June 30, 2018. In addition, due to a management decision to cease operations of BloomThat, a business acquired in 2017 that was included in the ProFlowers/Gourmet Foods reporting unit, a pre-tax impairment charge of $0.9 million was recorded related to the remaining carrying value of the finite-lived intangible assets associated with that business.

Also in conjunction with the interim goodwill impairment test, we performed an impairment evaluation of our other long-lived assets by comparing the expected undiscounted future cash flows to the carrying amounts of the assets. During the year ended December 31, 2017, the other long-lived assets related to the ProFlowers/Gourmet Foods reporting unit were fully impaired as the projected undiscounted cash flows of that reporting unit were less than the carrying amount of such assets. Additional impairment charges of $1.2 million and $3.6 million were recorded during the three and six months ended June 30, 2018, respectively, related to capital additions for that reporting unit as its undiscounted cash flows continue to be less than the carrying amount of the assets of that asset group.
We are currently completing a review of strategic alternatives for our businesses. Given the uncertainties regarding the related impact on financial performance, there can be no assurance that the estimates and assumptions made for purposes of the interim impairment testing will prove to be accurate predictions of the future. If our projections of future cash flows and financial performance are not achieved, or if our market capitalization declines further, we may be required to record impairment charges on our goodwill, intangible assets, or other long-lived assets in future periods, whether in connection with our next annual impairment testing in the fourth quarter of 2018, or on an interim basis, if any such change constitutes a triggering event outside of the quarter when we regularly performs our annual impairment tests. It is not possible at this time to determine if any such additional future impairment charge would result or, if it does, whether such charge would be material. See Note 5—“Goodwill, Intangible Assets, and Other Long-Lived Assets” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for the remaining balances of goodwill by reporting unit and intangible assets.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please refer to Note 14—“Contingencies—Legal Matters” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
ITEM 1A.  RISK FACTORS
Our business and common stock are subject to a number of risks and uncertainties. The information presented below updates, and should be read in conjunction with, the risks summarized under the caption “Risk Factors” in Part I, Item 1A of our most recent Form 10-K. There is no material change in the information reported under “Part I - Item 1A - Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 with the exception of the following:

1.
The risk factor “Our management has concluded, and our independent registered public accounting firm has emphasized in their report on our financial statements as of and for the fiscal year ended December 31, 2017, that, due to our anticipated failure to satisfy financial covenant requirements and uncertainties surrounding our ability to amend or refinance our current credit facility, substantial doubt exists as to our ability to continue as a going concern” is deleted and replaced as follows:

Our plans to alleviate the substantial doubt about our ability to continue as a going concern may not be successful. If we are not successful in these plans, we may be forced to limit our business activities or be unable to continue as a going concern, which would have a material adverse effect on our results of operations and financial condition.
The condensed consolidated financial statements included in this Form 10-Q have been prepared on a going concern basis. Our ability to continue as a going concern is dependent on our generating profitable operating results and continued compliance with the revised covenants under the Amended Credit Agreement or refinancing, repaying, or obtaining new financing prior to maturity of the Amended Credit Agreement in September 2019. In this regard, our board of directors has initiated a review of strategic alternatives. The strategic alternatives expected to be considered include, but are not limited to, a sale or merger of the Company, the Company continuing to pursue value-enhancing initiatives as a standalone company, a capital structure optimization that may involve potential financings, or the sale or other disposition of certain of our businesses or assets. We also announced a corporate restructuring and cost savings plan, under which we have identified opportunities to optimize our operations, drive efficiency, and reduce costs.
Notwithstanding these initiatives, based on our 2018 year-to-date results of operations and outlook for the remainder of the term of the Amended Credit Agreement, we currently anticipate that we my be unable to meet certain of the revised covenants during the remainder of the term of the Amended Credit Agreement. For additional information regarding the Amended Credit Agreement see Note 6—“Financing Arrangements” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Part I, Item 2 of this Form 10-Q. If we are unable to meet these revised covenants and we are unable to obtain waivers or amendments from our lenders, the lenders could exercise remedies under the Amended Credit Agreement and the debt owed under the Amended Credit Agreement could be accelerated. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness was accelerated.
As a result, while we continue to evaluate our plans to alleviate the substantial doubt about our ability to continue as a going concern, we cannot assert that it is probable that our plans will mitigate the conditions identified. In this regard, our remediation plans depend on conditions and matters that may be outside of our control. In particular, there can be no assurance that the strategic alternatives review will result in any particular strategic alternative or strategic transaction or that we will be successful in our corporate restructuring and cost savings plan, or our plans to refinance our debt or to obtain alternative financing on acceptable terms, when required or if at all. If such initiatives are not successful, or if negotiations with our lenders are not successful, we may be forced to limit our business activities or be unable to continue as a going concern, which would have a material adverse effect on our results of operations and financial condition. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2.
The risk factor “We have a substantial amount of indebtedness. This level of indebtedness could adversely affect our ability to raise additional capital to fund operations, our flexibility in operating our business, and our ability to react to changes in the economy or our industry, including implementation of our strategic plan” is restated in its entirety as follows:

We have a substantial amount of indebtedness. This level of indebtedness could adversely affect our ability to raise additional capital to fund operations, our flexibility in operating our business, and our ability to react to changes in the economy or our industry, including implementation of our strategic plan.
At June 30, 2018, we had $195.0 million of principal indebtedness outstanding, all of which is considered current due to the uncertainties described above. Such indebtedness includes $130.0 million outstanding under a term loan and $65.0 million outstanding under revolving loans. Our substantial indebtedness could have significant consequences for our business and financial condition. For example:

•
If we fail to meet payment obligations or otherwise default under our debt or the Amended Credit Agreement, the lenders will have the right to accelerate the indebtedness and exercise other rights and remedies against us.

•
We may be required to dedicate a greater percentage of our cash flows to payments on our debt, thereby reducing the availability of cash flows to fund our strategic initiatives, capital expenditures, pursue acquisitions or investments in new technologies, and fund other general corporate requirements.

•
Our ability to obtain additional financing to fund future working capital needs, strategic initiatives, capital expenditures, acquisitions, and other general corporate requirements could be limited. If we are unable to raise additional capital when required, it could affect our liquidity, business, financial condition, results of operations, and cash flows. In addition, our ability to borrow additional amounts under our revolving credit facility, which is a significant source of liquidity, is subject to restrictions on our usage of the revolving credit facility and an obligation to make regularly scheduled payments, and in some circumstances prepayments, of the term loan portion of the Amended Credit Agreement. Failure to meet our borrowing conditions under our revolving credit facility could materially and adversely impact our liquidity.

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

•
Our failure to comply with the terms of the Amended Credit Agreement, including failure as a result of events beyond our control, could result in an event of default on our debt. Upon an event of default, our lenders could elect to cause all amounts outstanding with respect to that debt to become immediately due and payable, and we would be unable to access our revolving credit facility. An event of default could materially and adversely affect our operating results, financial condition, and liquidity.

•
We may continue to experience increased vulnerability to and limited flexibility in planning for or reacting to changes in or challenges relating to our business and industry, thus creating competitive disadvantages compared to other competitors with lower debt levels and borrowing costs.

•
We may continue to experience increased vulnerability to general adverse economic conditions, including the increases in interest rates under the Amended Credit Agreement, and if our borrowings bear interest at variable rates or if such indebtedness is refinanced at a time when interest rates are higher.

We cannot assure you that our cash flows, combined with additional borrowings under the current and any future credit agreements, will be available in an amount sufficient to enable us to repay our indebtedness or to fund other liquidity needs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. For additional information regarding our credit agreement see Note 6—“Financing Arrangements” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and Note 6—“Financing Arrangements” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K.

Depending on the results of our recently announced strategic alternatives review process, we may need to refinance all or a portion of our indebtedness on or before the September 2019 maturity date of the Amended Credit Agreement. We cannot assure you that we will be able to refinance any of our indebtedness or obtain alternative financing on commercially reasonable terms or at all. The terms of any alternative debt may give the holders rights, preferences, and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of any new debt may also impose additional and more stringent restrictions on our operations than are currently in place. If we are unable to refinance our debt, we may default under the terms of our indebtedness, which could lead to an acceleration of the debt. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness was accelerated.

3.
The risk factor “If we are unable to successfully implement our strategic initiatives, our business, financial condition, results of operations, and cash flows could be materially and adversely affected” is restated in its entirety as follows:

If we are unable to successfully implement our strategic alternatives review or our corporate restructuring and cost savings plan, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.
We recently announced that our board of directors has initiated a review of strategic alternatives focused on maximizing stockholder value. The strategic alternatives expected to be considered include, but are not limited to, a sale or merger of the Company, the Company continuing to pursue value-enhancing initiatives as a standalone company, a capital structure optimization that may involve potential financings, or the sale or other disposition of certain of our businesses or assets. We also recently announced a corporate restructuring and cost savings plan, under which we have identified opportunities to optimize our operations, drive efficiency, and reduce costs.
The results of our efforts will not be known until sometime in the future. Successful execution of any particular strategic alternative or strategic transaction or our corporate restructuring and cost savings plan requires sustained management focus, organization, and coordination over time, as well as success in building relationships with third parties. If we are unable to execute our strategy or our corporate restructuring and cost savings plan successfully, our business, financial position, results of operations, and cash flows could be adversely affected.

4.	The risk factor “Our operations could be adversely affected if we fail to integrate and retain our executive leadership team” is restated in its entirety as follows:
Our operations could be adversely affected if we fail to integrate and retain our executive leadership team or face difficulties attracting and retaining qualified personnel.
Since early 2016, we have undergone significant transitions in our chief executive officer, chief financial officer, and other key executive positions. Our success depends, in part, upon the performance of our executive leadership team. If we are unable to integrate new senior executives, if they fail to perform effectively, if we are unable to retain them, or if we are unable to attract additional qualified senior executives as needed, our strategic and other initiatives could be adversely impacted and our business, financial condition, results of operations and cash flows could be materially and adversely affected. Further, if we are unable to recruit, retain, and motivate key personnel to maintain the current business of the Company and support our strategic and other initiatives, our business, financial conditions, results of operations and cash flows similarly could be materially and adversely affected.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 6.  EXHIBITS

Incorporated by Reference to
No.	Exhibit Description	Filed with this Form 10-Q	Form	File No.	Date Filed	Exhibit Number (if different)
10.1	Form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Annual Grant)**	X
10.2	Third Amendment to Credit Agreement		8-K	001-35901	06/01/18	10.1
10.3	First Amendment to the FTD Companies, Inc. Third Amended and Restated 2013 Incentive Compensation Plan (amended and restated as of June 6, 2017)**		DEF 14A	001-35901	04/26/18
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X

**     Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2018	FTD Companies, Inc. (Registrant)

	By:	/s/ Steven D. Barnhart
Steven D. Barnhart
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)