Form 10-Q
period 2018-09-30
FTD Companies, Inc.
filed 2018-11-08
CIK 1575360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
There were 28,224,335 shares of the Registrant’s common stock outstanding as of November 2, 2018.

FTD COMPANIES, INC.

In this document, references to “FTD Companies,” “FTD,” the “Company,” “we,” “us,” and “our” refer to FTD Companies, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding the exploration of strategic alternatives; the strategic and financial evaluation of our business; our corporate restructuring and cost savings plan and other strategies; our future financial performance, including our 2018 financial outlook; our ability to continue as a going concern, repay or refinance indebtedness and invest in initiatives; expectations about future business plans, prospective performance and opportunities, including potential acquisitions; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; impairment charges; tax payments; foreign currency exchange rates; hedging arrangements; our products and services; pricing; marketing plans; competition; settlement of legal matters; and the impact of accounting changes and other pronouncements. Potential factors that could affect such forward-looking statements include, among others, uncertainties associated with being able to identify, evaluate or complete any strategic alternative or strategic transaction; the impact of the announcement of our review of strategic alternatives, as well as any strategic alternative or strategic transaction that may be pursued, on our business, including our financial and operating results and our employees, suppliers and customers; our ability to implement and realize anticipated benefits from our corporate restructuring and cost savings plan and other initiatives; our ability to repay, refinance or restructure our outstanding debt, and the other factors disclosed in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”), and in this Quarterly Report on Form 10-Q, as updated from time to time in our subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
FTD COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$23,124	$29,496
Accounts receivable, net of allowances of $6,731 and $4,957 as of September 30, 2018 and December 31, 2017, respectively	23,829	26,028
Inventories	30,148	25,356
Prepaid expenses and other current assets	11,684	14,911
Total current assets	88,785	95,791
Property and equipment, net	47,598	33,880
Intangible assets, net	104,149	181,965
Goodwill	210,935	277,041
Other assets	10,028	21,648
Total assets	$461,495	$610,325
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,088	$70,480
Accrued liabilities	45,702	77,058
Accrued compensation	21,467	14,261
Deferred revenue	6,644	5,280
Income taxes payable	2,600	872
Current portion of long-term debt	255,904	189,666
Total current liabilities	375,405	357,617
Deferred tax liabilities, net	9,659	30,854
Other liabilities	8,468	7,330
Total liabilities	393,532	395,801
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, 5,000,000 shares, par value $0.0001, authorized; no shares issued and outstanding	—	—
Common stock, 60,000,000 shares, par value $0.0001, authorized; 30,655,232 and 30,073,087 shares issued as of September 30, 2018 and December 31, 2017, respectively	3	3
Treasury stock, 2,430,897 shares as of September 30, 2018 and December 31, 2017	(65,221)	(65,221)
Additional paid-in capital	718,211	705,388
Accumulated deficit	(540,123)	(384,232)
Accumulated other comprehensive loss	(44,907)	(41,414)
Total stockholders’ equity	67,963	214,524
Total liabilities and stockholders’ equity	$461,495	$610,325
The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Products	$121,822	$131,361	$672,831	$705,553
Services	26,799	29,943	93,881	100,390
Total revenues	148,621	161,304	766,712	805,943
Operating expenses:
Cost of revenues—products	92,621	98,895	488,838	489,704
Cost of revenues—services	4,180	4,280	13,192	13,024
Sales and marketing	36,202	36,450	189,551	181,570
General and administrative	25,249	27,656	74,083	83,450
Amortization of intangible assets	314	3,820	3,311	11,459
Restructuring and other exit costs	18,097	1,113	18,097	2,057
Impairment of goodwill, intangible assets, and other long-lived assets	411	105,735	139,627	105,735
Total operating expenses	177,074	277,949	926,699	886,999
Operating loss	(28,453)	(116,645)	(159,987)	(81,056)
Interest income	113	122	354	359
Interest expense	(5,804)	(2,721)	(12,920)	(7,671)
Other income, net	706	126	842	324
Loss before income taxes	(33,438)	(119,118)	(171,711)	(88,044)
Benefit from income taxes	(2,228)	(19,799)	(15,820)	(7,464)
Net loss	$(31,210)	$(99,319)	$(155,891)	$(80,580)
Loss per common share:
Basic loss per share	$(1.11)	$(3.61)	$(5.59)	$(2.93)
Diluted loss per share	$(1.11)	$(3.61)	$(5.59)	$(2.93)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(31,210)	$(99,319)	$(155,891)	$(80,580)
Other comprehensive income/(loss):
Foreign currency translation	(1,252)	3,089	(3,713)	8,935
Cash flow hedges:
Changes in net gains on derivatives, net of tax of $0 and $55 for the three months ended September 30, 2018 and 2017, respectively, and $59 and $162 for the nine months ended September 30, 2018 and 2017, respectively.	—	85	220	257
Other comprehensive income/(loss)	(1,252)	3,174	(3,493)	9,192
Total comprehensive loss	$(32,462)	$(96,145)	$(159,384)	$(71,388)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	30,073	$3	(2,431)	$(65,221)	$705,388	$(41,414)	$(384,232)	$214,524
Net loss	—	—	—	—	—	—	(155,891)	(155,891)
Other comprehensive loss	—	—	—	—	—	(3,493)	—	(3,493)
Stock-based compensation	—	—	—	—	12,904	—	—	12,904
Vesting of restricted stock units and related repurchases of common stock	477	—	—	—	(494)	—	—	(494)
Issuance of common stock through employee stock purchase plan	105	—	—	—	413	—	—	413
Balance as of September 30, 2018	30,655	$3	(2,431)	$(65,221)	$718,211	$(44,907)	$(540,123)	$67,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(155,891)	$(80,580)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	11,562	27,778
Impairment of goodwill, intangible assets, and other long-lived assets	139,627	105,735
Stock-based compensation	12,904	8,221
Provision for doubtful accounts receivable	1,926	1,515
Amortization of deferred financing fees	2,154	1,020
Deferred taxes, net	(21,149)	(17,314)
Gain on sale of business	(426)	—
Other, net	(138)	(95)
Changes in operating assets and liabilities:
Accounts receivable, net	329	923
Inventories	(4,801)	(5,770)
Prepaid expenses and other assets	4,751	4,139
Accounts payable and accrued liabilities	(50,168)	(62,235)
Deferred revenue	1,432	750
Income taxes receivable or payable	572	(1,033)
Other liabilities	1,225	(1,198)
Net cash used for operating activities	(56,091)	(18,144)
Cash flows from investing activities:
Purchases of property and equipment	(26,354)	(10,677)
Proceeds from life insurance	10,003	—
Proceeds from sale of business	2,186	—
Net cash used for investing activities	(14,165)	(10,677)
Cash flows from financing activities:
Proceeds from revolving lines of credit	272,000	90,000
Payments on term debt and revolving lines of credit	(203,346)	(115,000)
Purchases from employee stock plan	412	1,042
Payments for debt financing fees	(4,569)	—
Repurchases of common stock withheld for taxes	(494)	(1,983)
Net cash provided by/(used for) financing activities	64,003	(25,941)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(119)	1,605
Change in cash and cash equivalents	(6,372)	(53,157)
Cash and cash equivalents, beginning of period	29,496	81,002
Cash and cash equivalents, end of period	$23,124	$27,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
Description of Business
FTD Companies, Inc. (together with its subsidiaries, “FTD” or the “Company”), is a premier floral and gifting company with a vision to be the world’s floral innovator and leader, creating products, brands, and technology-driven services its customers love. The Company provides floral, specialty foods, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. The business uses the highly recognized FTD® and Interflora® brands, both supported by the iconic Mercury Man® logo. While the Company operates primarily in the United States (“U.S.”) and the United Kingdom (“U.K.”), it has worldwide presence as its Mercury Man logo is displayed in approximately 35,000 floral shops in over 125 countries. The Company’s diversified portfolio of brands also includes ProFlowers®, ProPlants®, Shari’s Berries®, Personal Creations®, RedEnvelope®, Flying Flowers®, and Gifts.com™. While floral arrangements and plants are its primary offerings, the Company also markets and sells gift items, including gourmet-dipped berries and other sweets, personalized gifts, gift baskets, wine and champagne, and jewelry.
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
Going Concern
The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The ability to continue as a going concern is dependent on the Company generating profitable operating results, having sufficient liquidity, maintaining compliance with the revised financial covenants and other requirements under the Amended Credit Agreement (as defined below), and refinancing or repaying the indebtedness outstanding under the Amended Credit Agreement, including in connection with a sale or merger of the Company or other strategic transaction.
    As described in more detail in Note 6—“Financing Arrangements,” on May 31, 2018, the Company entered into the Third Amendment to Credit Agreement (the Credit Agreement, as defined in Note 6—“Financing Arrangements,” as previously amended and as further amended by the Third Amendment, is referred to in this Form 10-Q as the “Third Amendment”) with its lenders, which included an agreement by the lenders to waive existing defaults caused by (1) the inclusion of a going concern uncertainty explanatory paragraph in the audit opinion on the Company’s financial statements for the year ended December 31, 2017 and (2) the breach of the consolidated net leverage ratio covenant for the three months ended March 31, 2018. Among other modifications to the Credit Agreement, the Third Amendment revised the consolidated net leverage ratio and fixed charge coverage ratio covenants for each quarterly period through the September 19, 2019 maturity date, as well as the interest rates applicable to the borrowings.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Also as described in more detail in Note 6—“Financing Arrangements,” on September 28, 2018, the Company entered into the Fourth Amendment to Credit Agreement (the Third Amendment, as further amended by the Fourth Amendment, is referred to in this Form 10-Q as the “Fourth Amendment”) with its lenders. Among other modifications to the Credit Agreement, the Fourth Amendment modified the measurement dates for the consolidated net leverage ratio and fixed charge coverage ratio covenant tests such that the next measurement date was revised to the twelve month period ended October 31, 2018, from the four fiscal quarter period ended September 30, 2018, with the specific required ratio levels otherwise unchanged from the Third Amendment.
As discussed in Note 6—“Financing Arrangements” and disclosed in Note 16—“Subsequent Events,” the Company entered into the Fifth Amendment to Credit Agreement (the Fourth Amendment, as further amended by the Fifth Amendment, is referred to in this Form 10-Q as the “Fifth Amendment”) and the Sixth Amendment to Credit Agreement (the Fifth Amendment, as further amended by the Sixth Amendment, is referred to in this Form 10-Q as the “Sixth Amendment” or the “Amended Credit Agreement”) with its lenders on October 31, 2018 and November 5, 2018, respectively. Among other modifications to the Fourth Amendment, the Fifth Amendment further restricted the Company’s combined usage of the revolving credit facility portion of the Credit Agreement. The Fifth Amendment also modified the measurement dates for the consolidated net leverage ratio and fixed charge coverage ratio covenant tests from the dates set forth in the Fourth Amendment such that the next measurement date was revised to the twelve month period ending November 30, 2018 from the twelve month period ended October 31, 2018. The Fifth Amendment also established the consolidated net leverage and fixed charge coverage ratios for the twelve month period ending November 30, 2018 with the required ratio levels for the remaining periods otherwise unchanged from the Third Amendment. In addition, the Fifth Amendment subjects the Company to certain additional restrictions on capital expenditures and certain additional events of default. The Sixth Amendment, or Amended Credit Agreement, further restricts the Company’s combined usage of the revolving credit facility portion of the Credit Agreement to amounts ranging from $90 million to $170 million based on the Company’s expected borrowing needs at various points in its business cycle. The Sixth Amendment, or Amended Credit Agreement, also revises the consolidated net leverage ratio and fixed charge coverage ratio covenants set forth in the Fifth Amendment for each period through the September 19, 2019 maturity date of the Amended Credit Agreement.
Based on the Company’s 2018 year-to-date results of operations and outlook for the remainder of the term of the Amended Credit Agreement, the Company currently anticipates that it will be in compliance with the revised financial covenants under the Amended Credit Agreement. However, the Company also will need to make sufficient progress in addressing the need to refinance or repay the indebtedness outstanding under the Amended Credit Agreement such that the Company is able to obtain an audit opinion with no modifications on the Company’s financial statements for the year ending December 31, 2018. If the Company is unable to meet the revised financial covenants or other requirements of the Amended Credit Agreement and is unable to obtain waivers or amendments from its lenders, the lenders could exercise remedies under the Amended Credit Agreement and repayment of the debt owed under the Amended Credit Agreement could be accelerated. The Company does not expect that it could repay all of its outstanding indebtedness if the repayment of such indebtedness was accelerated.

As part of the Company’s efforts to address these issues, as previously announced, the Company’s board of directors has initiated a review of strategic alternatives. The strategic alternatives under consideration include, but are not limited to, a sale or merger of the Company, the Company continuing to pursue value-enhancing initiatives as a standalone company, and potential financings or other equity transactions. The Company also announced a corporate restructuring and cost savings plan, under which opportunities to optimize operations, drive efficiency, and reduce costs have been identified.
As noted above, the Company will need to refinance or repay the indebtedness outstanding under the Amended Credit Agreement no later than the September 2019 maturity date of the Amended Credit Agreement. There can be no assurance that the Company will be able to effect a refinancing on acceptable terms or repay the indebtedness outstanding, when required or if at all, including as a result of the strategic alternatives review noted above. In this regard, there can be no assurance that the strategic alternatives review will result in any particular strategic alternative or strategic transaction. If the Company is not successful in its initiatives or does not have sufficient liquidity to fund its business activities, the Company may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition. The uncertainties identified above raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Form 10-Q do not include any adjustments that might result from the outcome of the Company’s efforts to address these uncertainties.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting Policies
With the exception of the Company’s revenue recognition and income tax policies as noted below, refer to the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2017 for a discussion of the Company’s accounting policies, as updated below for recently adopted accounting standards.
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
The Company also sells point-of-sale systems and related technology services to its floral network members and recognizes revenue in accordance with ASC 606. For hardware sales that include software, revenues are recognized when delivery, installation and customer acceptance have all occurred. The transaction price for point-of-sale systems is based on the equipment and the software modules ordered by the customer and include installation and training for the system. The sale of the system is considered a single performance obligation since the installation and training are a significant part of the sale in order for the floral network member to send and receive floral orders through the point-of-sale systems. The Company recognizes revenues on hardware which is sold without software at the time of delivery.
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

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Our U.S. businesses were in a cumulative three year net loss position, adjusted for permanent items, at the end of the three months ended September 30, 2018. Given the cumulative losses, which are negative evidence that was considered in assessing the realizability of the U.S. deferred tax assets, we did not consider future taxable income exclusive of reversing temporary differences and carryforwards nor did we consider tax planning strategies related to those businesses. We did consider the future reversal of existing taxable temporary differences as positive evidence that was considered in assessing the need for a valuation allowance. At September 30, 2018, the U.S. businesses were in a net deferred tax liability position. Based on a scheduling analysis, the deferred tax liabilities will be reversed over future periods and create taxable income that will exceed the deductions created by the reversal of the deferred tax assets. We believe that this presents sufficient positive evidence to overcome the negative evidence presented by the cumulative net losses.
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In March 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-05, Income Taxes (Topic 740)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which provides guidance from the SEC allowing for the recognition of provisional amounts in the financial statements for the year ended December 31, 2017 as a result of the U.S. Tax Cuts and Jobs Act (“TCJA”) that was signed into law in December 2017. The guidance allows for a measurement period of up to one year from the enactment date to finalize the accounting related to the TCJA. The Company has applied the guidance in this update in its financial statements for the nine months ended September 30, 2018 and will finalize and record any adjustments related to the TCJA within the one year measurement period. The Company does not currently anticipate any material adjustments related to the TCJA.
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
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires the recognition of certain lease assets and lease liabilities on the balance sheet as well as the disclosure of key information about leasing arrangements. ASU 2016-02 includes a number of optional practical expedients which may be elected by the Company. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU 2018-11, Targeted Improvements to Topic 842 (Leases), which provides an additional, optional transition method that allows entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. An entity that adopts this method must report comparative periods in accordance with current guidance (Topic 840). The amendments will be effective for the Company for fiscal years, and the interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company anticipates adopting this ASU effective January 1, 2019 using the new transition method. The Company expects to recognize a liability and corresponding asset associated with in-scope operating leases but is still in the process of determining those amounts and the processes required to account for leasing activity on an ongoing basis. The Company is currently assessing the impact of this update on its consolidated statements of income. The impact of this topic is non-cash in nature and, as such, it will not affect the Company’s cash flows.
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
In July 2018, the FASB issued ASU 2018-09, Codification Improvements. This update facilitates technical corrections, clarifications and other minor improvements and should eliminate the need for periodic agenda requests for narrow and incremental items. The FASB does not expect these changes to have a significant administrative cost to most entities. Some of the amendments in this ASU do not require transition guidance and were effective upon issuance. However, many of the amendments do have transition guidance effective for the Company for annual periods beginning after December 15, 2018. The Company is currently assessing the impact of this update on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This update eliminates, amends and adds disclosure requirements for fair value measurement. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and the weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact of this update on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This update aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact of this update on its consolidated financial statements.
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
The Company follows the reporting requirements of ASC 280, Segment Reporting. Management measures and reviews the Company’s operating results by segment in accordance with the “management approach” defined in ASC 280. The reportable segments identified below were the segments of the Company for which separate financial information was available and for which segment results were regularly reviewed by the Company’s CODM to make decisions about the allocation of resources and to assess performance. The CODM uses segment operating income to evaluate the performance of the business segments and make decisions about allocating resources among segments. Segment operating income is operating income excluding depreciation, amortization, impairment of goodwill, intangible assets and other long-lived assets, litigation and dispute settlement charges or gains, transaction-related costs, restructuring and other exit costs and corporate reorganization costs. Stock-based and incentive compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other expense, net.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Below is a reconciliation of segment revenues to consolidated revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Products revenues:
U.S. Consumer	$91,160	$98,264	$547,603	$586,739
Florist	8,160	8,630	34,634	37,612
International	25,101	27,497	101,512	93,385
Segment products revenues	124,421	134,391	683,749	717,736
Services revenues:
Florist	23,024	26,035	80,682	87,649
International	3,835	3,980	13,453	13,031
Segment services revenues	26,859	30,015	94,135	100,680
Intersegment eliminations	(2,659)	(3,102)	(11,172)	(12,473)
Consolidated revenues	$148,621	$161,304	$766,712	$805,943
Intersegment revenues represent amounts charged from one segment to the other for services provided based on order volume at a set rate per order. Intersegment revenues by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Intersegment revenues:
U.S. Consumer	$(2,599)	$(3,030)	$(10,918)	$(12,183)
Florist	(60)	(72)	(254)	(290)
Total intersegment revenues	$(2,659)	$(3,102)	$(11,172)	$(12,473)
The U.S. Consumer segment is comprised of the FTD.com, ProFlowers, Gourmet Foods, and Personal Creations business units. The revenues for the business units were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
U.S. Consumer segment revenues:
FTD.com	$36,444	$43,631	$174,043	$196,548
ProFlowers	28,372	30,639	205,158	227,864
Gourmet Foods	11,116	11,087	107,733	112,285
Personal Creations	15,228	12,907	60,669	50,042
Total U.S. Consumer segment revenues	$91,160	$98,264	$547,603	$586,739
Geographic revenues from sales to external customers were as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
U.S.	$119,685	$129,827	$651,747	$699,527
U.K.	28,936	31,477	114,965	106,416
Consolidated revenues	$148,621	$161,304	$766,712	$805,943

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Below is a reconciliation of segment operating income/(loss) to consolidated operating loss and loss before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Segment operating income/(loss)(a)
U.S. Consumer	$(8,234)	$(3,079)	$(9,994)	$37,146
Florist	8,837	9,552	31,951	35,757
International	1,963	3,384	11,728	11,982
Total segment operating income	2,566	9,857	33,685	84,885
Unallocated expenses(b)	(27,266)	(11,573)	(42,483)	(32,428)
Impairment of goodwill, intangible assets, and other long-lived assets	(411)	(105,735)	(139,627)	(105,735)
Depreciation expense and amortization of intangible assets	(3,342)	(9,194)	(11,562)	(27,778)
Operating loss	(28,453)	(116,645)	(159,987)	(81,056)
Interest expense, net	(5,691)	(2,599)	(12,566)	(7,312)
Other income, net	706	126	842	324
Loss before income taxes	$(33,438)	$(119,118)	$(171,711)	$(88,044)

(a)
Segment operating income/(loss) is operating income/(loss) excluding depreciation, amortization, impairment of goodwill, intangible assets, and other long-lived assets, litigation and dispute settlement charges and gains, transaction-related costs, restructuring and other exit costs, and corporate reorganization costs. In addition, stock-based and incentive compensation and general corporate expenses are not allocated to the segments. Segment operating income/(loss) is prior to intersegment eliminations and excludes other income/(expense), net.

(b)
Unallocated expenses include various corporate costs, such as executive management, corporate finance, and legal costs. In addition, unallocated expenses include stock-based and incentive compensation, litigation and dispute settlement charges and gains, transaction-related costs, restructuring and other exit costs, and corporate reorganization costs.

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
The credit quality and the aging of financing receivables was as follows (in thousands):

	September 30, 2018	December 31, 2017
Current	$8,956	$10,571
Past due:
1 - 150 days past due	268	167
151 - 364 days past due	179	213
365 - 730 days past due	277	184
731 or more days past due	404	357
Total	$10,084	$11,492

Financing receivables on nonaccrual status totaled $1.2 million and $1.0 million at September 30, 2018 and December 31, 2017, respectively.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The allowance for credit losses and the recorded investment in financing receivables were as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Allowance for credit losses:
Balance as of January 1	$912	$846
Provision	279	280
Write-offs charged against allowance	(113)	(276)
Balance at September 30	$1,078	$850
Ending balance collectively evaluated for impairment	$1,028	$806
Ending balance individually evaluated for impairment	$50	$44
Recorded investments in financing receivables:
Balance collectively evaluated for impairment	$1,165	$943
Balance individually evaluated for impairment	$8,919	$10,710
Individually evaluated impaired loans, including the recorded investment in such loans, the unpaid principal balance, and the allowance related to such loans, each totaled less than $0.1 million as of both September 30, 2018 and December 31, 2017. The average recorded investment in such loans was less than $0.1 million for both the nine months ended September 30, 2018 and 2017. Interest income recognized on impaired loans was less than $0.1 million for both the nine months ended September 30, 2018 and 2017.
4. TRANSACTIONS WITH RELATED PARTIES
Transactions with Qurate
As of September 30, 2018, Qurate Retail, Inc. (“Qurate”), formerly Liberty Interactive Corporation, owned 36.1% of the issued and outstanding shares of FTD common stock. An Investor Rights Agreement governs certain rights of and restrictions on Qurate in connection with the shares of FTD common stock that Qurate owns.
The I.S. Group Limited
Interflora holds an equity investment of 20.4% in The I.S. Group Limited (“I.S. Group”). The investment was $1.7 million as of both September 30, 2018 and December 31, 2017, and is included in other assets in the condensed consolidated balance sheets. Until September 2018, I.S. Group supplied floral-related products to Interflora’s floral network members in both the U.K. and the Republic of Ireland as well as to other customers. In September 2018, Interflora began sourcing floral-related products directly to its floral network members in the U.K. and the Republic of Ireland. I.S. Group continues to supply floral-related products to its other customers. Under the previous arrangement that ended in September 2018, Interflora derived revenues from I.S. Group from (i) the sale of products (sourced from third-party suppliers) to I.S. Group for which revenue was recognized on a gross basis, (ii) commissions on products sold by I.S. Group (sourced from third-party suppliers) to floral network members, and (iii) commissions for acting as a collection agent on behalf of I.S. Group. Revenues related to products sold to and commissions earned from I.S. Group were $0.4 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively, and $1.7 million and $1.6 million for the nine months ended September 30, 2018 and 2017, respectively. In addition, Interflora purchased products from I.S. Group for sale to consumers. The cost of revenues related to products purchased from I.S. Group was $1.9 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $2.1 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively. Amounts due from I.S. Group were $0.2 million and $0.3 million at September 30, 2018 and December 31, 2017, respectively, and amounts payable to the I.S. Group were $0.4 million and $1.0 million at September 30, 2018 and December 31, 2017, respectively.

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
During the three months ended June 30, 2018, due to continued declines in financial results and reductions in the projected results for the remainder of 2018, the Company determined that a triggering event had occurred that required an interim impairment assessment for all of its reporting units other than the International reporting unit, as that reporting unit’s year-to-date and projected results were relatively in line with expectations. The intangible assets and other long-lived assets associated with the reporting units assessed were also reviewed for impairment. Impairment charges are included in operating expenses in the condensed consolidated statement of operations under the caption impairment of goodwill, intangible assets, and other long-lived assets. The Company performed a quantitative interim test. In calculating the fair value of the reporting units, the Company used a combination of the income approach and the market approach valuation methodologies. For all reporting units other than the ProFlowers/Gourmet Foods reporting unit, the income approach was used primarily, as management believes that a discounted cash flow approach is the most reliable indicator of the fair values of the businesses. Under the market approach, the guideline company method was used, which focuses on comparing the Company’s risk profile and growth prospects to select reasonably similar companies based on business description, revenue size, markets served, and profitability. For the ProFlowers/Gourmet Foods reporting unit, the cost approach was used. The interim test resulted in the Company’s determination that the fair value of the Florist reporting unit exceeded its carrying value and, therefore, its goodwill was not impaired. The reporting unit’s fair value exceeded its carrying value by approximately 6%. The fair values of the FTD.com, ProFlowers/Gourmet Foods, and Personal Creations reporting units were less than their carrying values and, as such, goodwill impairment charges of $35.2 million, $14.8 million, and $12.5 million, respectively, were recorded during the three months ended June 30, 2018 related to these reporting units. The ProFlowers/Gourmet Foods reporting unit’s goodwill was fully impaired as of June 30, 2018. Such goodwill impairment charges are not deductible for tax purposes.
As of September 30, 2018, the remaining goodwill balances for the U.S Consumer, Florist, and International segments are as noted in the table below. Within the U.S. Consumer segment, the remaining goodwill balances for the FTD.com and Personal Creations reporting units were $29.3 million and $13.8 million, respectively, as of September 30, 2018.
Goodwill
The changes in the net carrying amount of goodwill for the nine months ended September 30, 2018 were as follows (in thousands):

	U.S. Consumer	Florist	International	Total
Goodwill as of December 31, 2017	$106,356	$90,651	$80,034	$277,041
Purchase accounting adjustment - BloomThat acquisition	(792)	—	—	(792)
Foreign currency translation	—	—	(2,855)	(2,855)
Impairment of goodwill	(62,459)	—	—	(62,459)
Goodwill as of September 30, 2018	$43,105	$90,651	$77,179	$210,935

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2017, 2016, 2015, and 2008, the Company recorded goodwill impairment charges of $196.7 million, $84.0 million, $85.0 million, and $116.3 million, respectively. The table above reflects the Company’s September 30, 2018 goodwill balances, net of the previously recorded impairment charges. The total accumulated goodwill impairment was $544.5 million as of September 30, 2018.

Intangible Assets

Intangible assets are primarily related to the acquisition of the Company by United Online, Inc. in August 2008 and the acquisition of Provide Commerce in December 2014, and consist of the following (in thousands):

	September 30, 2018			December 31, 2017
	Gross Value (a)	Accumulated Amortization	Net	Gross Value (a)	Accumulated Amortization	Net
Complete technology	$60,510	$(60,510)	$—	$61,274	$(60,653)	$621
Customer contracts and relationships	193,076	(193,076)	—	193,775	(193,667)	108
Trademarks and trade names:
Finite-lived	41,455	(28,078)	13,377	93,593	(24,875)	68,718
Indefinite-lived (b)	90,772	—	90,772	112,518	—	112,518
Total	$385,813	$(281,664)	$104,149	$461,160	$(279,195)	$181,965

(a)	Gross value has been reduced by the impairments recorded as follows (in thousands):

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Complete technology	$561	$16,335
Customer contracts and relationships	90	—
Trademarks and trade names:
Finite-lived	52,108	27,000
Indefinite-lived (b)	20,400	38,300

(b)	As indefinite-lived assets are not amortized, the indefinite-lived trademarks and trade names have no associated amortization expense or accumulated amortization.
As of September 30, 2018, estimated future intangible assets amortization expense for each of the next five years and thereafter was as follows (in thousands):

For the Year Ended	Future Amortization Expense
2018 (remainder of the year)	$314
2019	1,254
2020	1,246
2021	1,242
2022	1,189
Thereafter	8,132
Total	$13,377

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Long-Lived Assets
Property and equipment consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Land and improvements	$1,575	$1,583
Buildings and improvements	17,129	16,375
Leasehold improvements	10,976	10,883
Equipment	13,871	13,122
Computer equipment	26,050	25,208
Computer software	76,515	58,991
Furniture and fixtures	4,525	3,215
Property and equipment, gross (a)	150,641	129,377
Accumulated depreciation	(103,043)	(95,497)
Property and equipment, net	$47,598	$33,880

(a)
Impairment charges of $4.0 million recorded during the nine months ended September 30, 2018 and $22.0 million recorded during the year ended December 31, 2017 are reflected as reductions in the gross balances as of September 30, 2018.

During the year ended December 31, 2017, the other long-lived assets related to the ProFlowers/Gourmet Foods reporting unit were fully impaired as the projected undiscounted cash flows of that reporting unit were less than the carrying amount of such assets. Additional impairment charges of $0.4 million and $4.0 million were recorded during the three and nine months ended September 30, 2018, respectively, related to capital additions for that reporting unit as the undiscounted cash flows continue to be less than the carrying amount of the assets of that asset group.
Depreciation expense, including the amortization of leasehold improvements, was $3.0 million and $5.4 million for the three months ended September 30, 2018 and 2017, respectively, and $8.3 million and $16.3 million for the nine months ended September 30, 2018 and 2017, respectively.
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
The Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, that, among other things, require the Company to maintain compliance with a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, asset sales, and the Company’s ability to incur additional debt and additional liens.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On May 31, 2018, the Company entered into the Third Amendment with its lenders, which included an agreement by the lenders to waive existing defaults caused by (1) the inclusion of a going concern uncertainty explanatory paragraph in the audit opinion of the Company’s financial statements for the year ended December 31, 2017 and (2) the breach of the consolidated net leverage ratio covenant for the three months ended March 31, 2018. The Third Amendment also restricted the Company’s combined usage of the revolving credit facility portion of the Credit Agreement, which usage was further restricted by the Fourth Amendment, the Fifth Amendment, and the Sixth Amendment, as discussed below. In addition, under the Third Amendment, the consolidated net leverage ratio and fixed charge coverage ratio covenants were revised for each quarterly period through the September 19, 2019 maturity date, as were the interest rates. The Third Amendment also required the Company to pay a quarterly fee of 0.125% times the actual daily amount of the revolver commitments and outstanding loans beginning October 1, 2018 through December 31, 2018, which fee increases to 0.25% beginning January 1, 2019 through the maturity date. The Company paid an amendment fee of 0.625% times the revolver commitments and outstanding term loan ($1.9 million) in addition to a $0.5 million work fee related to the structuring and arranging of the amendment.

On September 28, 2018, the Company entered into the Fourth Amendment with its lenders. The Fourth Amendment further restricted the Company’s combined usage of the revolving credit facility portion of the Credit Agreement, which usage was further restricted by the Fifth Amendment and the Sixth Amendment, as discussed below. In addition, the Fourth Amendment modified the measurement dates for the consolidated net leverage ratio and fixed charge coverage ratio covenants set forth in the Third Amendment such that the next measurement date was revised to the twelve month period ended October 31, 2018, from the four fiscal quarter period ended September 30, 2018, with the specific required ratio levels otherwise unchanged from the Third Amendment. The Fourth Amendment also required the Company to pay a monthly fee equal to 2.50% per annum times the actual daily amount of the Aggregate Revolving B Loans (as defined in the Credit Agreement) and subjects the Company to certain additional restrictions on capital expenditures. In addition, the Fourth Amendment also required that on October 1, 2018 all Eurocurrency loans be converted to Base Rate Loans and during the period from and after the effective date of the Fourth Amendment through October 31, 2018, which was further extended for the remaining term of the debt in the Fifth Amendment, none of the Borrowers were entitled to borrow or continue any Eurocurrency Loans nor convert any Base Rate Loans to Eurocurrency Loans without the consent of the lenders. The Company paid fees of $0.5 million related the Fourth Amendment.
As disclosed in Note 16—“Subsequent Events”, the Company entered into the Fifth Amendment and the Sixth Amendment with its lenders on October 31, 2018 and November 5, 2018, respectively. Among other modifications to the Fourth Amendment, the Fifth Amendment further restricted the Company’s combined usage of the revolving credit facility portion of the Credit Agreement, which usage was further restricted by the Sixth Amendment as discussed below. The Fifth Amendment also modified the measurement dates for the consolidated net leverage ratio and fixed charge coverage ratio covenant tests from the dates set forth in the Fourth Amendment such that the next measurement date was revised to the twelve month period ending November 30, 2018 from the twelve month period ended October 31, 2018. The Fifth Amendment also established consolidated net leverage and fixed charge coverage ratios for the twelve month period ending November 30, 2018 with the required ratio levels for the remaining periods otherwise unchanged from the Third Amendment. In addition, the Fifth Amendment subjects the Company to certain additional restrictions on capital expenditures and certain additional events of default.
The Sixth Amendment, or Amended Credit Agreement, further restricts the Company’s combined usage of the revolving credit facility portion of the Credit Agreement to amounts ranging from $90 million to $170 million based on the Company’s expected borrowing needs at various points in its business cycle, with all borrowings in excess of $150 million from and after July 6, 2019 subject to the Company’s 13-week cash forecast supporting any borrowing above such level. The Amended Credit Agreement also revises the consolidated net leverage ratio and fixed charge coverage ratio covenants set forth in the Fifth Amendment for each period through the September 19, 2019 maturity date of the Amended Credit Agreement. In connection with entry into the Amended Credit Agreement, the Company incurred an amendment fee in an amount equal to 5.50% of the outstanding term loan as of the execution date of the Amended Credit Agreement, payable in two installments, (a) 0.50% on November 6, 2018 and (b) 5.0% upon the earliest to occur of, (x) the acceleration of the loans, (y) the maturity date and (z) the date upon which all obligations under the credit facility are satisfied, provided that if (z) occurs prior to the events in (x) or (y), the deferred portion of the fee will be prorated based on the number of days remaining until the maturity date, in addition to other fees of $0.5 million.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on the Company’s 2018 year-to-date results of operations and outlook for the remainder of the term of the Amended Credit Agreement, the Company currently anticipates that it will be in compliance with the revised financial covenants under the Amended Credit Agreement. The ability to continue as a going concern is dependent on the Company generating profitable operating results, having sufficient liquidity, maintaining compliance with the revised financial covenants and other requirements under the Amended Credit Agreement, and refinancing or repaying the indebtedness outstanding under the Amended Credit Agreement, including in connection with a sale or merger of the Company or other strategic transaction, as discussed in Note 1—“Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements.”
At September 30, 2018, the interest rates applicable to borrowings under the Credit Agreement, as amended through the Fourth Amendment, are based on either LIBOR plus a margin ranging from 2.50% per annum to 7.50% per annum, or a base rate plus a margin ranging from 1.50% per annum to 6.50% per annum, calculated according to the Company’s net leverage ratio. In addition, the Company pays a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility and a letters of credit fee ranging between 2.50% per annum to 7.50% per annum. The Company is also required to pay a quarterly fee of 0.125% times the actual daily amount of the revolver commitments and outstanding loans beginning October 1, 2018 through December 31, 2018, which increases to 0.25% beginning January 1, 2019 through the maturity date, and a monthly fee equal to 2.50% per annum times the actual daily amount of the Aggregate Revolving B Loans (as defined in the Credit Agreement).

The stated interest rates as of September 30, 2018 under the term loan and the revolving credit facility were 8.75% and 8.30%, respectively. The effective interest rates as of September 30, 2018 under the term loan and the revolving credit facility portions of the Fourth Amendment were 10.60% and 10.00%, respectively. The effective interest rates include interest calculated at the stated rates, the fees noted above which commenced with each of the Third Amendment and Fourth Amendment, the amortization of both the debt issuance costs and the effective portion of the interest rate swap and commitment fees.

As of September 30, 2018, the remaining borrowing capacity under the Fourth Amendment, which was reduced by $1.8 million in outstanding letters of credit, was $11.2 million.
The changes in the Company’s debt balances for the nine months ended September 30, 2018 were as follows (in thousands):

	December 31, 2017	Draw Down of Debt	Repayments of Debt	September 30, 2018
Credit Agreement:
Revolving Credit Facility	$52,000	$272,000	$(187,000)	$137,000
Term Loan	140,000	—	(16,346)	123,654
Total Principal Outstanding	192,000	$272,000	$(203,346)	260,654
Deferred Financing Fees	(2,334)			(4,750)
Total Debt, Net of Deferred Financing Fees	$189,666			$255,904

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
The estimated fair values and notional values of outstanding derivative instruments as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

		Estimated Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
	Balance Sheet Location	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Derivative Assets:
Interest rate caps	Other assets	$—	$—	$—	$130,000

The Company recognized the following losses from derivatives, before tax, in other comprehensive income/(loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate caps	$—	$—	$—	$(1)
As of June 30, 2018, the interest rate caps had matured. As of December 31, 2017, the effective portion, before tax effect, of the Company’s interest rate caps designated as cash flow hedging instruments was $0.3 million. During the three months ended September 30, 2017, $0.1 million was reclassified from accumulated other comprehensive loss to interest expense in the condensed consolidated statements of operations. During the nine months ended September 30, 2018 and 2017, $0.3 million and $0.4 million, respectively, was reclassified from accumulated other comprehensive loss to interest expense in the condensed consolidated statement of operations.
8. FAIR VALUE MEASUREMENTS
The following table presents estimated fair values of financial assets and liabilities and derivative instruments that were required to be measured at fair value on a recurring basis (in thousands):

	September 30, 2018			December 31, 2017
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Cash equivalents	$4,535	$4,535	$—	$2,705	$2,705	$—
Total	$4,535	$4,535	$—	$2,705	$2,705	$—
Liabilities:
Non-qualified deferred compensation plan	$966	$—	$966	$1,228	$—	$1,228
Total	$966	$—	$966	$1,228	$—	$1,228

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Provide Commerce, Inc. has an executive deferred compensation plan for key management level employees under which such employees could elect to defer receipt of current compensation. This plan is intended to be an unfunded, non-qualified deferred compensation plan that complies with the provisions of section 409A of the Internal Revenue Code. At the time of the acquisition of Provide Commerce, contributions to the plan were suspended except those relating to any compensation earned but not yet paid as of the same date. The plan assets consist primarily of life insurance contracts recorded at their cash surrender value. During the three months ended June 30, 2018, the Company cancelled certain of the life insurance contracts and received proceeds totaling $10.0 million from the cash surrender value. At September 30, 2018 and December 31, 2017, the life insurance policies had cash surrender values of $1.8 million and $11.7 million, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets.
As a result of triggering events within the periods, the Company performed impairment tests of its intangible and other long-lived assets during the three months ended June 30, 2018 and the year ended December 31, 2017. Based on these tests, the Company determined that the carrying value of certain intangible assets and other long-lived assets exceeded their fair values as determined using the income approach as of June 30, 2018 and December 31, 2017. As such, non-cash, pre-tax impairment charges of $77.1 million (excluding goodwill impairment charges of $62.5 million) were recorded during the nine months ended September 30, 2018 and $103.6 million (excluding goodwill impairment charges of $196.7 million) were recorded during the year ended December 31, 2017. The determination of fair value is subjective in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs, including projected cash flows over the estimated projection period and the discount rate. See Note 5—“Goodwill, Intangible Assets, and Other Long-Lived Assets” for additional information.
The Company estimated the fair value of its outstanding debt using a discounted cash flow approach that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimated credit spread. As of September 30, 2018, the Company estimated its credit spread as 9.1% and 10.1% for the term loan and revolving credit facility, respectively, resulting in yield-to-maturity estimates for the term loan and revolving credit facility of 11.7% and 12.7%, respectively. As of December 31, 2017, the Company estimated its credit spread as 1.0% and 1.6% for the term loan and revolving credit facility, respectively, resulting in yield-to-maturity estimates for the term loan and revolving credit facility of 2.9% and 3.4%, respectively. The table below summarizes the carrying amounts and estimated fair values for the Company’s debt (in thousands):

	September 30, 2018		December 31, 2017
		Level 2		Level 2
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt outstanding	$260,654	$260,654	$192,000	$192,000
Fair value approximates the carrying amount of financing receivables because such receivables are discounted at a rate comparable to market. Fair values of cash and cash equivalents, short-term accounts receivable, accounts payable, and accrued liabilities approximate their carrying amounts because of their short-term nature.
9. STOCKHOLDERS’ EQUITY
Common Stock Repurchases
Upon the exercise of stock options or the vesting of restricted stock units (“RSUs”) or other equity compensation awards, the Company does not collect withholding taxes in cash from employees. Instead, the Company automatically withholds, from the awards that vest or stock options that are exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock but are not counted against the limits under a repurchase program. The Company then pays the minimum statutory withholding taxes in cash. During the nine months ended September 30, 2018, 0.6 million RSUs vested for which 0.1 million shares were withheld to cover the minimum statutory withholding taxes of $0.5 million.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCENTIVE COMPENSATION PLANS
In June 2018, stockholders approved the amendment to the FTD Companies, Inc. Third Amended and Restated 2013 Incentive Compensation Plan (as so amended, the “Amended Plan”), which provides for the granting of awards to employees and non-employee directors, including stock options, stock appreciation rights, RSUs, and other stock based awards. As of September 30, 2018, the Company had 6.4 million shares available for issuance under the Amended Plan.
During the nine months ended September 30, 2018, the Company granted RSUs, performance stock units (“PSUs”), and stock options to certain employees totaling 0.9 million shares, 1.3 million shares, and 0.8 million shares, respectively. The RSUs and stock options granted will generally vest in four equal annual installments. The per share weighted average fair market value of the underlying stock on the grant date of the RSUs and PSUs was $6.37 and $6.63, respectively. The options were granted with a weighted average exercise price of $6.63 per share. The following weighted average assumptions were used to estimate the fair value of the stock options at the grant date:

Risk-free interest rate	2.5%
Expected term (in years)	6.21
Dividend yield	0.0%
Expected volatility	37.8%
Vesting of the PSUs is based on the achievement of certain performance criteria, as specified in the plan, at the end of a three-year performance period ending on December 31, 2020. The actual number of shares that will ultimately vest is dependent upon the level of achievement of the performance conditions. If the minimum targets are not achieved, none of the shares will vest and any compensation expense previously recognized will be reversed. The Company recognizes stock-based compensation expense related to performance awards based upon the Company’s estimate of the likelihood of achievement of the performance targets at each reporting date. As of September 30, 2018, the Company does not expect the PSUs to vest. As such, no expense was recorded during the nine months ended September 30, 2018 related to these awards.
In addition to the equity awards noted above, eligible employees of the Company are able to participate in the FTD Companies, Inc. 2015 Employee Stock Purchase Plan (“ESPP Plan”) through which employees may purchase shares of FTD common stock at a purchase price equal to 85% of the lower of (i) the closing market price per share of FTD common stock on the first day of the offering period or (ii) the closing market price per share of FTD common stock on the purchase date. Each offering period has a six-month duration and purchase interval. The purchase dates are January 1 and July 1. As of September 30, 2018, the Company had 0.2 million shares available for grant under the ESPP Plan.
The stock-based compensation expense incurred for all equity plans in the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and 2017 have been included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenues	$18	$62	$123	$196
Sales and marketing	514	848	2,379	3,178
General and administrative	1,439	1,441	4,879	4,847
Restructuring costs	5,523	—	5,523	—
Total stock-based compensation expense	$7,494	$2,351	$12,904	$8,221

See Note 13—“Restructuring and Other Exit Costs” for further information regarding the non-cash restructuring costs incurred related to stock-based compensation.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES
During the three months ended September 30, 2018, the Company recorded a tax benefit of $2.2 million on a pre-tax loss of $33.4 million, compared to a tax benefit of $19.8 million on a pre-tax loss of $119.1 million for the three months ended September 30, 2017. The effective tax rate for the three months ended September 30, 2018 was lower compared to the three months ended September 30, 2017 as a significant portion of the restructuring costs recorded during the three months ended September 30, 2018 are not tax deductible due to Internal Revenue Service (“IRS”) Section 162(m) limitations.
During the nine months ended September 30, 2018, the Company recorded a tax benefit of $15.8 million on a pre-tax loss of $171.7 million, compared to a tax benefit of $7.5 million on a pre-tax loss of $88.0 million for the nine months ended September 30, 2017. As noted above, a significant portion of the restructuring charges recorded by the Company during the three months ended September 30, 2018 are not tax deductible due to IRS Section 162(m) limitations. In addition, the placement of a valuation allowance on the state net operating loss carryforwards and shortfalls related to vesting of equity awards increased tax expense by $1.0 million and $2.7 million, respectively, for the nine months ended September 30, 2018. For the nine months ended September 30, 2017, shortfalls related to vesting of equity awards were $1.5 million. In addition, the goodwill impairment charges recorded during both the nine months ended September 30, 2018 and 2017 are not tax deductible and, therefore, no tax benefit was recorded on such charges.

12. LOSS PER SHARE
Certain of the Company’s RSUs and PSUs are considered participating securities because they contain a non-forfeitable right to dividends irrespective of whether dividends are actually declared or paid or whether the awards ultimately vest. Accordingly, the Company computes earnings/(loss) per share pursuant to the two-class method in accordance with ASC 260, Earnings Per Share.
The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(31,210)	$(99,319)	$(155,891)	$(80,580)
Income allocated to participating securities	—	—	—	—
Net loss attributable to common stockholders	$(31,210)	$(99,319)	$(155,891)	$(80,580)
Denominator:
Basic average common shares outstanding	28,154	27,546	27,886	27,459
Add: Dilutive effect of securities	—	—	—	—
Diluted average common shares outstanding	28,154	27,546	27,886	27,459
Basic loss per common share	$(1.11)	$(3.61)	$(5.59)	$(2.93)
Diluted loss per common share	$(1.11)	$(3.61)	$(5.59)	$(2.93)
The diluted loss per common share computations exclude stock options and RSUs which are antidilutive. Weighted-average antidilutive shares for both the three months ended September 30, 2018 and 2017 were 4.2 million and for the nine months ended September 30, 2018 and 2017, were 4.0 million and 3.7 million, respectively.

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. RESTRUCTURING AND OTHER EXIT COSTS
Restructuring and other exit costs were as follows (in thousands):

	Employee Termination Costs	Facility Closure Costs	Total
Accrued as of December 31, 2017	$184	$193	$377
Charges	18,115	(18)	18,097
Cash paid	(2,284)	(175)	(2,459)
Other – non-cash	(5,535)	—	(5,535)
Accrued as of September 30, 2018	$10,480	$—	$10,480
On July 18, 2018, the Company announced that our former President and Chief Executive Officer, John C. Walden, had stepped down from such positions. Under the terms of Mr. Walden’s employment agreement, he is entitled to the severance and other benefits described in such agreement, including cash severance payments, as well as accelerated vesting of a portion of his outstanding nonvested RSUs and unvested stock options. On the same day, the Company also announced a corporate restructuring plan. During the three months ended September 30, 2018, the Company recorded $18.1 million in restructuring charges, which included employee severance costs to be paid in cash of $12.6 million and non-cash stock-based compensation related to the acceleration of certain equity awards of $5.5 million.

14. CONTINGENCIES—LEGAL MATTERS
 Commencing on August 19, 2009, the first of a series of putative consumer class action lawsuits was brought against Provide Commerce, Inc. and co-defendant Regent Group, Inc. d/b/a Encore Marketing International (“EMI”). These cases were ultimately consolidated during the next three years into Case No. 09 CV 2094 in the United States District Court for the Southern District of California under the title In re EasySaver Rewards Litigation. Plaintiffs’ claims arise from their online enrollment in subscription based membership programs known as EasySaver Rewards, RedEnvelope Rewards, and Preferred Buyers Pass (collectively, the “Membership Programs”). Plaintiffs claim that after they ordered items from certain of Provide Commerce’s websites, they were presented with an offer to enroll in one of the Membership Programs, each of which is offered and administered by EMI. Plaintiffs purport to represent a nationwide class of consumers allegedly damaged by Provide Commerce’s purported unauthorized or otherwise allegedly improper transferring of billing information to EMI, who then posted allegedly unauthorized charges to their credit or debit card accounts for membership fees for the Membership Programs. In the operative fourth amended complaint, plaintiffs asserted ten claims against Provide Commerce and EMI: (1) breach of contract (against Provide Commerce only); (2) breach of contract (against EMI only); (3) breach of implied covenant of good faith and fair dealing; (4) fraud; (5) violations of the California Consumers Legal Remedies Act; (6) unjust enrichment; (7) violation of the Electronic Funds Transfer Act (against EMI only); (8) invasion of privacy; (9) negligence; and (10) violations of the Unfair Competition Law. Plaintiffs seek damages, attorneys’ fees, and costs. After motion practice regarding the claims asserted and numerous settlement conferences and mediations in an effort to informally resolve the matter, the parties reached an agreement on the high level terms of a settlement on April 9, 2012, conditioned on the parties negotiating and executing a complete written agreement. In the weeks following April 9, 2012, the parties negotiated a formal written settlement agreement (the “Settlement”), which the court preliminarily approved on June 13, 2012. After notice to the purported class and briefing by the parties, the court conducted a final approval hearing (also known as a fairness hearing) on January 28, 2013, but did not rule. On February 4, 2013, the court entered its final order approving the Settlement, granting plaintiffs’ motion for attorneys’ fees, costs, and incentive awards, and overruling objections filed by a single objector. The court entered judgment on the Settlement on February 21, 2013. The objector filed a notice of appeal with the Ninth Circuit Court of Appeals on March 4, 2013. After the completion of briefing, the Ninth Circuit set oral argument for February 2, 2015. But on January 29, 2015, the Ninth Circuit entered an order deferring argument and resolution of the appeal pending the Ninth Circuit’s decision in a matter captioned Frank v. Netflix, No. 12 15705+. On March 19, 2015, the Ninth Circuit entered an order vacating the judgment in this matter and remanding it to the district court for further proceedings consistent with its opinion in Frank v. Netflix issued on February 27, 2015. The district court ordered supplemental briefing on the issue of final Settlement approval May 21, 2015. After briefing, the district court conducted a hearing on July 27, 2016 and took the matter under submission. On August 9, 2016, the district court entered an order reapproving the Settlement without any changes, and accordingly entered judgment and dismissed the case with prejudice. On September 6, 2016, the objector filed a notice of appeal. On November 22, 2016, plaintiffs filed a motion for summary affirmance of the district court’s judgment, to which the objector responded and filed a cross-motion for sanctions. Plaintiffs’ motion for summary affirmance temporarily stayed briefing on the appeal. On March 2,

FTD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2017, the Ninth Circuit denied plaintiffs’ motion for summary affirmance and objector’s cross-motion for sanctions, and reset the briefing schedule. The objector filed his opening brief on May 1, 2017. Thirteen state Attorneys General filed an amicus brief in support of the objector on May 8, 2017. The parties filed their answering briefs on June 30, 2017. Various legal aid organizations filed an amicus brief in support of no party regarding cy pres relief also on June 30, 2017. The objector’s optional reply brief was filed on August 14, 2017 and the Ninth Circuit heard oral arguments on May 17, 2018. On October 3, 2018, the Ninth Circuit issued an opinion vacating the district court’s award of attorney’s fees, but otherwise affirmed the district court’s approval of the class action settlement. On October 10, 2018, the objector filed a motion to stay the issuance of mandate, which would return jurisdiction to the district court, and for an extension of time to file a petition for panel rehearing. The objector’s last day to seek Supreme Court review is presently January 2, 2019. The expected settlement has been fully reserved.
There are no assurances that other legal actions or governmental investigations will not be instituted in connection with the Company’s current or former business practices. The Company cannot predict the outcome of governmental investigations or other legal actions or their potential implications for its business.
The Company records a liability when it believes that it is both probable that a loss has been incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the assessment of the probability of loss or the amount of liability and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate, (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. As of September 30, 2018 and December 31, 2017, the Company had reserves totaling $2.8 million and $2.5 million for estimated losses related to certain legal matters. With respect to other legal matters, the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company’s business, financial condition, results of operations, or cash flows.
15. SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth supplemental cash flow disclosures (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash paid for interest	$10,010	$6,261
Cash paid for income taxes, net	4,293	11,132
At September 30, 2018, non-cash investing items included $2.6 million of property and equipment purchases that were included in accounts payable and other liabilities in the Company’s consolidated balance sheet. These purchases will be reflected in investing activities in the consolidated statement of cash flows in the periods in which they are paid.
16. SUBSEQUENT EVENTS
The Company entered into the Fifth Amendment and the Sixth Amendment with its lenders on October 31, 2018 and November 5, 2018, respectively. For further information on the these amendments, see Note 6—“Financing Arrangements.”

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
FTD Companies, Inc. (which together with its subsidiaries may be referred to herein as the “Company,” “FTD,” “we,” “us,” or “our”) is a premier floral and gifting company with a vision to be the world’s floral innovator and leader, creating products, brands, and technology-driven services our customers love. We provide floral, specialty foods, gift, and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. Our business uses the highly recognized FTD® and Interflora® brands, both supported by the iconic Mercury Man® logo. While we operate primarily in the United States (“U.S.”) and the United Kingdom (“U.K.”), we have worldwide presence as our Mercury Man logo is displayed in approximately 35,000 floral shops in over 125 countries. Our diversified portfolio of brands also includes ProFlowers®, ProPlants®, Shari’s Berries®, Personal Creations®, RedEnvelope®, Flying Flowers®, and Gifts.com™. While floral arrangements and plants are our primary offerings, we also market and sell gift items, including gourmet-dipped berries and other sweets, personalized gifts, gift baskets, wine and champagne, and jewelry.
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
Through our U.S. Consumer segment, we are a leading direct marketer of floral and gift products for consumers, including food gifts, personalized gifts, and other gifting products, primarily in the U.S. Our U.S. Consumer segment operates primarily through our www.ftd.com, www.proflowers.com, www.berries.com, www.personalcreations.com, www.proplants.com, and www.gifts.com websites, associated mobile sites and applications, and the 1-800-SEND-FTD and various other telephone numbers. Through our Florist segment, we are a leading provider of products and services to our floral network members, including services that enable our floral network members to send, receive, and deliver floral orders. Floral network members include traditional retail florists, as well as other non-florist retail locations, primarily in the U.S. Our Florist segment also provides products and services to other companies in need of floral and gifting solutions. Our International segment consists of Interflora, which operates primarily in the U.K. Interflora is a leading direct marketer of floral and gift products, and operates primarily through the www.interflora.co.uk, www.flyingflowers.co.uk, and www.interflora.ie websites, associated mobile sites and applications, and various telephone numbers. Interflora also provides products and services to floral network members and to other companies in need of floral and gifting solutions.
Recent Events
On July 18, 2018, we announced that our board of directors initiated a review of strategic alternatives focused on maximizing stockholder value, including but not limited to, a sale or merger of the Company, pursuing value-enhancing initiatives as a standalone company, a capital structure optimization that may involve potential financings, or the sale or other disposition of certain of our businesses or assets.

In addition, our board of directors appointed Scott D. Levin, our then-current Executive Vice President, General Counsel and Secretary, as interim President and Chief Executive Officer. Mr. Levin succeeded John C. Walden, who stepped down from these positions and from FTD’s board of directors. On November 2, 2018, our board of directors appointed Mr. Levin President and Chief Executive Officer.

Under the terms of Mr. Walden’s employment agreement, he is entitled to the severance and other benefits described in such agreement, including cash severance payments, as well as accelerated vesting of a portion of his outstanding nonvested restricted stock units and unvested stock options, subject in each case to his compliance with certain covenants in his employment agreement. In addition, in the event of a change in control involving the Company during 2018, Mr. Walden will be entitled to receive a pro-rated target bonus calculated under the terms of his employment agreement. The foregoing description of Mr. Walden’s employment agreement is qualified in its entirety by reference to (1) the Employment Agreement between FTD Companies, Inc. and John C. Walden (the “Walden Employment Agreement”), filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and (2) the First Amendment to the Walden Employment Agreement, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018.

We also announced a corporate restructuring and cost savings plan, under which we have identified opportunities to optimize our operations, drive efficiency, and reduce costs. Under this plan, we expect to generate approximately $32.0 million to $37.0 million in annualized run-rate cost savings in 2019, with approximately $4.0 million to $5.0 million in savings expected in the second half of 2018. In conjunction with the corporate restructuring and cost savings plan, we expect to incur restructuring and corporate reorganization costs ranging between approximately $26.0 million and approximately $30.0 million. During the three months ended September 30, 2018, we incurred restructuring costs of $18.1 million, which included employee severance costs to be paid in cash of $12.6 million and non-cash stock-based compensation related to the acceleration of certain equity awards of $5.5 million. Other costs associated with the corporate reorganization and cost savings plan, such as costs to retain key employees, are expected to range from approximately $8.0 million to approximately $10.0 million, of which $2.7 million was incurred during the three months ended September 30, 2018.

On September 28, 2018, we entered into the Fourth Amendment to Credit Agreement (the Credit Agreement, as defined in “—Liquidity and Capital Resources” within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as previously amended and as further amended by the Fourth Amendment, is referred to in this Form 10-Q as the “Fourth Amendment”) with our lenders. Among other things, the Fourth Amendment further restricted our combined usage of the revolving credit facility portion of the Credit Agreement, which usage was further restricted by the Fifth Amendment and the Sixth Amendment, or Amended Credit Agreement, as defined and discussed below. In addition, the Fourth Amendment modified the measurement dates for the consolidated net leverage ratio and fixed charge coverage ratio covenants set forth in the Third Amendment such that the next measurement date was revised to the twelve month period ended October 31, 2018, from the four fiscal quarter period ended September 30, 2018, with the specific required ratio levels otherwise unchanged from the Third Amendment.
We entered into the Fifth Amendment to Credit Agreement (the Fourth Amendment, as further amended by the Fifth Amendment, is referred to in this Form 10-Q as the “Fifth Amendment”) and the Sixth Amendment to Credit Agreement (the Fifth Amendment, as further amended by the Sixth Amendment, is referred to in this Form 10-Q as the “Sixth Amendment” or “Amended Credit Amendment”) with our lenders on October 31, 2018 and November 5, 2018, respectively. Among other modifications to the Fourth Amendment, the Fifth Amendment further restricted our combined usage of the revolving credit facility portion of the Credit Agreement, which usage was further restricted by the Sixth Amendment, as discussed below. The Fifth Amendment also modified the measurement dates for the consolidated net leverage ratio and fixed charge coverage ratio covenant tests from the dates in the Fourth Amendment such that the next measurement date was revised to the twelve month period ending November 30, 2018 from the twelve month period ended October 31, 2018. The Fifth Amendment also established the consolidated net leverage and fixed charge coverage ratios as to the twelve month period ending November 30, 2018 with the required ratio levels for the remaining periods otherwise unchanged from the Third Amendment.
The Sixth Amendment, or Amended Credit Agreement, further restricts the Company’s combined usage of the revolving credit facility portion of the Credit Agreement to amounts ranging from $90 million to $170 million based on our expected borrowing needs at various points in our business cycle. The Amended Credit Agreement also revises the consolidated net leverage ratio and fixed charge coverage ratio covenants set in the Fifth Amendment for each period through the September 19, 2019 maturity date of the Amended Credit Agreement. We incurred an amendment fee in an amount equal to 5.50% of the outstanding term loan, payable in two installments, in addition to other fees of $0.5 million, as of the execution date of the Amended Credit Agreement. For further information on the Fifth Amendment and the Amended Credit Agreement, see “—Liquidity and Capital Resources” within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

KEY BUSINESS METRICS
We review a number of key business metrics to help us monitor our performance and trends affecting our segments, and to develop forecasts and budgets. These key metrics include the following:
Segment operating income.  Our Chief Operating Decision Maker uses segment operating income to evaluate the performance of our business segments and to make decisions about allocating resources among segments. Segment operating income is operating income excluding depreciation, amortization, impairment of goodwill, intangible assets, and other long-lived assets, litigation and dispute settlement charges and gains, transaction-related costs, restructuring and other exit costs, and corporate reorganization costs. In addition, stock-based and incentive compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income/(expense), net. See Note 2—“Segment Information” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a reconciliation of segment operating income to consolidated operating income and consolidated income before income taxes.
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

	Three Months Ended September 30,		Favorable/(Unfavorable) Change		Nine Months Ended September 30,		Favorable/(Unfavorable) Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except for percentages, average order values, average revenues per member, and average currency exchange rates)
Consolidated:
Consolidated revenues	$148,621	$161,304	$(12,683)	(8)%	$766,712	$805,943	$(39,231)	(5)%

U.S. Consumer:
Segment revenues(a)	$91,160	$98,264	$(7,104)	(7)%	$547,603	$586,739	$(39,136)	(7)%
Segment operating income/(loss)	$(8,234)	$(3,079)	$(5,155)	(167)%	$(9,994)	$37,146	$(47,140)	(127)%
Consumer orders	1,580	1,636	(56)	(3)%	9,672	10,137	(465)	(5)%
Average order value	$55.43	$57.51	$(2.08)	(4)%	$55.01	$56.22	$(1.21)	(2)%

Florist:
Segment revenues(a)	$31,184	$34,665	$(3,481)	(10)%	$115,316	$125,261	$(9,945)	(8)%
Segment operating income	$8,837	$9,552	$(715)	(7)%	$31,951	$35,757	$(3,806)	(11)%
Average revenues per member	$3,180	$3,263	$(83)	(3)%	$11,257	$11,397	$(140)	(1)%

International:
In USD:
Segment revenues	$28,936	$31,477	$(2,541)	(8)%	$114,965	$106,416	$8,549	8%
Segment operating income	$1,963	$3,384	$(1,421)	(42)%	$11,728	$11,982	$(254)	(2)%
Consumer orders	565	559	6	1%	2,042	1,933	109	6%
Average order value	$44.32	$46.86	$(2.54)	(5)%	$46.58	$45.48	$1.10	2%
In GBP:
Segment revenues	£22,183	£24,017	£(1,834)	(8)%	£84,447	£83,696	£751	1%
Average order value	£34.01	£35.78	£(1.77)	(5)%	£34.26	£35.78	£(1.52)	(4)%
Average currency exchange rate: GBP to USD	1.30	1.31			1.36	1.27

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

	Three Months Ended September 30,		Favorable/(Unfavorable) Change		Nine Months Ended September 30,		Favorable/(Unfavorable) Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages)
Revenues	$148,621	$161,304	$(12,683)	(8)%	$766,712	$805,943	$(39,231)	(5)%
Operating expenses:
Cost of revenues	96,801	103,175	(6,374)	6%	502,030	502,728	(698)	—%
Sales and marketing	36,202	36,450	(248)	1%	189,551	181,570	7,981	(4)%
General and administrative	25,249	27,656	(2,407)	9%	74,083	83,450	(9,367)	11%
Amortization of intangible assets	314	3,820	(3,506)	92%	3,311	11,459	(8,148)	71%
Restructuring and other exit costs	18,097	1,113	16,984	NM	18,097	2,057	16,040	NM
Impairment of goodwill, intangible assets, and other long-lived assets	411	105,735	(105,324)	100%	139,627	105,735	33,892	(32)%
Total operating expenses	177,074	277,949	(100,875)	36%	926,699	886,999	39,700	(4)%
Operating loss	(28,453)	(116,645)	88,192	76%	(159,987)	(81,056)	(78,931)	(97)%
Interest expense, net	(5,691)	(2,599)	(3,092)	(119)%	(12,566)	(7,312)	(5,254)	(72)%
Other income, net	706	126	580	460%	842	324	518	160%
Loss before income taxes	(33,438)	(119,118)	85,680	72%	(171,711)	(88,044)	(83,667)	(95)%
Benefit from income taxes	(2,228)	(19,799)	17,571	(89)%	(15,820)	(7,464)	(8,356)	112%
Net loss	$(31,210)	$(99,319)	$68,109	69%	$(155,891)	$(80,580)	$(75,311)	(93)%

NM = not meaningful
     We present certain results from our International segment on a constant currency basis, which results are considered non-GAAP financial measures. Management believes the inclusion of constant currency information permits comparison of results between periods as if foreign currency exchange rates had remained constant period-over-period. Our International segment operates principally in the U.K. We calculate constant currency by applying the foreign currency exchange rate for the prior period to the local currency results for the current period.

Consolidated Revenues

Consolidated revenues decreased $12.7 million, or 8%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to a $7.1 million decrease in revenues from our U.S. Consumer segment and a $3.5 million decrease in revenues from our Florist segment. In constant currency, International segment revenues decreased $2.4 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Foreign currency exchange rates had a $0.1 million unfavorable impact on our consolidated revenues during the three months ended September 30, 2018.
Consolidated revenues decreased $39.2 million, or 5%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to a $39.1 million decrease in revenues from our U.S. Consumer segment and a $9.9 million decrease in revenues from our Florist segment, which were partially offset by a $8.5 million increase ($0.8 million in constant currency) in revenues from our International segment. Foreign currency exchange rates had a $7.8 million favorable impact on our consolidated revenues during the nine months ended September 30, 2018.

Consolidated Cost of Revenues
Consolidated cost of revenues decreased $6.4 million, or 6%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease was primarily due to decreases of $3.4 million and $1.8 million in costs associated with our U.S. Consumer and International segments, respectively. Gross margin was 35% for the three months ended September 30, 2018, as compared to 36% for the three months ended September 30, 2017.
Consolidated cost of revenues decreased $0.7 million for the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017. Costs of revenues increased by $7.2 million ($1.7 million in constant currency) in our International segment, which was partially offset by decreases of $5.7 million and $1.1 million in costs associated with our U.S. Consumer and Florist segments, respectively. Foreign currency exchange rates had a $5.5 million unfavorable impact on our consolidated cost of revenues during the nine months ended September 30, 2018. Gross margin was 35% for the nine months ended September 30, 2018, as compared to 38% for the nine months ended September 30, 2017.
Consolidated Sales and Marketing
Consolidated sales and marketing expenses decreased $0.2 million, or 1%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to a decrease of $2.2 million in costs associated with our Florist segment, which was partially offset by increases of $1.0 million and $0.8 million ($0.9 million in constant currency) in costs associated with our U.S. Consumer and International segments, respectively. Foreign currency exchange rates had less than a $0.1 million favorable impact on our consolidated sales and marketing costs during the three months ended September 30, 2018. Consolidated sales and marketing expenses, as a percentage of consolidated revenues, were 24% for the three months ended September 30, 2018 compared to 23% for the three months ended September 30, 2017.
Consolidated sales and marketing expenses increased $8.0 million, or 4%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to increases of $11.8 million and $1.7 million ($0.9 million in constant currency) in costs associated with our U.S. Consumer and International segments, respectively. These increases were partially offset by a $6.0 million decrease in our Florist segment. Foreign currency exchange rates had a $0.8 million unfavorable impact on our consolidated sales and marketing costs during the nine months ended September 30, 2018. Consolidated sales and marketing expenses, as a percentage of consolidated revenues, were 25% for the nine months ended September 30, 2018 compared to 23% for the nine months ended September 30, 2017.
Consolidated General and Administrative
Consolidated general and administrative expenses decreased $2.4 million, or 9%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease was primarily due to decreases of $3.5 million in costs related to our 2017 corporate strategic planning, $1.9 million in depreciation expense, and $1.0 million in personnel-related costs. These decreases were partially offset by increases of $2.7 million in corporate reorganization and $0.7 million in legal and consulting costs related to potential transactions.
Consolidated general and administrative expenses decreased $9.4 million, or 11%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease was primarily due to decreases of $6.7 million in depreciation expense, $5.3 million in costs related to our 2017 corporate strategic planning, and $2.9 million in personnel-related costs. These decreases were partially offset by increases of $2.7 million in corporate reorganization, $1.0 million in legal and professional fees expense, $0.9 million in legal and consulting costs related to potential transactions, and $0.5 million in bad debt expense.
Amortization of Intangible Assets
Amortization expense related to intangible assets decreased $3.5 million and $8.1 million, respectively, for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 as certain intangible assets were impaired during the second quarter of 2018 and the year ended December 31, 2017.

Restructuring and Other Exit Costs
Restructuring costs incurred during both the three and nine months ended September 30, 2018 totaled $18.1 million related to the corporate restructuring and cost savings plan announced in July 2018. Such costs included employee severance and accelerated vesting of equity awards under the terms of certain executive employment agreements. During the three and nine months ended September 30, 2017, restructuring and other exit costs of $1.1 million and $2.1 million, respectively, were incurred primarily related to employee termination and facility closure costs.
Impairment of Goodwill, Intangible Assets, and Other Long-Lived Assets
During the three and nine months ended September 30, 2018, we recorded pre-tax impairment charges of $0.4 million and $139.6 million, respectively. During both the three and nine months ended September 30, 2017, we recorded pre-tax impairment charges of $105.7 million. See Note 5—“Goodwill, Intangible Assets, and Other Long-Lived Assets” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, for a further description of these charges.
Interest Expense, Net
Interest expense, net increased $3.1 million and $5.3 million, respectively, for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 due to higher interest rates and fees related to the Fourth Amendment, as further described in “—Liquidity and Capital Resources” within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Provision for Income Taxes
During the three months ended September 30, 2018, we recorded a tax benefit of $2.2 million on a pre-tax loss of $33.4 million, compared to a tax benefit of $19.8 million on a pre-tax loss of $119.1 million for the three months ended September 30, 2017. The effective tax rate for the three months ended September 30, 2018 was lower compared to the three months ended September 30, 2017 as a significant portion of the restructuring charges recorded during the three months ended September 30, 2018 are not tax deductible due to Internal Revenue Service (“IRS”) Section 162(m) limitations.
During the nine months ended September 30, 2018, we recorded a tax benefit of $15.8 million on a pre-tax loss of $171.7 million, compared to a tax benefit of $7.5 million on a pre-tax loss of $88.0 million for the nine months ended September 30, 2017. As noted above, a significant portion of the restructuring charges we recorded during the three months ended September 30, 2018 are not tax deductible due to IRS Section 162(m) limitations. In addition, the placement of a valuation allowance on the state net operating loss carryforwards and shortfalls related to vesting of equity awards increased tax expense by $1.0 million and $2.7 million, respectively, for the nine months ended September 30, 2018. For the nine months ended September 30, 2017, shortfalls related to vesting of equity awards were $1.5 million. In addition, the goodwill impairment charges recorded during both the nine months ended September 30, 2018 and 2017 are not tax deductible and, therefore, no tax benefit was recorded on such charges.
BUSINESS SEGMENT OPERATING RESULTS
The Company reports its business in three reportable segments: U.S. Consumer, Florist, and International. Segment operating income is operating income excluding depreciation, amortization, impairment of goodwill, intangible assets, and other long-lived assets, litigation and dispute settlement charges and gains, transaction-related costs, restructuring and other exit costs, and corporate reorganization costs. In addition, stock-based and incentive compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income/(expense), net.

U.S. CONSUMER SEGMENT

	Three Months Ended September 30,		Favorable/(Unfavorable) Change		Nine Months Ended September 30,		Favorable/(Unfavorable) Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages and average order values)
Segment revenues	$91,160	$98,264	$(7,104)	(7)%	$547,603	$586,739	$(39,136)	(7)%
Segment operating income/(loss)	$(8,234)	$(3,079)	$(5,155)	(167)%	$(9,994)	$37,146	$(47,140)	(127)%
Key metrics and other financial data:
Consumer orders	1,580	1,636	(56)	(3)%	9,672	10,137	(465)	(5)%
Average order value	$55.43	$57.51	$(2.08)	(4)%	$55.01	$56.22	$(1.21)	(2)%
Segment operating margin	(9)%	(3)%			(2)%	6%
U.S. Consumer Segment Revenues
U.S. Consumer segment revenues decreased $7.1 million, or 7%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, driven by a 4% decrease in average order value and a 3% decrease in order volume. The decrease in average order value was primarily due to a shift in the product mix to lower priced products. The decrease in order volume was primarily due to lower traffic and conversion on our websites. Revenues decreased 16% and 7% for the FTD.com and ProFlowers businesses, respectively, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Partially offsetting these decreases was an 18% increase in revenues for the Personal Creations reporting unit for the three months ended September 30, 2018 compared to the same period in 2017. Revenues for the Gourmet Foods unit were relatively consistent for the three months ended September 30, 2018 compared to the same period in 2017.
U.S. Consumer segment revenues decreased $39.1 million, or 7%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, driven by a 5% decrease in order volume and a 2% decrease in average order value. The decrease in order volume was primarily due to lower traffic and conversion on our websites. The decrease in average order value was primarily due to increased promotional offers and a shift in the product mix to lower priced products. Revenues decreased 11%, 10%, and 4% for the FTD.com, ProFlowers, and Gourmet Foods businesses, respectively, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Partially offsetting these decreases was a 21% increase in revenues for the Personal Creations reporting unit for the nine months ended September 30, 2018 compared to the same period in 2017.
U.S. Consumer Segment Operating Income/(Loss)
U.S. Consumer segment operating loss increased $5.2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The gross margin for the U.S. Consumer segment decreased to 28% for the three months ended September 30, 2018, as compared to 30% for the three months ended September 30, 2017, primarily due to the product mix noted above, higher product costs, and higher shipping costs. Sales and marketing expenses increased $1.0 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to increases in paid social media marketing, professional fees, and personnel-related costs.
For the nine months ended September 30, 2018, the U.S. Consumer segment reported an operating loss of $10.0 million compared to operating income of $37.1 million for the nine months ended September 30, 2017. The gross margin for the U.S. Consumer segment decreased to 31% for the nine months ended September 30, 2018, as compared to 35% for the nine months ended September 30, 2017, primarily due to the reduced pricing and increased shipping costs noted above and increased inventory write-offs from lower than anticipated Valentine’s Day orders during the first quarter of 2018. Sales and marketing expenses increased $11.8 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to media-based marketing and increased variable marketing spend, primarily during the first quarter of 2018, and increases in professional fees and personnel-related costs.

FLORIST SEGMENT

	Three Months Ended September 30,		Favorable/(Unfavorable) Change		Nine Months Ended September 30,		Favorable/(Unfavorable) Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages and average revenues per member)
Segment revenues	$31,184	$34,665	$(3,481)	(10)%	$115,316	$125,261	$(9,945)	(8)%
Segment operating income	$8,837	$9,552	$(715)	(7)%	$31,951	$35,757	$(3,806)	(11)%
Key metrics and other financial data:
Average revenues per member	$3,180	$3,263	$(83)	(3)%	$11,257	$11,397	$(140)	(1)%
Segment operating margin	28%	28%			28%	29%
Florist Segment Revenues
Florist segment revenues for the three months ended September 30, 2018 decreased $3.5 million, or 10%, compared to the three months ended September 30, 2017. The decline was primarily due to a $3.0 million decrease in services revenues due to lower clearinghouse order volume and a decline in online services. Products revenues decreased $0.5 million, primarily related to a planned reduction in container offerings and related pricing, which were partially offset by an increase in fresh flower sales. Average revenues per member decreased 3% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to the decline in clearinghouse order volume.
Florist segment revenues for the nine months ended September 30, 2018 decreased $9.9 million, or 8%, compared to the nine months ended September 30, 2017. The decline was primarily due to a $6.9 million decrease in services revenue due to lower clearinghouse order volume and declines in online services. Products revenues decreased $3.0 million, primarily related to a planned reduction in container offerings and related pricing, which were partially offset by an increase in fresh flower sales. Average revenues per member decreased 1% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to the decline in clearinghouse order volume.
Florist Segment Operating Income
Florist segment operating income decreased $0.7 million, or 7%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The gross margin for the Florist segment decreased to 68% for the three months ended September 30, 2018, as compared to 69% for the three months ended September 30, 2017, primarily due to declines in high-margin clearinghouse order-related revenues. Sales and marketing expenses decreased $2.2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to fewer incentives paid to member florists and lower personnel-related costs. General and administrative expenses increased $0.2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to an increase in bad debt expense. The Florist segment operating margin was 28% for the three months ended September 30, 2018 and 2017.
Florist segment operating income decreased $3.8 million, or 11%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The gross margin for the Florist segment decreased to 66% for the nine months ended September 30, 2018, as compared to 67% for the nine months ended September 30, 2017, primarily due to declines in high-margin clearinghouse order-related revenues and planned reductions in container revenue and pricing. Sales and marketing expenses decreased $6.0 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to fewer incentives paid to member florists as a result of lower order volume. General and administrative expenses increased $1.0 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to an increase in bad debt expense. The Florist segment operating margin was 28% for the nine months ended September 30, 2018 compared to 29% for the nine months ended September 30, 2017.

INTERNATIONAL SEGMENT

	Three Months Ended September 30,		Favorable/(Unfavorable) Change		Nine Months Ended September 30,		Favorable/(Unfavorable) Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages, average order values, and average currency exchange rates)
In USD:
Segment revenues	$28,936	$31,477	$(2,541)	(8)%	$114,965	$106,416	$8,549	8%
Impact of foreign currency	105	—	105		(7,772)	—	(7,772)
Segment revenues (in constant currency)(a)	$29,041	$31,477	$(2,436)	(8)%	$107,193	$106,416	$777	1%

Segment operating income	$1,963	$3,384	$(1,421)	(42)%	$11,728	$11,982	$(254)	(2)%
Impact of foreign currency	10	—	10		(933)	—	(933)
Segment operating income (in constant currency)(a)	$1,973	$3,384	$(1,411)	(42)%	$10,795	$11,982	$(1,187)	(10)%

Key metrics and other financial data:
Consumer orders	565	559	6	1%	2,042	1,933	109	6%
Average order value	$44.32	$46.86	$(2.54)	(5)%	$46.58	$45.48	$1.10	2%
Segment operating margin	7%	11%			10%	11%
In GBP:
Segment revenues	£22,183	£24,017	£(1,834)	(8)%	£84,447	£83,696	£751	1%
Average order value	£34.01	£35.78	£(1.77)	(5)%	£34.26	£35.78	£(1.52)	(4)%
Average currency exchange rate: GBP to USD	1.30	1.31			1.36	1.27

(a)	USD at prior year comparable period foreign currency exchange rate.
We present certain results from our International segment on a constant currency basis, which results are considered non-GAAP financial measures. Management believes the inclusion of constant currency information permits comparison of results between periods as if foreign currency exchange rates had remained constant period-over-period. Our International segment operates principally in the U.K. We calculate constant currency by applying the foreign currency exchange rate for the prior period to the local currency results for the current period.
International Segment Revenues
International segment revenues decreased $2.5 million, or 8%, ($2.4 million, or 8%, in constant currency) for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 as a 1% increase in consumer orders was more than offset by a 5% decrease in average order value. The decrease in average order value was driven by an unfavorable product mix and reduced pricing combined with the loss of credit card fee income due to statutory regulations.
International segment revenues increased $8.5 million, or 8%, ($0.8 million, or 1%, in constant currency) for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in revenues in constant currency was driven by an increase in consumer orders of 6%, primarily resulting from increased holiday orders during the first quarter of 2018 and reduced pricing on non-peak orders. Partially offsetting the increase in orders was a decrease in average order value of 4% due to an unfavorable product mix and reduced pricing, the loss of credit card fee income due to statutory regulations, and increased discounts and refunds. Foreign currency exchange rates had a $7.8 million favorable impact on our International segment revenues during the nine months ended September 30, 2018.

International Segment Operating Income
International segment operating income decreased $1.4 million, or 42%, both as reported and in constant currency for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The gross margin for the International segment was 32% for both the three months ended September 30, 2018 and 2017. Sales and marketing expenses increased $0.8 million ($0.9 million in constant currency) due to increased costs related to the launch of the floral-related supplies business, marketing personnel, and the florist network. International segment operating margin decreased to 7% for the three months ended September 30, 2018 compared to 11% for the three months ended September 30, 2017.
International segment operating income decreased $0.3 million, or 2%, ($1.2 million, or 10%, in constant currency) for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The gross margin for the International segment decreased to 30% for the nine months ended September 30, 2018 compared to 31% for the nine months ended September 30, 2017. Sales and marketing expenses increased $1.7 million ($0.9 million, or 7%, in constant currency) due to increased costs related to the launch of the floral-related supplies business, marketing personnel, and the florist network. General and administrative expenses decreased $0.1 million, or 1%, ($0.6 million, or 7%, in constant currency). The decrease in constant currency was primarily due to a decrease in professional fees and other cost savings. International segment operating margin decreased to 10% for the nine months ended September 30, 2018 compared to 11% for the nine months ended September 30, 2017.
UNALLOCATED EXPENSES

	Three Months Ended September 30,		Favorable/(Unfavorable) Change		Nine Months Ended September 30,		Favorable/(Unfavorable) Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages)
Unallocated expenses	$27,266	$11,573	$15,693	(136)%	$42,483	$32,428	$10,055	(31)%
Unallocated expenses include various corporate costs, such as executive management, corporate finance, and legal costs. In addition, unallocated expenses include stock-based and incentive compensation, restructuring and other exit costs, corporate reorganization costs, transaction and integration costs, and litigation and dispute settlement charges and gains.
Unallocated expenses increased $15.7 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. During the three months ended September 30, 2018, we incurred $18.1 million of restructuring costs, $2.7 million of financial consulting and employee retention costs associated with our corporate reorganization plan announced in July 2018, and $0.7 million of legal and consulting costs related to potential transactions. The restructuring costs include $12.6 million of employee severance and $5.5 million of stock-based compensation related to the acceleration of certain equity awards. Restructuring and other exit costs totaled $1.1 million for the three months ended September 30, 2017. In addition, we incurred $3.5 million of costs related to corporate strategic planning during the three months ended September 30, 2017.
Unallocated expenses increased $10.1 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we incurred $18.1 million of restructuring costs, $2.7 million of financial consulting and employee retention costs associated with our corporate reorganization plan announced in July 2018, and $0.9 million of legal and consulting costs related to potential transactions. Restructuring and other exit costs totaled $2.1 million for the nine months ended September 30, 2017. Legal and professional fees increased $3.1 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Partially offsetting the increases in costs was a $4.3 million decrease related to personnel-related costs during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. In addition, we incurred $5.3 million of costs related to corporate strategic planning during the nine months ended September 30, 2017.

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
The Credit Agreement contains customary representations and warranties, events of default, affirmative covenants, and negative covenants, that, among other things, requires us to maintain compliance with a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, asset sales, and our ability to incur additional debt and additional liens.
On May 31, 2018, we entered into the Third Amendment to Credit Agreement (the Credit Agreement, as previously amended and as further amended by the Third Amendment, is referred to in this Form 10-Q as the “Third Amendment”) with our lenders, which included an agreement by the lenders to waive existing defaults, as described in Note 6—“Financing Arrangements” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. The Third Amendment also restricted our combined usage of the revolving credit facility portion of the Credit Agreement, which usage was further restricted by the Fourth Amendment, the Fifth Amendment, and the Sixth Amendment, as discussed below. In addition, under the Third Amendment, the consolidated net leverage ratio and fixed charge coverage ratio covenants were revised for each quarterly period through the September 19, 2019 maturity date, as were the interest rates. The Third Amendment also required us to pay a quarterly fee of 0.125% times the actual daily amount of the revolver commitments and outstanding loans beginning October 1, 2018 through December 31, 2018, which increases to 0.25% beginning January 1, 2019 through the maturity date. We paid an amendment fee of 0.625% times the revolver commitments and outstanding term loan ($1.9 million) in addition to a $0.5 million work fee related to the structuring and arranging of the amendment.

On September 28, 2018, we entered into the Fourth Amendment with our lenders. The Fourth Amendment further restricted our combined usage of the revolving credit facility portion of the Credit Agreement, which usage was further restricted by the Fifth Amendment and the Sixth Amendment, as discussed below. In addition, the Fourth Amendment modified the measurement dates for the consolidated net leverage ratio and fixed charge coverage ratio covenants set forth in the Third Amendment such that the next measurement date was revised to the twelve month period ended October 31, 2018, from the four fiscal quarter period ended September 30, 2018, with the specific required ratio levels otherwise unchanged from the Third Amendment. The Fourth Amendment also required us to pay a monthly fee equal to 2.50% per annum times the actual daily amount of the Aggregate Revolving B Loans (as defined in the Credit Agreement) and subjected us to certain additional restrictions on capital expenditures. In addition, the Fourth Amendment also required that on October 1, 2018 all Eurocurrency loans be converted to Base Rate Loans and during the period from and after the effective date of the Fourth Amendment through October 31, 2018, which was further extended for the remaining term of the debt in the Fifth Amendment, none of the Borrowers were entitled to borrow or continue any Eurocurrency Loans nor convert any Base Rate Loans to Eurocurrency Loans without the consent of the lenders. We paid fees of $0.5 million related to the Fourth Amendment.

We entered into the Fifth Amendment and the Sixth Amendment with our lenders on October 31, 2018 and November 5, 2018, respectively. Among other modifications to the Fourth Amendment, the Fifth Amendment further restricted our combined usage of the revolving credit facility portion of the Credit Agreement, which usage was further restricted by the Sixth Amendment as discussed below. The Fifth Amendment also modified the measurement dates for the consolidated net leverage ratio and fixed charge coverage ratio covenant tests from the dates set forth in the Fourth Amendment such that the next measurement date was revised to the twelve month period ending November 30, 2018 from the twelve month period ended October 31, 2018. The Fifth Amendment also established consolidated net leverage and fixed charge coverage ratios for the twelve month period ending November 30, 2018 with the required ratio levels for the remaining periods otherwise unchanged from the Third Amendment. In addition, the Fifth Amendment subjects us to certain additional restrictions on capital expenditures.

The Sixth Amendment, or Amended Credit Agreement, further restricts our combined usage of the revolving credit facility portion of the Credit Agreement to amounts ranging from $90 million to $170 million based on our expected borrowing needs at various points in our business cycle, with all borrowings in excess of $150 million from and after July 6, 2019 subject to our 13-week cash forecast supporting any borrowing above such level. The Amended Credit Agreement also revises the consolidated net leverage ratio and fixed charge coverage ratio covenants set forth in the Fifth Amendment for each period through the September 19, 2019 maturity date of the Amended Credit Agreement. In connection with entry into the Amended Credit Agreement, we incurred an amendment fee in an amount equal to 5.50% of the outstanding term loan as of the execution date of the Amended Credit Agreement, payable in two installments, (a) 0.50% on November 6, 2018 and (b) 5.0% upon the earliest to occur of, (x) the acceleration of the loans, (y) the maturity date and (z) the date upon which all obligations under the credit facility are satisfied, provided that if (z) occurs prior to the events in (x) or (y), the deferred portion of the fee will be prorated based on the number of days remaining until the maturity date, in addition to other fees of $0.5 million.

Our ability to continue as a going concern is dependent on our generating profitable operating results, having sufficient liquidity, maintaining compliance with our revised financial covenants and other requirements under the Amended Credit Agreement, and refinancing or repaying the indebtedness outstanding under the Amended Credit Agreement, including in connection with a sale or merger of the Company or other strategic transaction, as discussed below under “—Going Concern.”

At September 30, 2018, the interest rates applicable to borrowings under the Credit Agreement, as amended through the Fourth Amendment, are based on either LIBOR plus a margin ranging from 2.50% per annum to 7.50% per annum, or a base rate plus a margin ranging from 1.50% per annum to 6.50% per annum, calculated according to our net leverage ratio. In addition, we pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility and a letters of credit fee ranging between 2.50% per annum to 7.50% per annum. We are also required to pay a quarterly fee of 0.125% times the actual daily amount of the revolver commitments and outstanding loans beginning October 1, 2018 through December 31, 2018, which increases to 0.25% beginning January 1, 2019 through the maturity date, and a monthly fee equal to 2.50% per annum times the actual daily amount of the Aggregate Revolving B Loans (as defined in the Credit Agreement).

The stated interest rates as of September 30, 2018 under the term loan and the revolving credit facility portions were 8.75% and 8.30%, respectively. The effective interest rates as of September 30, 2018 under the term loan and the revolving credit facility were 10.60% and 10.00%, respectively. The effective interest rates include interest calculated at the stated rates, the fees noted above which commenced with each of the Third Amendment and Fourth Amendment, the amortization of both the debt issuance costs and the effective portion of the interest rate swap and commitment fees.
The term loan is subject to amortization payments of $5 million per quarter and customary mandatory prepayments under certain conditions. During the nine months ended September 30, 2018, we made scheduled payments of $16 million under the term loan. We had net borrowings of $85 million on the revolving credit facility during the nine months ended September 30, 2018. The outstanding balance of the term loan and all amounts outstanding under the revolving credit facility are due upon maturity in September 2019.
As of September 30, 2018, the remaining borrowing capacity under the Credit Agreement, as amended through the Fourth Amendment, which was reduced by $1.8 million in outstanding letters of credit, was $11.2 million.
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
Going Concern
As described above, the financial statements included in this Form 10-Q have been prepared assuming the Company will continue as a going concern. Our ability to continue as a going concern is dependent on our generating profitable operating results, having sufficient liquidity, maintaining compliance with the revised financial covenants and other requirements under the Amended Credit Agreement, and refinancing or repaying the indebtedness outstanding under the Amended Credit Agreement, including in connection with a sale or merger of the Company or other strategic transaction, as discussed in more detail below.
Based on our 2018 year-to-date results of operations and outlook for the remainder of the term of the Amended Credit Agreement, we currently anticipate that we will be in compliance with the revised financial covenants under the Amended Credit Agreement. However, the Company also will need to make sufficient progress in addressing the need to refinance or repay the indebtedness outstanding under the Amended Credit Agreement such that the Company is able to obtain an audit opinion with no modifications on the Company’s financial statements for the year ending December 31, 2018. If we are unable to meet the revised financial covenants or other requirements of the Amended Credit Agreement and we are unable to obtain waivers or amendments from our lenders, the lenders could exercise remedies under the Amended Credit Agreement and repayment of the indebtedness outstanding under the Amended Credit Agreement could be accelerated. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness was accelerated.
As part of our efforts to address these issues, as previously announced, our board of directors has initiated a review of strategic alternatives. The strategic alternatives under consideration include, but are not limited to, a sale or merger of the Company, our continuing to pursue value-enhancing initiatives as a standalone company, and potential financings or equity transactions. We also announced a corporate restructuring and cost savings plan, under which opportunities to optimize operations, drive efficiency, and reduce costs have been identified.

As noted above, we will need to refinance or repay the indebtedness outstanding under the Amended Credit Agreement no later than the September 2019 maturity date of the Amended Credit Agreement. There can be no assurance that we will be able to effect a refinancing on acceptable terms or repay this outstanding indebtedness, when required or if at all, including as a result of the strategic alternatives review noted above. In this regard, there can be no assurance that the strategic alternatives review will result in any particular strategic alternative or strategic transaction. If we are not successful in our initiatives or do not have sufficient liquidity to fund our business activities, we may be forced to limit our business activities or be unable to continue as a going concern, which would have a material adverse effect on our results of operations and financial condition. The uncertainties identified above raise substantial doubt about our ability to continue as a going concern. The financial statements included in this Form 10-Q do not include any adjustments that might result from the outcome of our efforts to address these uncertainties.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017
Our total cash and cash equivalents balance decreased by $6.4 million to $23.1 million as of September 30, 2018, compared to $29.5 million as of December 31, 2017. Our summary cash flows for the periods presented were as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used for operating activities	$(56,091)	$(18,144)
Net cash used for investing activities	$(14,165)	$(10,677)
Net cash provided by/(used for) financing activities	$64,003	$(25,941)
Net cash used for operating activities was $56.1 million for the nine months ended September 30, 2018 compared to $18.1 million for the nine months ended September 30, 2017. The increase in cash used for operating activities was primarily driven by the increase in net loss of $75.3 million for the nine months ended September 30, 2018 compared to the same period in 2017 and was partially offset by an increase of $19.6 million in non-cash items, which include but are not limited to depreciation and amortization, impairment of assets, stock-based compensation, deferred taxes, and provision for doubtful accounts receivable, and cash provided by changes in operating assets and liabilities of $17.8 million. Such changes include $12.1 million of lower payments of accounts payable and accrued liabilities due to timing of vendor payments, $2.4 million of lower payments of other liabilities, $1.6 million increase in income taxes payable, $1.0 million decrease in cash paid for inventories, and a $0.7 million increase in deferred revenue. Changes in working capital can cause variations in our cash flows used for operating activities due to seasonality, timing, and other factors.
Net cash used for investing activities for the nine months ended September 30, 2018 included purchases of property and equipment totaling $26.4 million, which were partially offset by $10.0 million of proceeds from the surrender of corporate-owned life insurance policies and $2.2 million of proceeds received from the sale of a business. Net cash used for investing activities for the nine months ended September 30, 2017 included purchases of property and equipment totaling $10.7 million. We currently anticipate total capital expenditures for 2018 between $35 and $38 million. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, capital expenditures related to potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, we may choose to invest in technological advances in support of our business initiatives or make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.
Net cash used for financing activities increased $89.9 million, primarily due to net proceeds from borrowings under the Credit Agreement totaling $68.7 million during the nine months ended September 30, 2018 compared to net repayments of $25.0 million during the nine months ended September 30, 2017. Partially offsetting the net proceeds from borrowings was the payment of deferred financing costs totaling $4.6 million during the 2018 period. In addition, repurchases of common stock related to tax withholdings on vested stock awards decreased by $1.5 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Contractual Obligations and Other Commitments
During the first quarter of 2018, we entered into a lease for office space in Chicago, Illinois. The lease expires in 2030 with future contractual obligations totaling $17.0 million over the term of the agreement. There have been no other material changes, outside the ordinary course of business, related to our contractual obligations or other commitments as disclosed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
At September 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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
During the three months ended June 30, 2018, due to continued declines in financial results and reductions in the projected results for the remainder of 2018, we determined that a triggering event had occurred that required an interim impairment assessment for all of its reporting units other than the International reporting unit, as that reporting unit’s year-to-date and projected results were relatively in line with expectations. The intangible assets and other long-lived assets associated with the reporting units assessed were also reviewed for impairment. In calculating the fair value of all of the reporting units except the ProFlowers/Gourmet Foods reporting unit, we used a combination of the income approach and the market approach valuation methodologies. For the ProFlowers/Gourmet Foods reporting unit, the cost approach was used as the net asset value method provided the highest indication of value for that reporting unit. The income approach was used primarily, as we believe that a discounted cash flow approach is the most reliable indicator of the fair values of the businesses. Under the market approach, we used the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar companies based on business description, revenue size, markets served, and profitability. The key assumptions used in the income approach discounted cash flow valuation model included discount rates, growth rates, cash flow projections, and terminal growth rates. The discount rates utilized are indicative of the return an investor would expect to receive for investing in a similar business. Considering industry and company specific historical data and internal forecasts and projections, management developed growth rates and cash flow projections for each reporting unit. In determining the terminal growth rates, we considered GDP growth, consumer price inflation, and the long term growth prospects of each reporting unit. The discount rate, growth rates, royalty rates, cash flow projections, and terminal growth rates are also significant estimates used in the determination of the fair value of the indefinite-lived intangible assets. Under the cost approach, we used the net asset value method, which is based on the premise that a prudent investor would pay no more for an asset than its replacement or reproduction cost.

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
The interim impairment test performed during the three months ended June 30, 2018 resulted in our determination that the fair value of our Florist reporting unit exceeded its carrying value and, therefore, its goodwill was not impaired. The Florist reporting unit fair value exceeded its carrying value by 6%. The fair values of the FTD.com, ProFlowers/Gourmet Foods, and Personal Creations reporting units were less than their carrying values and, as such, goodwill impairment charges of $35.2 million, $14.8 million, and $12.5 million, respectively, were recorded during the three months ended June 30, 2018 related to these reporting units.
Certain key assumptions used in determining the fair value for our reporting units as of June 30, 2018 were as follows:

	Discount Rates	Terminal Growth Rates
FTD.com	26.5%	2.0%
Florist	20.0%	0.5%
International	13.5%	2.0%
ProFlowers/Gourmet Foods	26.5%	2.0%
Personal Creations	26.5%	2.5%

In conjunction with the interim goodwill impairment test during the three months ended June 30, 2018, we also reviewed the fair values of our indefinite-lived intangible assets for impairment. The FTD.com reporting unit and the Florist segment share a trademark and trade name and, therefore, share the related indefinite-lived asset. The interim impairment test for that indefinite-lived intangible asset was performed by comparing the fair value of the asset to its carrying value and resulted in the determination that the fair value was less than its carrying value, and, accordingly, a pre-tax impairment charge of $20.4 million was recorded during the three months ended June 30, 2018. Certain key assumptions used in determining the fair value of the indefinite-lived intangible assets were discount rates of 20.0% to 26.5% and average royalty rates of 2.5% to 5.0%.
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

In conjunction with the interim goodwill impairment test during the three months ended June 30, 2018, we also reviewed our finite-lived intangible assets for potential impairment. The impairment evaluation of the finite-lived intangible assets indicated that the carrying amount of the ProFlowers trade name was not recoverable when compared to the expected undiscounted future cash flows. As such, a pre-tax impairment charge of $51.9 million was recorded related to the ProFlowers trade name during the three months ended June 30, 2018. In addition, due to a management decision to cease operations of BloomThat, a business acquired in 2017 that was included in the ProFlowers/Gourmet Foods reporting unit, a pre-tax impairment charge of $0.9 million was recorded related to the remaining carrying value of the finite-lived intangible assets associated with that business.
During the year ended December 31, 2017, the other long-lived assets related to the ProFlowers/Gourmet Foods reporting unit were fully impaired as the projected undiscounted cash flows of that reporting unit were less than the carrying amount of such assets. Additional impairment charges of $0.4 million and $4.0 million were recorded during the three and nine months ended September 30, 2018, respectively, related to capital additions for that reporting unit as its undiscounted cash flows continue to be less than the carrying amount of the assets of that asset group. Also in conjunction with the interim goodwill impairment assessment during the three months ended June 30, 2018, we performed an impairment assessment of our other long-lived assets for reporting units other than ProFlowers/Gourmet Foods by comparing the expected undiscounted future cash flows to the carrying amounts of the assets. The result of that assessment was that the assets of the other reporting units were not impaired.
We are currently completing a review of strategic alternatives for our businesses. Given the uncertainties regarding the related impacts such review and our limited liquidity, as discussed in “—Liquidity and Capital Resources” within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could have on our financial performance, there can be no assurance that the estimates and assumptions made for purposes of the interim impairment testing will prove to be accurate predictions of the future. In addition, our stock price has continued to be volatile. If our projections of future cash flows and financial performance are not achieved, or if our market capitalization declines further, we may be required to record impairment charges on our goodwill, intangible assets, or other long-lived assets in future periods, whether in connection with our next annual impairment testing in the fourth quarter of 2018. It is not possible at this time to determine if any such additional future impairment charge would result or, if it does, whether such charge would be material. See Note 5—“Goodwill, Intangible Assets, and Other Long-Lived Assets” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for the remaining balances of goodwill by reporting unit and intangible assets.
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

Our U.S. businesses were in a cumulative three year net loss position, adjusted for permanent items, at the end of the three months ended September 30, 2018. Given the cumulative losses, which are negative evidence that was considered in assessing the realizability of the U.S. deferred tax assets, we did not consider future taxable income exclusive of reversing temporary differences and carryforwards nor did we consider tax planning strategies related to those businesses. We did consider the future reversal of existing taxable temporary differences as positive evidence that was considered in assessing the need for a valuation allowance. At September 30, 2018, the U.S. businesses were in a net deferred tax liability position. Based on a scheduling analysis, the deferred tax liabilities will be reversed over future periods and create taxable income that will exceed the deductions created by the reversal of the deferred tax assets. We believe that this presents sufficient positive evidence to overcome the negative evidence presented by the cumulative net losses.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The condensed consolidated financial statements included in this Form 10-Q have been prepared on a going concern basis. Our ability to continue as a going concern is dependent on our generating profitable operating results, having sufficient liquidity, maintaining compliance with the revised financial covenants and other requirements under the Amended Credit Agreement, refinancing or repaying the indebtedness outstanding under the Amended Credit Agreement, including in connection with a sale or merger of the Company or other strategic transaction. As part of our efforts to address the substantial doubt about our ability to continue as a going concern, as previously announced, our board of directors has initiated a review of strategic alternatives and a corporate restructuring and cost savings plan.
Based on our 2018 year-to-date results of operations and outlook for the remainder of the term of the Amended Credit Agreement, we currently anticipate that we will be in compliance with the revised financial covenants under the Amended Credit Agreement. For additional information regarding the Amended Credit Agreement see Note 6—“Financing Arrangements” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Part I, Item 2 of this Form 10-Q. However, if we are unable to meet the revised financial covenants or other requirements of the Amended Credit Agreement and we are unable to obtain waivers or amendments from our lenders, the lenders could exercise remedies under the Amended Credit Agreement and repayment of the indebtedness outstanding under the Amended Credit Agreement could be accelerated. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness was accelerated.
We will need to refinance or repay the indebtedness outstanding under the Amended Credit Agreement no later than the September 2019 maturity date of the Amended Credit Agreement. There can be no assurance that we will be able to effect a financing on acceptable terms or repay this outstanding indebtedness, when required or if at all, including as a result of our strategic alternatives review. In this regard, there can be no assurance that the strategic alternatives review will result in any particular strategic alternative or strategic transaction. If we are not successful in our initiatives or do not have sufficient liquidity to fund our business activities, we may be forced to limit our business activities or be unable to continue as a going concern, which would have a material adverse effect on our results of operations and financial condition. These conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments that might result from the outcome of our efforts to address these issues.

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

At September 30, 2018, we had $260.7 million of principal indebtedness outstanding, all of which is current with a maturity date of September 19, 2019. Such indebtedness includes $123.7 million outstanding under a term loan and $137.0 million outstanding under revolving loans. Our substantial indebtedness could have significant consequences for our business and financial condition. For example:

•
Our failure to comply with the terms of the Amended Credit Agreement, including failure to meet payment obligations or as a result of events beyond our control, could result in an event of default on our debt. Upon an event of default, our lenders could elect to cause all amounts outstanding with respect to that debt to become immediately due and payable, and we would be unable to access our revolving credit facility. An event of default could materially and adversely affect our operating results, financial condition, and liquidity.

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

We cannot assure you that our cash flows, combined with additional borrowings under the current and any future credit agreements, will be available in an amount sufficient to enable us to repay our indebtedness or to fund other liquidity needs. These conditions raise substantial doubt about our ability to continue as a going concern. For additional information regarding our Amended Credit Agreement see Note 6—“Financing Arrangements” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Depending on the results of our recently announced strategic alternatives review process, we may need to refinance all or a portion of our indebtedness on or before the September 2019 maturity date of the Amended Credit Agreement. There can be no assurance that we will be able to effect a refinancing on acceptable terms or repay this outstanding indebtedness, when required or if at all, including as a result of the strategic alternatives review noted above. In this regard, there can be no assurance that the strategic alternatives review will result in any particular strategic alternative or strategic transaction. The terms of any alternative debt may give the holders rights, preferences, and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of any new debt may also impose additional and more stringent restrictions on our operations than are currently in place. If we are unable to refinance our debt, we may default under the terms of our indebtedness, which could lead to an acceleration of the debt. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness was accelerated.

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
During the three months ended September 30, 2018, our board of directors initiated a review of strategic alternatives focused on maximizing stockholder value. The strategic alternatives expected to be considered include, but are not limited to, a sale or merger of the Company, continuing to pursue value-enhancing initiatives as a standalone company, a capital structure optimization that may involve potential financings, or the sale or other disposition of certain of our businesses or assets. At that same time, we also announced a corporate restructuring and cost savings plan, under which we have identified opportunities to optimize our operations, drive efficiency, and reduce costs.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 6.  EXHIBITS

Incorporated by Reference to
No.	Exhibit Description	Filed with this Form 10-Q	Form	File No.	Date Filed	Exhibit Number (if different)
10.1	Letter of Special Retention Compensation between FTD Companies, Inc. and Scott Levin**	X
10.2	Letter of Special Retention Compensation between FTD Companies, Inc. and Steven D. Barnhart**	X
10.3	Letter of Special Retention Compensation between FTD Companies, Inc. and Joseph R. Topper, Jr.**	X
10.4	Letter of Special Retention Compensation between FTD Companies, Inc. and Rhys Hughes**	X
10.5	Letter of Special Retention Compensation between FTD Companies, Inc. and Tom Douglas Moeller**	X
10.6	Fourth Amendment to Credit Agreement		8-K	001-35901	10/01/18	10.1
10.7	Fifth Amendment to Credit Agreement		8-K	001-35901	11/06/18	10.1
10.8	Sixth Amendment to Credit Agreement		8-K	001-35901	11/06/18	10.2
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X

**     Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2018	FTD Companies, Inc. (Registrant)

	By:	/s/ Steven D. Barnhart
Steven D. Barnhart
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)