Form 10-K
period 2018-12-31
FTD Companies, Inc.
filed 2019-03-18
CIK 1575360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018 Or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018), based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market was $80.9 million. At March 6, 2019, there were 28,322,610 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be used in conjunction with the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III (Item 10 through Item 14) of this report, unless this report is amended to provide such information.

FTD COMPANIES, INC.
INDEX TO FORM 10-K
For the Year Ended December 31, 2018

In this document, references to the “Company,” “FTD,” “we,” “us,” and “our” refer to FTD Companies, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

Forward-Looking Statements
This Annual Report on Form 10-K (this “Form 10-K”) and the documents incorporated herein by reference contain certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding the exploration of strategic alternatives; the strategic and financial evaluation of our business; our corporate restructuring and cost savings plan and other strategies; our future financial performance; our ability to continue as a going concern, repay or refinance indebtedness and invest in initiatives; expectations about future business plans, prospective performance and opportunities; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; impairment charges; tax payments; foreign currency exchange rates; hedging arrangements; our products and services; pricing; marketing plans; competition; settlement of legal matters; and the impact of accounting changes and other pronouncements. Potential factors that could affect such forward-looking statements include, among others, uncertainties associated with being able to identify, evaluate or complete any strategic alternative or strategic transaction; the impact of the announcement of our review of strategic alternatives, as well as any strategic alternative or strategic transaction that may be pursued, on our business, including our financial and operating results and our employees, suppliers and customers; our ability to implement and realize anticipated benefits from our corporate restructuring and cost savings plan and other initiatives; our ability to repay, refinance or restructure our outstanding debt, and the other factors disclosed in the section entitled “Risk Factors” in this Form 10-K and additional factors that accompany the related forward-looking statements in this Form 10-K and in our other filings with the U.S. Securities and Exchange Commission (“SEC”), as updated from time to time in our subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I
ITEM 1.  BUSINESS
Overview
FTD Companies, Inc., together with its subsidiaries (referred to herein as the “Company,” “FTD,” “we,” “us,” or “our”) is a premier floral and gifting company with a vision to be the world’s floral innovator and leader, creating products, brands, and technology-driven services our customers love. We provide floral, specialty foods, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. Our business uses the highly recognized FTD® and Interflora® brands, both of which are supported by the iconic Mercury Man® logo. While we operate primarily in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), and the Republic of Ireland, we have worldwide presence as our iconic Mercury Man logo is displayed in over 30,000 floral shops in more than 125 countries. Today, the “Mercury Man” is one of the most recognized logos in the world, and we are one of the largest e-commerce floral and gift retailers in the world. Our diversified portfolio of brands also includes ProFlowers®, Shari’s Berries®, Personal Creations®, Flying Flowers®, Gifts.com™, and ProPlants®. While floral arrangements and plants are our primary offerings, we also market and sell gift items, including gourmet-dipped berries and other specialty foods, personalized gifts, gift baskets, wine and champagne, jewelry, and spa products.
References to “MD&A” refer to Management’s Discussion and Analysis included in Part II, Item 7 of this Form 10-K. References to “Footnote” refer to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
About FTD
In 1910, thirteen American retail florists, led by John Valentine, agreed to exchange orders for out-of-town deliveries. In telegraphing orders to each other from opposite sides of the country, they hoped to eliminate their reliance on trains to send flowers to far away recipients. At the time, lengthy transit times made sending flowers to friends and relatives in distant locations almost impossible. The flowers could not survive the long journey. Soon independent florists all over America were telegraphing and telephoning orders to each other using the FTD network. They found that, by working together, they were able to make the seemingly impossible, possible. For the first time, beautiful bouquets could be made and personally hand-delivered anywhere in the country within a day. The idea revolutionized the way flowers could be sent; customers could now mark special occasions with flowers from afar. Originally called “Florists’ Telegraph Delivery Association,” FTD was the world’s first flowers-by-wire service. In 1914, FTD adopted the Roman messenger god as its logo, and the Mercury Man has ever since been our iconic logo. In 1965, FTD expanded to include international transactions, and the company was renamed “Florists’ Transworld Delivery” to reflect its growing worldwide presence.
Not surprisingly, it was not long before florists outside of the U.S. wanted to provide the same delivery service to distant locations. In the U.K., a nursery owner from Essex and a florist in Glasgow brought the concept to the U.K., and in 1923, Florists’ Telegraph Delivery Association launched in the U.K. In the 1950s, the name Interflora was adopted, which is one of the most recognized brands in the U.K. and the Republic of Ireland. FTD acquired Interflora British Unit (“Interflora”) in 2006. Our Interflora brand recognition within the U.K. flower delivery market has the highest prompted awareness when compared to our competitors based on a survey completed in January 2019 by Aurora Market Research. In 2012, Interflora acquired certain assets of the Gifts Division of Flying Brands Limited, including the Flying Flowers business.
On December 31, 2014, we acquired from a wholly owned subsidiary of Qurate Retail, Inc. (“Qurate”), formerly Liberty Interactive Corporation, all of the issued and outstanding shares of common stock of Provide Commerce, Inc. (the “Acquisition”). Provide Commerce, Inc. (“Provide Commerce”) was founded in 1998 under the name ProFlowers, Inc. In 2003, ProFlowers, Inc. changed its name to Provide Commerce, Inc. Subsequent to its initial public offering in 2003 and prior to its acquisition by Qurate in 2006, Provide Commerce was an independent, publicly traded company. At December 31, 2018, Qurate holds 36.0% of the outstanding shares of FTD common stock. For additional information and risks associated with the Acquisition and Qurate’s ownership interest in us, see “Risk Factors,” which appears in Part I, Item 1A of this Form 10-K.
FTD Companies, Inc. is a Delaware corporation headquartered in Downers Grove, Illinois that was formed in April 2008 in connection with United Online Inc.’s (“United Online”) acquisition of FTD Group, Inc. (“FTD Group”). FTD Group, a wholly owned subsidiary of FTD Companies, Inc., is a Delaware corporation that was formed in 2003 by a private investment fund affiliated with Leonard Green & Partners, L.P. solely for the purpose of acquiring majority ownership of FTD, Inc. FTD, Inc., a wholly owned subsidiary of FTD Group, is a Delaware corporation that commenced operations in 1994 when FTD converted from a not-for-profit cooperative to a for-profit corporation. FTD, Inc.’s principal operating subsidiaries are Florists’ Transworld Delivery, Inc., FTD.COM Inc., Interflora, and Provide Commerce.

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
Recent Events
In July 2018, we announced that our board of directors initiated a review of strategic alternatives focused on maximizing stockholder value, including but not limited to, a sale or merger of the Company, pursuing value-enhancing initiatives as a standalone company, or the sale or other disposition of certain of our businesses or assets.
In addition, in July 2018, we announced a corporate restructuring and cost savings plan, under which we identified opportunities to optimize our operations, drive efficiency, and reduce costs. Under this plan, we currently expect to generate approximately $25.0 million to $28.0 million in annualized run-rate cost savings in 2019. In conjunction with the corporate restructuring and cost savings plan, we currently expect to incur restructuring and corporate reorganization costs ranging between approximately $28.0 million and approximately $32.0 million. During the second half of 2018, we incurred restructuring costs of $18.2 million, which included employee severance costs to be paid in cash of $12.7 million and non-cash stock-based compensation related to the acceleration of certain equity awards of $5.5 million. Other costs associated with the corporate reorganization and cost savings plan, such as consulting fees and costs to retain key employees, are currently expected to range from approximately $10.0 million to approximately $12.0 million, of which $7.0 million was incurred during the second half of 2018.
Also in July 2018, our board of directors appointed Scott D. Levin, our then-current Executive Vice President, General Counsel and Secretary, as interim President and Chief Executive Officer. Mr. Levin succeeded John C. Walden, who stepped down from these positions and from our board of directors. On November 2, 2018, our board of directors appointed Mr. Levin President and Chief Executive Officer. On December 7, 2018, our board of directors appointed Mr. Levin as a director.
As detailed in Footnote 6—“Financing Arrangements,” during the year ended 2018, we entered into several amendments to the Credit Agreement (as defined herein) with our lenders. These amendments, among other things, restricted combined usage of the credit facility portion of the Credit Agreement, modified measurement dates and the required ratios for the consolidated net leverage ratio and fixed charge coverage ratio covenant tests and updated fees.
On March 13, 2019, the Company entered into the Seventh Amendment to Credit Agreement (the Credit Agreement, as previously amended and as further amended by the Seventh Amendment, the “Amended Credit Agreement”) with our lenders. The Amended Credit Agreement includes, among other terms, a minimum Consolidated Adjusted EBITDA (as defined in the Amended Credit Agreement) covenant; further limitations on capital expenditures; a covenant requiring that, on or before June 1, 2019, the Company shall consummate one or more transactions (i) that would permit the Company and its subsidiaries to continue as a going concern, which must provide for the repayment in full of the obligations under the Amended Credit Agreement no later than June 1, 2019, or (ii) from which all or substantially all of the aggregate net cash proceeds are used to repay obligations and permanently reduce the commitments under the Amended Credit Agreement; and updated limits on our combined usage of the revolving credit facility portion of the Credit Agreement throughout its remaining term. In addition, the consolidated net leverage ratio and fixed charge coverage ratio covenants were deleted for the period ending March 31, 2019 and subsequent periods. For additional information regarding the Amended Credit Agreement see Footnote 6—“Financing Arrangements.”
Our Businesses
Provide Commerce. Our Provide Commerce business is a consumer business that includes our ProFlowers, Shari’s Berries, Personal Creations, Gifts.com, and ProPlants brands. Provide Commerce operates primarily through the www.proflowers.com, www.berries.com, www.personalcreations.com, www.gifts.com, and www.proplants.com websites, associated mobile sites and applications, and various telephone numbers. The business units within Provide Commerce include ProFlowers (including ProPlants), Gourmet Foods (including Shari’s Berries), and Personal Creations (including Gifts.com). Floral and gift offerings within these business units include fresh-cut flowers, plants, gourmet-dipped berries and other specialty foods, personalized gifts, and other gifting products. Consumer orders for this segment are fulfilled and shipped directly to the recipient primarily through our company-operated distribution network or by third-party suppliers. This business is included in our U.S. Consumer operating and reporting segment.

FTD.com. Our FTD.com business is a consumer business for our FTD brand and operates primarily in the U.S. through our www.ftd.com website, associated mobile sites and applications, and the 1-800-SEND-FTD telephone number. While floral arrangements and plants are our primary offerings, we also market and sell gift items, including gourmet-dipped berries and other specialty foods, gift baskets, and spa products. The majority of consumer orders for this segment are hand delivered by our floral network members, with same-day delivery available in most locations. The remaining consumer orders are fulfilled and shipped directly to the recipient in a special, elegant FTD gift box through our company-operated distribution network or by third parties via next-day and future-day delivery services. This business has a negative working capital model, as consumers generally pay us before payment is required to be made to floral network members or other third-party vendors. This business is included in our U.S. Consumer operating and reporting segment.
Florist. Our Florist business operates in the business-to-business market. Through our Florist business, together with Interflora, we are the world’s largest and longest-serving floral network, offering products and services to our floral network members, funeral directors, independent gift shops, other retailers, and to other companies in need of floral and gifting solutions. Floral network members include traditional retail florists and other non-florist retail locations offering floral and related products, that are located primarily in the U.S. and Canada. Our comprehensive suite of services includes, among other things, access to the FTD brand and the Mercury Man logo, which are supported by various FTD marketing campaigns; clearinghouse and order transmission services that enable our members to send, receive, and deliver floral and gift orders; access to the floral network; directory publication services; credit card processing services; e-commerce website services; online advertising tools; and system support services. Our large floral network provides an order fulfillment vehicle for our consumer businesses that generally allows us to offer same-day delivery capability to recipients throughout the U.S. and Canada.
Our Florist business also sells products to floral network members, including fresh-cut flowers, branded and non-branded containers, packaging, marketing products, and a wide variety of other floral-related supplies. Selling branded containers to our members helps to ensure that the consumer orders fulfilled by our floral network members are consistent with the product imagery displayed on our websites. We also provide point-of-sale systems and related technology services that enable our floral network members to transmit and receive orders and manage several back-office functions of a retailer’s business, including accounting, customer relationship management, direct marketing campaigns, delivery route management, and event planning. This business is included in our Florist operating and reporting segment.
Interflora. Our Interflora business is a premier floral and gifting company in the U.K., offering a wide range of products and delivery options while providing one of the highest service levels in the U.K. and the Republic of Ireland. Interflora operates primarily through its www.interflora.co.uk, www.flyingflowers.co.uk and www.interflora.ie websites, associated mobile sites and applications, and various telephone numbers. Our Interflora business offers our floral network members access to the Interflora brand and the Mercury Man logo; services that enable our members to send, receive, and deliver floral and gift orders; and e-commerce website services. Orders are transmitted to floral network members or third-party suppliers for processing and delivery. The majority of consumer orders are hand-delivered by our floral network members, who provide same-day delivery, including three-hour delivery. Members may also provide evening and Sunday delivery options as well as timed delivery services. The remaining consumer orders are fulfilled and shipped in an elegant gift box directly to the recipient by third parties, who provide next-day and future-day delivery services. Interflora’s floral and gift offerings include fresh-cut flower arrangements, occasion-specific gifts and plants, stuffed bears, chocolates, wine and champagne. This business has a negative working capital model, as consumers generally pay us before payment is required to be made to floral network members or other third-party vendors. In addition, Interflora sells fresh-cut flowers, certain associated gift products, and floral-related supplies to our floral network members and other companies in need of floral and gifting solutions, including funeral directors, independent gift shops, and other retailers. Our Interflora business is included in our International operating and reporting segment.
Industry Background
Our consumer brands operate within the gifting industry. The gifting market is estimated to be greater than $100 billion annually in the U.S. (excluding cash and gift cards) according to a Unity Marketing report from 2015.

Floral Industry
This market’s floral gifting segment, including self-purchase, accounts for roughly $12 billion annually within the gifting market, based on estimates from the Society of American Florists. In the U.K., floral industry retail purchases, including fresh-cut flowers and indoor plants, were over £2 billion in 2014, according to a study by Mintel, a market research company.

Both the U.S. and U.K. markets are highly fragmented, with thousands of floral industry participants that can be grouped into three broad channels:

•
Floral Mass Marketers: This channel, which includes our ProFlowers, FTD.com, and Interflora businesses, captures floral orders from consumers through websites, associated mobile sites and applications, and telephone. Floral mass marketers’ share of floral gifting has expanded due to shifting consumer preferences towards purchasing floral products online and through mobile sites and applications as well as the emergence of prominent brands with national or international reach. Increasing consumer interest in floral arrangements shipped directly to consumer recipients via common carrier has also benefited floral mass marketers.

•
Retail Florists: There were approximately 13,400 retail florists in the U.S. in 2018, the number of which has been declining in recent years, according to Dun & Bradstreet’s 2018 industry profile. Supermarkets, mass merchants, and other retailers have established or increased their presence in the floral gifting market by adding a variety of floral and related gift products to their merchandise assortments. The growth of supermarkets and mass merchants as important distribution channels within the floral gifting market has led many traditional retail florists to expand their merchandise offerings to include a larger selection of gift items, outdoor nursery stock, and seasonal decorations, among other items.

•
Supermarkets and Mass Merchants: Supermarkets, mass merchants, and other retailers continue to increase their presence in the floral gifting market by adding a variety of floral and related gift products to their product offerings.

Complementary to these channels, floral wire services are able to transmit orders to their specific network of retail florists for fulfillment. These orders include the aforementioned online and telephone orders made by end consumers as well as those placed by other florists. Floral wire services may offer a broad range of services to florists in their network, such as order transmission, clearinghouse services, marketing, and other business-to-business services, to promote these florists’ revenue growth and facilitate the efficient operation of their businesses. Order clearinghouse services ensure the flow of payment between a floral network member sending an order received from a consumer and the member receiving and fulfilling the order, thereby eliminating counterparty credit risk for the floral network members. Traditional retail florists often rely on floral network services to provide incoming order volume.
Specialty Food and Gift Industry

As described above, the total U.S. gifting market was estimated at greater than $100 billion annually in 2015 (Unity Marketing Gifting Report 2015) and is highly fragmented with consumers purchasing gifts for a broad array of occasions in both retail stores and online. In 2015, according to Unity Marketing, over 50% of consumers purchased gifts online, which increased from 39% in 2010.

Food gifting sales were projected to approach $20 billion in 2018, according to the “Food Gifting in the U.S.,” March 2018 study by Packaged Facts. Consumers view gourmet foods as relevant for a number of different gifting occasions including traditional holidays such as Valentine’s Day, winter holidays, and Mother’s Day as well as everyday gifting occasions such as “Thinking of You,” “Birthday,” and “Congratulations” events based on data from a consumer survey commissioned by us and conducted by a third-party in 2017. According to Packaged Facts’ research, of the food gifts purchased, boxed chocolates/candies remain the most prevalent gift for others totaling 28% of purchases during the twelve-month period tested. Other commonly purchased food gifts include sweet baked foods, coffee/tea/hot chocolate gifts, and nut/salty foods.

Personalized gifts are also important to consumers as they look to purchase a special, memorable gift for others. Personalized gifting in the U.S. in 2017 approximated $5.6 billion and is forecasted to be one of the faster growing markets, growing to $7.4 billion in 2020 based on the “Global Personalized Gifts Market for 2017-2021” report by Technavio.com. Consumers may purchase personalized gifts for a variety of reasons, but primarily for the winter holidays, new baby, and weddings and anniversaries, based on data from a consumer survey commissioned by us and conducted by a third-party in 2017.

Our Business Strategy
Our vision is to be the world’s floral innovator and leader, creating products, brands, and technology-driven services our customers love. In 2018, we launched our long-term strategic growth plan to attain these goals through the following key components:

•
Strong Disruptive Brand that Earns the Trust and Wins the Hearts of Consumers:  Our extensive range of fresh-cut flowers, floral arrangements, and plants provides our customers with innovative offerings in expressing life’s most important sentiments. We offer exclusive products by FTD, Interflora, ProFlowers, Shari’s Berries, and Personal Creations, and other exclusive products designed with our strategic partners. Our premium and branded floral gift products include FTD Luxe Collection, FTD Color Confection Collection, USO® Collection, and DaySpring®, among others. Any third party trademarks are the property of their respective owners.

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
As consumer shopping continues to migrate from computers to mobile devices, we are committed to providing the best shopping experience from all types of devices. We have reignited an enterprise-wide focus on this, launching new mobile-first, customer-centric websites and supporting the ongoing optimization with a strong, cross-functional team.
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

•
Network of Strong Partnerships with the World’s Best Florists:  Maintaining strong relationships with our floral network members is key to our success. We have both customer and supplier relationships with our florist network members. To maintain high standards among our floral network members, we have member training programs and a quality assurance program to review and test the quality offered by our floral network members. We believe that our florist network members have the blend of skills, creativity, and attention to detail needed to create unique and special handmade arrangements. Further, our floral network members have important roles in supporting our brands. We believe that the partnership between FTD and our member florists is and should be based on a mutually beneficial value proposition. Just as we seek to partner with the highest quality florists, we also strive to provide them with high quality products and services, including local websites, order processing, hard goods, order flow, and marketing services as examples, to help their business thrive.

Broader engagement efforts related to our floral network members include member appreciation and training events, sponsorship and participation in floral and retail industry trade shows, and offline media campaigns. In addition, many of our consumer marketing efforts are also designed to integrate with and enhance the businesses of our floral network members. By enhancing the FTD and Interflora brands, we increase the possibility that a consumer will place an order directly with one of our floral network members since floral retailers frequently highlight their association with our floral networks in their own marketing efforts. We also employ dedicated sales forces to market our products and services to our floral network members and to encourage other floral retailers to buy floral and gift products and services from us.

•
High-Quality, Low Cost, Market Leading Fulfillment Capabilities:  We believe a key differentiator for our brands is delivering high-quality, consistent products and services to our customers. Having strong relationships with quality suppliers is crucial to the success of our platforms. To maintain high standards, we have established quality assurance programs to review and test our suppliers on an ongoing basis. We continue to work with suppliers to explore new methods to preserve quality and freshness, ensure a diverse product offering, maintain efficient technology, and reduce costs. In addition, we regularly seek out new suppliers to provide the broadest available selection of quality products for the benefit of our customers. Our extensive flower selection is largely sourced from Colombia, the U.S., Kenya, Holland, Ecuador, Thailand, and Costa Rica. In addition, our strawberries are largely sourced from the U.S. and Mexico. Further, we offer a variety of delivery options, including same-day delivery to the U.S. and the U.K., next-day and future-day delivery service throughout the world (subject to certain limitations), and three-hour, as well as morning and afternoon delivery options in the U.K.

Our fulfillment model includes independent retail florists, company-operated distribution facilities that ship product directly to our customers, and third-party suppliers who also ship directly to our customers. Further, we are part of an international network with over 30,000 floral shops displaying our iconic Mercury Man logo, enabling consumers to purchase products for delivery in more than 125 countries. We continue to optimize our distribution network, enabling us to deliver our products to customers in a high-quality manner while improving the efficiency of our fulfillment and logistics operations.

•
Complementary Non-Floral Categories: In addition to our floral and floral-related products, we also offer additional items, including gourmet-dipped berries and other specialty foods, personalized gifts, wine and champagne, jewelry, and spa products. These items provide innovative offerings for expressions of sentiment to help best deliver on a customer’s gifting needs, and they are shipped directly to a recipient in a gift box. We assemble or personalize many of our products in our company-operated facilities, with the remainder processed by third-party suppliers.

Reportable Segments
We report our business operations in three operating and reportable segments: U.S. Consumer, Florist, and International. Prior to January 1, 2018, the Company reported its business in four reportable segments. As a result of a change in the information provided to and utilized by the Company’s then-current Chief Executive Officer (who was also the Company’s Chief Operating Decision Maker (“CODM”)) to assess the performance of the business, the Company combined the previous Provide Commerce and Consumer segments into one reportable segment, our U.S. Consumer segment. Our Florist segment includes the Florist business. Our International segment includes the Interflora business. Our current CODM, Mr. Scott D. Levin, continues to receive and utilize information provided for these three segments to assess the performance of the business. For additional information about our reportable segments refer to the MD&A and Footnote 2—“Segment Information.”

Segment revenues from external customers, as a percentage of total revenues, for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
U.S. Consumer	70%	71%	71%
Florist	15%	15%	15%
International	15%	14%	14%
Total revenues	100%	100%	100%

Competition
Consumer market.  The consumer market for flowers and gifts is highly competitive and fragmented, as consumers can purchase the products we offer from numerous sources, including traditional local retail florists, supermarkets, mass merchants, gift retailers, floral and gift mass marketers, specialty markets, and other online retailers. We believe the primary competitive factors in the consumer market are strength of brand, price, quality of products, selection, fulfillment capabilities, customer service, website performance, and ordering convenience. In the U.S., our key competitors include online floral and gift retailers, including such companies as 1-800-FLOWERS.COM, Inc., and certain mass merchants. In addition, the specialty foods category is also highly competitive and fragmented, with competition from online retailers, specialty companies, and certain mass merchants. Further, we compete with personalized gift retailers as well as mass merchants and other general gift companies which also offer personalized products.
Floral network services market.  The floral network services market is also highly competitive, and retail florists and supermarkets may choose from a variety of providers that offer similar products and services. In addition, the number of retail florists has been declining over a number of years. As the number of retail florists declines, competition for the business of the remaining retail florists may intensify. We believe the primary competitive factors in this market are price, order volume, customer service, services offered, strength of brand, and fulfillment capabilities. Our key competitors in the U.S. floral network services market include providers of online or e-commerce services, retailers and wholesalers of floral-related products, and other floral network services providers, such as Teleflora and BloomNet Wire Service, a subsidiary of 1-800-FLOWERS.COM, Inc. However, other non-florist retail locations and other companies may continue to expand their floral and gifting offerings.
International market.  We face strong competition in the consumer markets in the U.K. and the Republic of Ireland, with similar trends and competitive factors as those seen in the U.S. The markets in the U.K. and the Republic of Ireland are also large and highly fragmented. Key competitors in the international consumer market include mass market retailers, grocery chains, online retailers, and specialty gift retailers. We also face competition in the business-to-business market for floral network services.
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
Seasonality and Cyclicality
Our revenues, operating results, and cash flows across our businesses typically exhibit seasonality. Revenues, operating results, and cash flows tend to be lower for the third quarter because none of the most popular floral and gift-giving holidays, which include Mother’s Day, Valentine’s Day, Christmas, Easter, and Thanksgiving, fall within that quarter. In addition, depending on the year, Easter and the U.K. Mother’s Day sometimes fall within the first quarter and sometimes fall within the second quarter. Furthermore, depending on the year, certain of the most popular floral and gift-giving holidays, such as Valentine’s Day, may occur on a weekend or government holiday, which historically has negatively impacted orders. Our

ProFlowers and Gourmet Foods businesses experience a greater level of seasonality and have historically generated an operating loss and used cash for operations during the third quarter. Historically, a significant portion of the revenues and operating profit of these businesses have been generated in the first half of the year. Our Personal Creations business is also highly seasonal with approximately half of its revenues and substantially all of its operating profits generated in the fourth quarter during the winter holiday season. As a result of these variations, we believe that comparisons of our revenues and operating results for any period with those of the immediately preceding period, or in some instances, the same period of the preceding fiscal year, may be of limited relevance in evaluating our historical performance and predicting our future financial performance. Our working capital and any short-term borrowings may also fluctuate during the year as a result of the factors described above.
Revenue Sources
We generate revenues primarily from the sale of products and services, as further described below:

•
Products revenues.  Products revenues are derived primarily from selling floral, gourmet-dipped berries and other specialty foods, personalized gifts, and other gift items to consumers and include the related shipping and service fees. Products revenues also include revenues generated from sales of fresh flowers, branded and non-branded containers, packaging and promotional products, and a wide variety of other floral-related supplies to floral network members. Products revenues are recognized upon delivery of the product to the customer.

•
Services revenues.  Services revenues related to orders sent through the floral network are variable based on the number of orders and/or on the value of orders and are recognized in the period in which the orders are delivered. Services revenues also include monthly membership and other subscription-based fees from floral network members that are recognized as earned, on a month-to-month basis.

International Operations
We have international operations primarily in the U.K. through which we provide floral, gift, and related products and services to consumers and to floral network members and other companies in need of floral and gifting solutions in the U.K. and the Republic of Ireland.
We also have a wholly owned subsidiary in the Republic of India, FTD India Private Limited. Our operations in India are primarily responsible for technology development and support. We do not generate revenues directly from our operations in India. For information regarding risks associated with our international operations, see “Risk Factors,” which appears in Part I, Item 1A of this Form 10-K. For information regarding international long-lived assets, see Footnote 2—“Segment Information.”
Geographic revenues from sales to external customers were as follows for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
U.S.	$863,099	$938,062	$969,299
U.K.	151,145	145,966	152,700
Consolidated revenues	$1,014,244	$1,084,028	$1,121,999
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
Proprietary Rights
Our trade names, trademarks, service marks, patents, copyrights, domain names, trade secrets, and other intellectual property are important to the success of our business. We consider our trade names and trademarks, including the Mercury Man logo, FTD, Interflora, ProFlowers, Shari’s Berries, Personal Creations, Flying Flowers, Gifts.com, and ProPlants to be very valuable assets. Most of these trademarks have been registered in the U.S., the U.K. and/or, in certain cases, in other countries. We principally rely upon patent, trademark, copyright, trade secret, domain name laws, and contract laws to protect our intellectual property and proprietary rights. We also license rights to use some of our intellectual property, including the Mercury Man logo, to third parties. We continuously assess whether to seek patent and other intellectual property protections for those aspects of our business and technologies that we believe constitute innovations providing competitive advantages. We generally enter into confidentiality or license agreements with our employees, consultants, and corporate partners, and generally seek to control access to, and distribution of, our technologies, documentation, and other proprietary information. Additionally, we hold a patent relating to certain manufacturing techniques. We also have pending patent applications relating to certain products and manufacturing techniques. Patents are generally valid for 14-20 years as long as their registrations are properly maintained. If the patents for which applications have been pending for numerous years are issued, the length of their validity may be shortened.
Employees
As of December 31, 2018, we had 1,333 employees, of which 975 were located in North America, 239 were located in the U.K., and 119 were located in India. In addition, we utilize part-time and temporary employees to respond to fluctuating seasonal demand around holidays and peak periods. None of our employees are subject to collective bargaining agreements, and we consider our relationship with our employees to be good.
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
By referring to our websites, including, without limitation, www.ftdcompanies.com, www.ftd.com, www.ftd.ca, www.interflora.co.uk, www.interflora.ie, www.flyingflowers.co.uk, www.proflowers.com, www.berries.com, www.personal creations.com, www.gifts.com, and www.proplants.com, we do not incorporate these websites or their contents into this Form 10-K.

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
Risks Relating to Our Business
Our management has concluded, and our independent registered public accounting firm has emphasized in their report on our financial statements as of and for the fiscal year ended December 31, 2018, that, due to uncertainties surrounding our ability to amend or refinance our current credit facility, our potential failure to satisfy covenant requirements during the remaining term of our credit facility and the uncertainty as to whether we will have sufficient liquidity to fund our business activities, substantial doubt exists as to our ability to continue as a going concern. Our plans to alleviate the substantial doubt about our ability to continue as a going concern may not be successful and we may be forced to limit our business activities or be unable to continue as a going concern, which would have a material adverse effect on our results of operations and financial condition.
The consolidated financial statements included in this Form 10-K have been prepared assuming the Company will continue as a going concern. Our ability to continue as a going concern is dependent on our generating profitable operating results; having sufficient liquidity; maintaining compliance with the revised covenants and other requirements under the Amended Credit Agreement; and refinancing or repaying the indebtedness outstanding under the Amended Credit Agreement, including in connection with a sale or merger of the Company or other strategic transaction. We will need to refinance or repay the outstanding indebtedness under the Amended Credit Agreement no later than its September 2019 maturity. In the financial statements for the year ended December 31, 2017 as well as every quarter since, management’s assessment has been that there is substantial doubt about the Company’s ability to continue as a going concern.
As part of our efforts to address these issues, as previously announced during the third quarter of 2018, our board of directors has initiated a review of strategic alternatives. The strategic alternatives under consideration include, but are not limited to, a sale or merger of the Company, our continuing to pursue value-enhancing initiatives as a standalone company, and potential financings or equity transactions. We also announced a corporate restructuring and cost savings plan, under which opportunities to optimize operations, drive efficiency, and reduce costs have been identified.
On March 13, 2019, we entered into the Amended Credit Agreement, which includes, among other terms, a minimum Consolidated Adjusted EBITDA covenant; further limitations on capital expenditures; a covenant requiring that, on or before June 1, 2019, the Company shall consummate one or more transactions (i) that would permit the Company and its subsidiaries to continue as a going concern, which must provide for the repayment in full of the obligations under the Amended Credit Agreement no later than June 1, 2019, or (ii) from which all or substantially all of the aggregate net cash proceeds are used to repay obligations and permanently reduce the commitments under the Amended Credit Agreement; and updated limits on our combined usage of the revolving credit facility portion of the Amended Credit Agreement throughout its remaining term. In addition, the consolidated net leverage ratio and fixed charge coverage ratio covenants were deleted for the period ending March 31, 2019 and subsequent periods, as was the requirement that the auditor’s report on the Company’s financial statements for the year ended December 31, 2018 not contain a going concern explanatory paragraph.
Based on our 2019 year-to-date results of operations and outlook for the remainder of the term of the Amended Credit Agreement, we currently anticipate that we will be in compliance with the Consolidated Adjusted EBITDA covenant and will have sufficient liquidity to fund our operations into July 2019 but may not have sufficient liquidity to fund our operations beyond then. In addition, there can be no assurances that we will be able to complete one or more transactions that will enable us to repay all or a portion of the outstanding indebtedness under our Amended Credit Agreement by June 1, 2019, or at all. If we are unable to meet the revised covenants of the Amended Credit Agreement and we are unable to obtain waivers or further amendments from our lenders, the lenders could exercise remedies under the Amended Credit Agreement and repayment of the indebtedness outstanding under the Amended Credit Agreement could be accelerated. We may not have sufficient capital to repay the obligations due under the Amended Credit Agreement upon maturity, or earlier if called for repayment by the lenders following a failure to meet the revised covenants under the Amended Credit Agreement.

As noted above, we will need to refinance or repay the indebtedness outstanding under the Amended Credit Agreement no later than its September 2019 maturity date or earlier if called for repayment by the lenders following a failure to meet the revised covenants under the Amended Credit Agreement. There can be no assurance that we will be able to affect a financing on acceptable terms or repay this outstanding indebtedness, when required or if at all, including as a result of our strategic alternatives review. In this regard, there can be no assurance that the strategic alternatives review will result in any particular strategic alternative or strategic transaction. If we are not successful in our initiatives or do not have sufficient liquidity to fund our business activities, we may be forced to limit our business activities or be unable to continue as a going concern, which would have a material adverse effect on our results of operations and financial condition. These conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-K do not include any adjustments that might result from the outcome of our efforts to address these issues.
We have a substantial amount of indebtedness. This level of indebtedness could adversely affect our ability to raise additional capital to fund operations, our flexibility in operating our business, and our ability to react to changes in the economy or our industry, including implementation of our strategic plan.
At December 31, 2018, we had $217.7 million of principal indebtedness outstanding with a maturity date of September 19, 2019. Such indebtedness includes $118.7 million outstanding under a term loan and $99.0 million outstanding under revolving loans. In addition, deferred financing fees of $6.2 million are accrued and included in interest payable on the consolidated balance sheet at December 31, 2018. Such fees are payable at the time our outstanding debt is either repaid, refinanced, or accelerated. We will need to refinance or repay the outstanding indebtedness no later than its September 2019 maturity, or earlier if called for repayment by the lenders following a failure to meet the revised covenants under the Amended Credit Agreement. Our substantial indebtedness could have significant consequences for our business and financial condition. For example:

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

•
We may be required to dedicate a greater percentage of our cash flows to payments on our debt, thereby reducing the availability of cash flows to fund our strategic initiatives, make capital expenditures, investments in new technologies, and fund other general corporate requirements.

•
Our ability to obtain additional financing to fund future working capital needs, strategic initiatives, capital expenditures, and other general corporate requirements could be limited. If we are unable to raise additional capital when required, it could affect our liquidity, business, financial condition, results of operations, and cash flows. In addition, our ability to borrow additional amounts under our revolving credit facility, which is a significant source of liquidity, is subject to restrictions on our usage of the revolving credit facility and an obligation to make regularly scheduled payments, and in some circumstances prepayments, of the term loan portion of the Amended Credit Agreement. Failure to meet our borrowing conditions under our revolving credit facility could materially and adversely impact our liquidity.

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

We cannot assure you that our cash flows, combined with additional borrowings under the current and any future credit agreements, will be available in an amount sufficient to enable us to repay our indebtedness by its maturity date, or earlier if called for repayment by the lenders following a failure to meet the revised covenants under the Amended Credit Agreement, or to fund other liquidity needs. Based on our 2019 year-to-date results of operations and outlook for the remainder of the term of the Amended Credit Agreement, we currently anticipate that we will be in compliance with the Consolidated Adjusted EBITDA covenant and will have sufficient liquidity to fund our operations into July 2019 but may not have sufficient liquidity to fund our operations beyond then. In addition, there can be no assurances that we will be able to complete one or more transactions that will enable us to repay all or a portion of the outstanding indebtedness by June 1, 2019 or at all. If we are unable to meet the revised covenants of the Amended Credit Agreement and we are unable to obtain waivers or further amendments from our lenders, the lenders could exercise remedies under the Amended Credit Agreement and repayment of the indebtedness outstanding under the Amended Credit Agreement could be accelerated. We may not have sufficient capital to repay the obligations due under the Amended Credit Agreement upon maturity, or earlier if called for repayment by the lenders following a failure to meet the revised covenants under the Amended Credit Agreement. These conditions raise substantial doubt about our ability to continue as a going concern. For additional information regarding our Amended Credit Agreement see Footnote 6—“Financing Arrangements” and the MD&A.
Depending on the results of our strategic alternatives review process, we may need to refinance all or a portion of our indebtedness on or before the September 2019 maturity date of the Amended Credit Agreement. There can be no assurance that we will be able to affect a refinancing on acceptable terms or repay this outstanding indebtedness, when required or if at all, including as a result of the strategic alternatives review noted above. In this regard, there can be no assurance that the strategic alternatives review will result in any particular strategic alternative or strategic transaction. The terms of any alternative debt may give the holders rights, preferences, and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of any new debt may also impose additional and more stringent restrictions on our operations than are currently in place. If we are unable to refinance our debt, we may default under the terms of our indebtedness, which could lead to an acceleration of the debt. We may not have sufficient capital to repay the obligations due under the Amended Credit Agreement upon maturity, or earlier if called for repayment by the lenders following a failure to meet the revised covenants under the Amended Credit Agreement.
If we are unable to successfully implement our strategic alternatives review or our corporate restructuring and cost savings plan, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.
During the third quarter of 2018, our board of directors initiated a review of strategic alternatives focused on maximizing stockholder value. The strategic alternatives expected to be considered include, but are not limited to, a sale or merger of the Company, continuing to pursue value-enhancing initiatives as a standalone company, a capital structure optimization that may involve potential financings, or the sale or other disposition of certain of our businesses or assets. At that same time, we also announced a corporate restructuring and cost savings plan, under which we identified and implemented opportunities to optimize our operations, drive efficiency, and reduce costs.
The results of our efforts will not be known until sometime in the future. Successful execution of any particular strategic alternative or strategic transaction or our corporate restructuring and cost savings plan requires sustained management focus, organization, and coordination over time, as well as success in building relationships with third parties. If we are unable to execute our strategy or our corporate restructuring and cost savings plan successfully, our business, financial position, results of operations, and cash flows could be adversely affected. In addition, our Amended Credit Agreement includes a covenant requiring that, on or before June 1, 2019, the Company shall consummate one or more transactions (i) that would permit the Company and its subsidiaries to continue as a going concern, which must provide for the repayment in full of the obligations under the Amended Credit Agreement no later than June 1, 2019, or (ii) from which all or substantially all of the aggregate net cash proceeds are used to repay obligations and permanently reduce the commitments under the Amended Credit Agreement. There can be no assurance that we will be able to complete such a transaction by June 1, 2019, or at all. We may not have sufficient capital to repay the obligations due under the Amended Credit Agreement upon maturity, or earlier if called for repayment by the lenders following a failure to meet the revised covenants under the Amended Credit Agreement.

Competition could materially and adversely affect our business, financial condition, results of operations, and cash flows.
The consumer market for flowers and gifts is highly competitive and fragmented, as consumers can purchase the products we offer from numerous sources, including traditional local retail florists, supermarkets, mass merchants, gift retailers, floral and gift mass marketers, specialty markets, and other online retailers. We believe the primary competitive factors in the consumer market are strength of brand, price, quality of products, selection, fulfillment capabilities, customer service, website performance, and ordering convenience. In both the U.S. and the U.K., our key competitors include online floral and gift retailers, including such companies as 1-800-FLOWERS.COM, Inc., and certain mass merchants. In addition, the specialty foods category is also highly fragmented, with competition from online retailers, specialty companies, and mass merchants. Further, we compete with personalized gift retailers as well as mass merchants and other general gift companies which also offer personalized products.
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
Our business is seasonal, and our quarterly revenues and operating results typically exhibit seasonality. Revenues, operating results, and cash flows tend to be lower for the third quarter because none of the most popular floral and gift-giving holidays, which include Mother’s Day, Valentine’s Day, Christmas, Easter, and Thanksgiving, fall within that quarter. In addition, depending on the year, Easter and the U.K. Mother’s Day sometimes fall within the first quarter and sometimes fall within the second quarter. Furthermore, depending on the year, certain of the most popular floral and gift-giving holidays, such as Valentine’s Day, may occur on a weekend or government holiday, which historically has negatively impacted orders.
Our ProFlowers and Gourmet Foods businesses experience a greater level of seasonality than our other businesses and have historically generated an operating loss and used cash for operations during the third quarter. Historically, a significant portion of the revenues and operating profit of these businesses have been generated in the first half of the year. Our Personal Creations business is also highly seasonal with approximately half of its revenues and substantially all of its operating profit generated in the fourth quarter during the winter holiday season.

Our operating results may suffer if revenues during our peak seasons do not meet expectations, as we may not generate sufficient revenues to offset increased costs incurred in preparation for peak seasons. Our working capital and level of indebtedness may also fluctuate during the year as a result of the factors set forth above. Moreover, the operational risks described elsewhere in these risk factors may be significantly exacerbated if those risks were to occur during a peak season. For example, severe weather prior to or on Valentine’s Day, Mother’s Day, or other popular floral or gift-giving holidays could materially and adversely affect our business, financial condition, results of operations, and cash flows. Similarly, we could be materially and adversely affected if we do not accurately estimate customer demand and appropriately manage inventory levels within our businesses.
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
The availability and price of our products could be affected by a number of other factors affecting suppliers, including:

•	severe weather;

•	agricultural limitations;

•	disease, infestation, and other biological problems;

•	import duties and quotas;

•	time-consuming import regulations or controls at ports, including adequate staffing of inspection and custom agents at ports of entry;

•	changes in trading status;

•	economic uncertainties and currency fluctuations;

•	foreign government laws and regulations;

•	political, social, and economic instability, terrorist attacks, and security concerns in general;

•	nationalization;

•	availability of adequate labor resources for our suppliers;

•	fair trade and other social or environmental certifications, requirements, or practices;

•	governmental bans or quarantines;

•	disruption in transportation and delivery;

•	trade restrictions, including U.S. retaliation against foreign trade practices or withdrawal from, or renegotiation of international trade agreements; and

•	transportation availability and costs.
Our consumer businesses rely heavily on email and social media marketing campaigns, and any disruptions or restrictions on these campaigns or an increase in the associated costs could materially and adversely affect our business, financial condition, results of operations, and cash flows.
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
We also utilize a number of social media platforms to generate consumer traffic to our websites. If we are unable to effectively use or maintain a presence using these platforms or if our competitors increase their spending on these types of platforms, our marketing spend could increase or our consumer traffic could decrease thus adversely affecting our business, financial condition, results of operations, and cash flows.
Use of social media may adversely impact our reputation and our business, financial condition, results of operations, and cash flows.

There has been a substantial increase in the use of social media platforms, including blogs, social media websites and other forms of internet-based communications, which allows access to a broad audience of consumers and other interested persons. Negative commentary regarding us or the products we sell may be posted on social media platforms or other electronic means at any time and may be adverse to our reputation or business. Customers value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without allowing us an opportunity for redress or correction. We maintain Facebook, Twitter, and Instagram accounts. In addition, as laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition and results of operations.

We rely on our company-operated distribution facilities and third-party distributors to fulfill certain of our customers’ orders and to distribute our products into the carrier delivery system. A disruption in service at one or more of these distribution facilities, delivery failures, or delays could materially and adversely affect our business, financial condition, results of operations, and cash flows.
Our consumer businesses fulfill many customer orders through company-operated distribution facilities. We may be unable to fulfill our customers’ orders through one or more of our various distribution facilities in a timely manner, or at all, due to a number of factors that may affect one or more of such distribution facilities, including:

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
We spend significant resources marketing our brands, products, and services. We rely on relationships with a wide variety of third parties, including internet search providers such as Google, internet advertising networks, retailers, and direct marketers, to source new customers and to promote our products and services. From time to time, we may spend additional amounts on television and radio advertising. Our business, financial condition, results of operations, or cash flows could be materially and adversely affected if:

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
We are subject to income and various other taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our provision for income and other taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income and other taxes against us. The final determination of tax audits and any related litigation could be materially different from our historical income and other tax provisions. The results of an audit or litigation could materially and adversely affect our business, financial condition, results of operations, and cash flows.
In accordance with current industry practice by domestic floral and gift order gatherers and our interpretation of applicable law, our consumer businesses now collect and remit sales and use taxes on consumer orders based upon the economic nexus standards established by the 2018 U.S. Supreme Court ruling for all states that have sales taxes. If states successfully challenge our previous practice of not collecting sales and use taxes where we did not have a physical presence or any other form of jurisdictional nexus, we could incur substantial tax liabilities for past sales.
Additionally, in accordance with current industry practice by international floral and gift direct marketers and our consultation with subject matter experts regarding our interpretation of applicable laws, we collect and remit value-added and other taxes on certain consumer orders. Future changes in legislation, application of current legislation, or the operation of our business could result in the imposition of additional tax obligations. Moreover, if a foreign taxing authority successfully challenges our current practice or implements new legislative initiatives, we could incur substantial tax liabilities for past sales and lose future sales as a result of the increased tax that may be borne by the customer. The imposition of additional tax liabilities for past or future sales could decrease our ability to compete with other retailers and reduce our sales, which could materially and adversely affect our business, financial condition, results of operations, and cash flows.
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

We previously identified a material weakness in our internal control over financial reporting related to our accounting for certain cross-border indirect taxes, which required an immaterial restatement of our previously issued consolidated financial statements for the years ended December 31, 2015 and 2014 and for the quarters within the years ended December 31, 2016 and 2015. In addition, we did not adequately design the control over the review of inputs used in the determination of the reporting unit carrying values for the testing of goodwill for impairment that allowed a material error to occur that was not detected in a timely manner and required restatement of our consolidated financial statements for the three and nine months ended September 30, 2017. We have enhanced our controls and fully remediated both of these material weaknesses. The existence of one or more other material weaknesses could result in material errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing as needed, and our business and financial condition could be materially and adversely affected.
The United Kingdom vote to leave the European Union could adversely impact our business, financial condition, results of operations, and cash flows.
On June 23, 2016, the U.K. held a referendum in which a majority of voters voted to leave the European Union (“E.U.”), commonly referred to as “Brexit.” On March 29, 2017, the Prime Minister of the U.K. submitted formal notice to the E.U. in order to trigger Article 50 of the Treaty on European Union. This is the formal mechanism which began the two-year process of negotiating the U.K.’s exit from the E.U. and the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. and potentially other countries. Subsequently, the U.K. and the E.U. have agreed to a transition period extending to December 31, 2020 during which existing laws will continue to apply. This transition period only applies in the event a withdrawal agreement on the terms of the U.K.’s exit is reached by March 29, 2019 between the U.K. and the E.U. Such an agreement has not yet been reached, and both the U.K. and the E.U. continue to work toward an agreement. If an agreement is not reached by such date, the U.K. would leave the E.U. without an agreement, unless an extension to the withdrawal period is agreed.
A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key geographic areas, disrupt the markets we serve, and significantly disrupt trade between the U.K. and the E.U. or other nations as the U.K. pursues independent trade relations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. The effects of Brexit will depend on any agreements the U.K. makes to retain access to the E.U. or other markets either during a transitional period or more permanently. Compliance with new laws or regulations regarding trade, delivery and other cross-border activities between the U.K. and the E.U. could be costly, negatively impacting our business, financial condition, operating results and cash flows. A withdrawal agreement between the U.K. and the E.U. would specify details of future arrangements between the U.K. and E.U. If the U.K. leaves the E.U. without an agreement, these arrangements would be less certain, thereby increasing the risk of disruption. Our International segment operates principally in the U.K. For the year ended December 31, 2018, our International segment contributed approximately 15% of our consolidated revenues.

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
We have sought to manage the risks and potential impact of Brexit on our U.K. business. We have established the capability of our supply chain to continue to provide the goods and services required to continue our operations, particularly the supply of labor and goods, including cut flowers. We have established a series of contingent measures should the price and/or availability of cut flowers be adversely affected in the immediate period post Brexit, whether or not a withdrawal agreement has been reached. Longer term impacts on consumer demand and long term exchange rates and tariffs are being monitored and appropriate plans will be further developed as the situation becomes clearer. We cannot, however, be certain that our measures will adequately address the risks and the potential impact of Brexit on our U.K. business. If our measures are not adequate, our business, financial condition, results of operations, and cash flows may be materially and adversely affected.
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
Our businesses operate in a number of countries outside the U.S., principally the U.K. and the Republic of Ireland for our Interflora subsidiary and India for our technology development and support operations. Conducting international operations involves risks and uncertainties, including:

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

Our success is dependent on the intellectual property that we use, and any infringement or misappropriation of our intellectual property could materially and adversely affect our business, financial condition, results of operations, and cash flows.
We regard our FTD®, Interflora®, ProFlowers®, Shari’s Berries®, Personal Creations®, Flying Flowers®, Gifts.com™, and ProPlants® trademarks; the Mercury Man® logo; the www.ftd.com, www.proflowers.com, www.berries.com, www.personalcreations.com, www.gifts.com, www.proplants.com, www.Interflora.co.uk, and other internet domain names; and the other service marks, trademarks, and other intellectual property that we use in our business as being critical to our success. Our company and our subsidiaries have applied for the registration of and have been issued trademark registrations for trademarks and service marks used in our business in the U.S., the U.K., and various other foreign countries; however, in some other countries, there are certain pre-existing and potentially conflicting trademark registrations held by third parties. We rely on a combination of copyright, trademark, and trade secret laws, confidentiality procedures, contractual provisions, and license and other agreements with employees, customers, and others to protect our intellectual property rights. In addition, we may also rely on the third-party owners of the intellectual property rights we license to protect those rights. We license some of our intellectual property rights, including the Mercury Man logo, to third parties. The steps taken by us and those third parties to protect our intellectual property rights may not be adequate, and other third parties may infringe or misappropriate our intellectual property rights. This could materially and adversely affect our business, financial condition, results of operations, and cash flows. Furthermore, the validity, enforceability, and scope of protection of intellectual property in internet-related industries are uncertain and still evolving.
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
We also regularly introduce additional or enhanced features and services to retain current customers and attract new customers to our consumer websites, mobile sites and applications. If we introduce a feature or a service that is not favorably received, our current customers may not use our consumer websites or mobile sites and applications as frequently or we may not be successful in attracting new customers. We may also experience difficulties that could delay or prevent us from introducing new services and features. Furthermore, these new services or features may contain errors that are discovered only after they are introduced. We may need to significantly modify the design of these services or features to correct errors. If customers encounter difficulty with or do not accept new services or features, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.
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
Our business could be shut down or materially and adversely affected by a catastrophic event.
A disaster such as a fire, earthquake, flood, power loss, terrorism, or other similar event, affecting any of our facilities, data centers, or computer systems, or those of our third-party vendors, or a system interruption or delay that slows down the internet or makes the internet or our websites temporarily unavailable, could result in a significant and extended disruption of our operations and services. Any prolonged disruption of our services due to these or other events would severely adversely impact our business. We do not carry flood insurance for our facilities, and the property, business interruption, and other insurance we do carry may not be sufficient to cover all losses, if any, that may occur as a result of any events which cause interruptions in our operations and services.

Legal actions or investigations could subject us to substantial liability, require us to change our business practices, and materially and adversely affect our business, financial condition, results of operations, and cash flows.
We are currently, and have been in the past, party to various legal actions and investigations. These actions may include, without limitation, claims by private parties in connection with consumer protection and other laws; claims that we infringe on third-party patents, trademarks, copyrights, or other intellectual property or proprietary rights; securities laws claims; claims involving marketing practices or unfair competition; claims in connection with employment practices; breach of contract claims; and other business-related claims. The nature of our business could subject us to additional claims for similar matters, as well as a wide variety of other claims, including, without limitation, for privacy and security matters. The failure to successfully defend against these and other types of claims, including claims relating to our business practices, could result in our incurring significant liabilities related to judgments or settlements or require us to change our business practices. Infringement claims may also result in our being required to obtain licenses from third parties, which licenses may not be available on acceptable terms, if at all. Both the cost of defending claims, as well as the effect of settlements and judgments, could cause our results of operations to fluctuate significantly from period to period and could materially and adversely affect our business, financial condition, results of operations, and cash flows. In addition, we also file actions against third parties from time to time for various reasons, including, without limitation, to protect our intellectual property rights, enforce our contractual rights, or make other business-related claims. The legal fees, costs, and expenses associated with these actions may be significant, and if we were to lose these actions, we may be required to pay the other party’s legal fees, costs, and expenses, which also may be significant and could materially and adversely affect our business, financial condition, results of operations, and cash flows.
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
Certain members of our board of directors are employees of either Qurate or Liberty Media Corporation, which has overlapping directors and officers with Qurate, which may lead to conflicting interests.
Our board of directors includes Christopher W. Shean, our former Interim President and Chief Executive Officer from November 1, 2016 to February 28, 2017, who is an employee of Qurate, and Robin Hickenlooper, who is an employee of Liberty Media Corporation. These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.
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
Certain of our businesses, such as our international consumer and floral network businesses, must comply with international data protection and privacy laws, including the U.K. Data Protection Act 2018 and the General Data Protection Regulation. If we or any of the third-party service providers on which we rely fail to transmit customer information and payment details in a secure manner, or if they otherwise fail to protect customer privacy in online transactions, or if they transfer personal information outside the European Economic Area without complying with certain required conditions, then we risk being exposed to civil and criminal liability in the U.K. or elsewhere in the European Union, usually in the form of fines, as well as claims from individuals alleging damages as a result of the alleged non-compliance. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations, and cash flows.

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

Future legislation, regulatory reform, or policy changes could have a material effect on our business and results of operations. Changes such as lower or higher corporate tax rates, repatriation allowances, removal of the interest expense deduction, increases on tariffs on imported goods, or the introduction of a border adjustment tax could impact the Company as a U.S. taxpayer, as well as the demand for our products and services.

On December 22, 2017, a law commonly known as the Tax Cuts and Jobs Act (“TCJA”) was enacted in the United States. Among other things, the TCJA reduces the U.S. corporate income tax rate to 21% and implements a new system of taxation for non-U.S. earnings, including by imposing a one-time tax on the deemed repatriation of undistributed earnings of non-U.S. subsidiaries. The TCJA has had a favorable impact on our financial results in 2017, due primarily to the re-measurement of our deferred tax assets and liabilities. The TCJA had a favorable impact on our financial results beginning in 2018 due to the reduction in the U.S. federal tax rate. In the absence of guidance on various uncertainties and ambiguities in the application of certain provisions of the TCJA, we have recorded estimates based on what we believe are reasonable interpretations and assumptions in applying the TCJA. However, it is possible that the IRS could issue subsequent guidance or take positions on audit that differ from our prior interpretations and assumptions, which could have a material adverse effect on our cash tax liabilities, results of operations, and financial condition.

Risks Relating to Our Common Stock
The market price of our common stock may fluctuate significantly.
We cannot predict the prices at which our common stock may trade in the future. The market price of our common stock may fluctuate significantly, depending upon many factors, some of which may be beyond our control, including, but not limited to:

•	our ability to continue as a going concern;

•	our ability to maintain the NASDAQ listing of our common stock;

•	our limited public float as discussed below;

•	a shift in our investor base;

•	our quarterly or annual earnings or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating results;

•	success or failure of our business strategy;

•	our ability to obtain financing as needed;

•	our ability to maintain compliance with our debt covenants;

•	changes in accounting standards, policies, guidance, interpretations, or principles;

•	changes in laws and regulations affecting our business, including tax legislation;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	the failure of securities analysts to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet our earnings guidance;

•	the operating and stock price performance of other comparable companies;

•	investor perception of us and the floral and gift retail industry;

•	overall market fluctuations; and

•	general economic conditions and other external factors.
Stock markets in general have also experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could materially and adversely affect the trading price of our common stock.
If we fail to meet the continued listing requirements of the NASDAQ, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
Our common stock is listed on the NASDAQ. We must continue to satisfy the NASDAQ’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, the NASDAQ will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. Thereafter, if such a company does not regain compliance with the bid price requirement, a second 180-day compliance period may be available. Failure to meet the minimum price per share requirement or other listing requirements for this stock exchange could result in delisting from the NASDAQ which could adversely affect the market price for our common stock and your ability to sell your shares at a profit, or at all. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors and employees.
The limited public float and trading volume for FTD common stock may have an adverse impact and cause significant fluctuation of market price.
Our common stock is held by a relatively small number of stockholders. Qurate holds 36.0% of our outstanding shares and two institutional stockholders each hold significant blocks of 7.8% to 13.1%. Our officers, directors, and members of management acquire stock or have the potential to own stock through previously granted equity awards. Consequently, our common stock has a relatively small float and low average daily trading volume, which could affect a stockholder’s ability to sell our stock or the price at which it can be sold. In addition, future sales of substantial amounts of our common stock in the public market by those larger stockholders, or the perception that these sales could occur, may adversely impact the market price of the stock and our stock could be difficult for a stockholder to liquidate.
There can be no assurance that an active trading market for our common stock will be sustained in the future. The lack of an active trading market may make it more difficult for you to sell our shares and could lead to our share price being depressed or more volatile.

As a significant stockholder of us, Qurate has significant influence over us, its presence may affect the ability of a third party to acquire control of us, and its interests may not coincide with yours.
As of December 31, 2018, Qurate beneficially owned 36.0% of the outstanding shares of FTD common stock. In connection with the acquisition of Provide Commerce, Qurate selected four new directors for appointment to the FTD board, increasing the board from seven to eleven directors, which was reduced to ten directors in April 2017. In addition, in conjunction with the acquisition of Provide Commerce, FTD and Qurate entered into an investor rights agreement (the “Investor Rights Agreement”) that contains certain rights in favor of Qurate with regard to the appointment and election of Qurate nominees to the FTD board. Although the Qurate directors do not constitute a majority of the FTD board, they may exercise influence over the decisions of the FTD board. This composition of the FTD board may affect our business strategy and operating decisions, as Qurate has significant influence over our affairs, policies, and operations, such as the appointment of management, and the strategic direction of the company, including decisions as to whether to enter into or otherwise pursue strategic transactions. Qurate’s interests may not in all cases be aligned with the interests of other FTD stockholders.
Furthermore, having Qurate as a significant stockholder may have the effect of making it more difficult for a third-party to acquire, or of discouraging a third-party from seeking to acquire, a majority of the outstanding shares of FTD common stock or control of the FTD board of directors through a proxy solicitation. In that regard, the Investor Rights Agreement contains certain provisions that may magnify these risks, including Qurate’s right, in certain circumstances in response to a third-party tender offer for shares of FTD common stock, to commence its own tender offer, restrictions on Qurate’s ability to transfer shares of FTD common stock, the waiver of Section 203 of the General Corporation Law of the State of Delaware (“DGCL”) with respect to Qurate and its affiliates and the prohibition upon FTD from implementing a stockholder rights plan, unless the plan exempts certain actions by Qurate in accordance with the terms of the Investor Rights Agreement.
Your percentage ownership in our company may be diluted in the future.
If we issue additional equity, either through public or private offerings or rights offerings, your percentage ownership in our company would decline if you do not participate on a ratable basis. In addition, we have established equity incentive plans that provide for the grant of common stock-based equity awards to our directors, officers, and employees. Your percentage ownership in our company may be diluted in the future because of equity awards that we expect to grant under these plans.
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
Future sales of FTD common stock by Qurate, or the perception that such sales could occur, could cause our stock price to decline.
The Investor Rights Agreement imposes certain restrictions on Qurate’s ability to transfer its shares of FTD common stock. However, the Investor Rights Agreement does grant Qurate certain registration rights that, if exercised, would permit Qurate to sell a large number of shares of our common stock in a short period of time. The sale of a substantial number of shares of our common stock by Qurate or our other stockholders within a short period of time, or the perception that such sales could occur, could cause our stock price to decline or make it more difficult for us to raise funds through future offerings of our common stock.
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
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
The table below lists the Company’s properties at December 31, 2018:

Location	Type	Principal Use	Ownership
Downers Grove, IL	Corporate, Florist, U.S. Consumer	Headquarters, call center, data center	Owned
Chicago, IL	Corporate	Office	Leased
San Diego, CA (2 properties)	U.S. Consumer	Office, call center, data center	Leased
Phoenix, AZ	U.S. Consumer	Data center	Leased
Woodridge, IL	U.S. Consumer	Office, warehouse	Leased
Centerbrook, CT	U.S. Consumer	Call center	Leased
Hyderabad, India	Corporate	Technology development and support	Leased
Sleaford, England	International	Office	Owned
Sleaford, England (3 properties)	International	Office, meeting rooms, storage	Leased
Our U.S. Consumer segment also leases the following distribution centers:

Phoenix, AZ	Lincoln, CA	Rancho Cucamonga, CA	Aurora, CO
Doral, FL	Woodridge, IL	Richmond, IN	Charlotte, NC
Cranbury, NJ	Memphis, TN	Garland, TX
We believe that our existing facilities are in good condition and adequate to meet our current requirements, and that suitable additional or substitute space will be available, as needed, to accommodate any physical expansion of our corporate and operations facilities.
The Amended Credit Agreement includes a security interest in substantially all of our assets, including a mortgage on the owned real property at our Downers Grove, Illinois location. For additional information regarding our obligations under leases, see Footnote 14—“Commitments and Contingencies.”
ITEM 3.  LEGAL PROCEEDINGS
Commencing on August 19, 2009, the first of a series of putative consumer class action lawsuits was brought against Provide Commerce, Inc. and co-defendant Regent Group, Inc. d/b/a Encore Marketing International (“EMI”). These cases were ultimately consolidated during the next three years into Case No. 09 CV 2094 in the United States District Court for the Southern District of California under the title In re EasySaver Rewards Litigation. Plaintiffs’ claims arise from their online enrollment in subscription based membership programs known as EasySaver Rewards, RedEnvelope Rewards, and Preferred Buyers Pass (collectively the “Membership Programs”). Plaintiffs claim that after they ordered items from certain of Provide Commerce’s websites, they were presented with an offer to enroll in one of the Membership Programs, each of which is offered and administered by EMI. Plaintiffs purport to represent a nationwide class of consumers allegedly damaged by Provide Commerce’s purported unauthorized or otherwise allegedly improper transferring of billing information to EMI, who then posted allegedly unauthorized charges to their credit or debit card accounts for membership fees for the Membership Programs. In the operative fourth amended complaint, plaintiffs asserted ten claims against Provide Commerce and EMI: (1) breach of contract (against Provide Commerce only); (2) breach of contract (against EMI only); (3) breach of implied covenant of good faith and fair dealing; (4) fraud; (5) violations of the California Consumers Legal Remedies Act; (6) unjust enrichment; (7) violation of the Electronic Funds Transfer Act (against EMI only); (8) invasion of privacy; (9) negligence; and (10) violations of the Unfair Competition Law. Plaintiffs seek damages, attorneys’ fees, and costs. After motion practice regarding the claims asserted and numerous settlement conferences and mediations in an effort to informally resolve the matter the parties reached an agreement on the high level terms of a settlement on April 9, 2012, conditioned on the parties negotiating and executing a complete written agreement. In the weeks following April 9, 2012, the parties negotiated a formal written settlement agreement (the “Settlement”), which the court preliminarily approved on June 13, 2012. After notice to the purported class and briefing by the parties, the court conducted a final approval hearing (also known as a fairness hearing) on January 28, 2013, but did not rule. On February 4, 2013, the court entered its final order approving the Settlement, granting plaintiffs’ motion for attorneys’ fees, costs, and incentive awards, and overruling objections filed by a single objector. The court entered judgment on the Settlement on February 21, 2013. The objector filed a notice of appeal with the Ninth Circuit Court of Appeals on March 4, 2013. After the completion of briefing, the Ninth Circuit set oral argument for February 2, 2015. But on January 29, 2015, the Ninth Circuit entered an order deferring argument and resolution of the appeal pending the Ninth Circuit’s decision in a matter captioned Frank v. Netflix, No. 12 15705+. On March 19, 2015, the Ninth Circuit entered an order vacating the judgment in this matter and remanding it to the district court for further proceedings consistent with its opinion in Frank v. Netflix issued on February 27, 2015. The district court ordered supplemental briefing on the issue of final Settlement approval May 21, 2015. After briefing, the district court conducted a hearing on July 27, 2016 and took the matter under submission. On August 9, 2016, the district court entered an order reapproving the Settlement without any changes, and accordingly entered judgment and dismissed the case with prejudice. On September 6, 2016, the objector filed a notice of appeal. On November 22, 2016, plaintiffs filed a motion for summary affirmance of the district court’s judgment, to which the objector responded and filed a cross-motion for sanctions. Plaintiffs’ motion for summary affirmance temporarily stayed briefing on the appeal. On March 2, 2017, the Ninth Circuit denied plaintiffs’ motion for summary affirmance and objector’s cross-motion for sanctions, and reset the briefing schedule. The objector filed his opening brief on May 1, 2017. Thirteen state Attorneys General filed an amicus brief in support of the objector on May 8, 2017. The parties filed their answering briefs on June 30, 2017. Various legal aid organizations filed an amicus brief in support of no party regarding cy pres relief also on June 30, 2017. The objector’s optional reply brief was filed on August 14, 2017. The Ninth Circuit heard oral arguments on May 17, 2018. On October 3, 2018, the Ninth Circuit issued an opinion vacating the district court’s award of attorney’s fees, but otherwise affirmed the district court’s approval of the class action settlement. On October 10, 2018, the objector filed a motion to stay the issuance of mandate, which would return jurisdiction to the district court, and for an extension of time to file a petition for panel rehearing. The Ninth Circuit denied the objector’s motion on November 21, 2018, and issued the mandate on November 29, 2018. In March 2019, the parties completed submission of supplemental briefings to the district court regarding the amount of Plaintiffs’ counsel’s attorneys’ fees and costs award. As of the date of this filing, the district court has not issued a decision on the matter. On February 13, 2019, the objector filed a petition seeking Supreme Court review of the Ninth Circuit’s decision. As of the date of this filing, the Supreme Court has not reviewed the objector’s petition. The negotiated settlement amount has been fully reserved.

There can be no assurances that other legal actions or governmental investigations will not be instituted in connection with the Company’s current or former business practices. The Company cannot predict the outcome of governmental investigations or other legal actions or their potential implications for its business.

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

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Principal Market
Our common stock is listed on the NASDAQ Global Select Market under the symbol “FTD.”
Shareholders
In connection with the acquisition of Provide Commerce, Inc. (the “Acquisition”), we issued 10.2 million shares of FTD common stock to Qurate. Concurrent with the closing of the Acquisition, FTD and Qurate entered into the Investor Rights Agreement governing certain rights of and restrictions on Qurate in connection with the shares of FTD common stock that Qurate owns as a result of the Acquisition. At December 31, 2018, Qurate holds 36.0% of FTD’s outstanding shares of common stock.
As of March 6, 2019, there were approximately 344 shareholders of record of FTD common stock.
Dividends
We have not paid any cash dividends on our common stock since the Separation on November 1, 2013. We do not anticipate paying any future cash dividends.
Issuer Purchases of Equity Securities
The FTD board of directors had previously authorized common stock repurchase programs that allowed us to repurchase FTD common stock from time to time in both open market and privately negotiated transactions. All previously authorized repurchase programs have expired. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee and director stock plans.
Upon vesting of restricted stock units (“RSUs”), performance stock units (“PSUs”), or exercise of stock options, we do not collect the minimum statutory withholding taxes in cash from employees. Instead, we automatically withhold, from the RSUs or PSUs that vest or stock options exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock but are not considered repurchases under our previous common stock repurchase programs. We then pay the minimum statutory withholding taxes in cash.

Stock Performance Graph
The following graph compares the relative performance of our common stock, the Russell 2000 Index and the S&P SmallCap 600 Consumer Discretionary Index, our Peer Group Index. This graph covers the period from December 31, 2013 through December 31, 2018. The graph assumes that $100 was invested on December 31, 2013 in the common stock of FTD, the Russell 2000 Index, and our Peer Group Index, and also assumes the reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
FTD Companies, Inc	$100.00	$106.88	$80.33	$73.17	$22.07	$4.54
Russell 2000 Index	$100.00	$104.89	$100.26	$121.63	$139.44	$124.09
S&P SmallCap 600 Consumer Discretionary Index	$100.00	$97.60	$82.48	$86.95	$92.78	$83.18

ITEM 6.  SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data, which should be read in conjunction with our consolidated financial statements and related notes and the MD&A. The table presents the consolidated statements of operations and cash flow data for the three years ended December 31, 2018 and the consolidated balance sheet data at December 31, 2018 and 2017 derived from our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K. The table also presents the consolidated statements of operations and cash flow data for the years ended December 31, 2016, 2015, and 2014, and the consolidated balance sheet data at December 31, 2016, 2015, and 2014, which were derived from our audited consolidated financial statements that are not included in this Form 10-K.
As the Acquisition was completed on December 31, 2014, the Company’s consolidated balance sheet included Provide Commerce at December 31, 2014, but no results of operations of Provide Commerce were included in the Company’s consolidated statements of operations and cash flow data for the year ended December 31, 2014.
The following amounts are in thousands, except per share and share data:

	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statements of Operations and Cash Flow Data:
Revenues	$1,014,244	$1,084,028	$1,121,999	$1,218,333	$639,005
Impairment of goodwill, intangible assets, and other long-lived assets(a)	$(206,704)	$(300,342)	$(84,000)	$(85,000)	$—
Operating income/(loss)(a)(b)(c)	$(224,631)	$(268,729)	$(80,740)	$(72,703)	$36,160
Net income/(loss)	$(224,729)	$(234,041)	$(83,191)	$(80,142)	$21,528
Earnings/(loss) per common share(a)(b)(c)(d):
Basic	$(8.03)	$(8.52)	$(3.03)	$(2.79)	$1.11
Diluted	$(8.03)	$(8.52)	$(3.03)	$(2.79)	$1.11
Net cash provided by/(used for) operating activities	$(11,239)	$52,817	$76,244	$82,594	$47,852
Capital expenditures	$33,756	$15,103	$18,503	$18,255	$7,486

	As of December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Cash and cash equivalents(e)	$16,227	$29,496	$81,002	$57,892	$95,595
Total assets(e)	$386,980	$610,325	$962,314	$1,121,728	$1,328,967
Current portion of long-term debt(f)	$208,076	$189,666	$20,000	$20,000	$20,000
Long-term debt(f)	$—	$—	$256,306	$274,946	$313,587
Common shares outstanding(d)	30,756	30,073	29,731	29,427	29,193
Treasury shares	2,431	2,431	2,431	1,831	—

(a)
During the years ended December 31, 2018, 2017, 2016, and 2015, the Company recorded impairment charges related to goodwill, intangible assets, and other long-lived assets. For additional information regarding goodwill, see “Critical Accounting Policies, Estimates, and Assumptions—Goodwill, Intangible Assets, and Other Long-Lived Assets” which appears in Part II, Item 7 of this Form 10-K.

(b)
During the year ended December 31, 2018, the Company incurred costs associated with its previously announced corporate restructuring and reorganization plan that negatively impacted operating income by $18.2 million for restructuring costs and $7.0 million for reorganization costs. During the years ended December 31, 2017 and 2016, the Company incurred transaction and integration and restructuring and other exit costs, primarily associated with executive management changes and the Acquisition, that negatively impacted operating income by $3.3 million and $15.4 million, respectively. During the years ended December 31, 2015 and 2014, the Company incurred transaction and integration and restructuring and other exit costs associated with the Acquisition that negatively impacted operating income by $12.7 million and $12.4 million, respectively.

(c)
During the years ended December 31, 2018, 2017, 2016 and 2015, the Company recorded $3.5 million, $13.4 million, $60.9 million, and $61.2 million respectively, in amortization expense related to the intangibles recorded with the Acquisition. The Company incurred amortization expense of $11.8 million in 2014 related to intangibles recorded by the Company as a result of United Online’s acquisition of the Company.

(d)	In connection with the Acquisition, the Company issued 10.2 million shares of its common stock to Qurate.

(e)	As the Acquisition closed on December 31, 2014, the Company’s consolidated balance sheet included Provide Commerce at December 31, 2014, including acquired cash of $38.1 million.

(f)
All outstanding amounts under the Company’s term loan and revolving credit facility were classified as current at December 31, 2018 as the maturity date of the credit facility is September 19, 2019. In addition, the amounts outstanding under the credit facility were classified as current at December 31, 2017 as the Company anticipated it may not comply with certain requirements of the Credit Agreement at March 31, 2018 and, at that time, the inclusion of a going concern explanatory paragraph on the Company’s financial statements constituted an event of default under the Credit Agreement. During 2018, the Company entered into several amendments to its Credit Agreement. For further information, see “Liquidity and Capital Resources” within the MD&A and Footnote 6—“Financing Arrangements.”

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our business, recent developments, financial condition, liquidity and capital resources, cash flows, and results of operations. This MD&A should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8 of this Form 10-K, and the other sections of this Form 10-K. References to “Footnote” refer to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
OVERVIEW
FTD Companies, Inc. (together with its subsidiaries may be referred to herein as the “Company,” “FTD,” “we,” “us,” or “our”) is a premier floral and gifting company with a vision to be the world’s floral innovator and leader, creating products, brands, and technology-driven services our customers love. We provide floral, specialty foods, gift, and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. Our business uses the highly recognized FTD® and Interflora® brands, both supported by the iconic Mercury Man® logo. While we operate primarily in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), and the Republic of Ireland, we have worldwide presence as our Mercury Man® logo is displayed in over 30,000 floral shops in more than 125 countries. Today, the “Mercury Man” is one of the most recognized logos in the world, and we are one of the largest e-commerce floral and gift retailers in the world. Our diversified portfolio of brands also includes ProFlowers®, Shari’s Berries®, Personal Creations®, Flying Flowers®, Gifts.com™, and ProPlants®.  While floral arrangements and plants are our primary offerings, we also market and sell gift items, including gourmet-dipped berries and other specialty foods, personalized gifts, gift baskets, wine and champagne, jewelry, and spa products.
Reportable Segments
We report our business operations in three reportable segments: U.S. Consumer, Florist, and International. Prior to January 1, 2018, we reported our business operations in four reportable segments. As a result of a change in the information provided to and utilized by the Company’s then-current Chief Executive Officer, who was also the Company’s Chief Operating Decision Maker (“CODM”), to assess the performance of the business, the Company combined the previous Provide Commerce and Consumer segments into one reportable segment, U.S. Consumer. Our Florist segment includes the Florist business. Our International segment includes the Interflora business. Our current CODM continues to receive and utilize information provided for these three segments to assess the performance of the business.

Through our U.S. Consumer segment, we are a leading direct marketer of floral and gift products for consumers, including food gifts, personalized gifts, and other gifting products, primarily in the U.S. Our U.S. Consumer segment operates primarily through our www.ftd.com, www.proflowers.com, www.berries.com, www.personalcreations.com, www.gifts.com, and www.proplants.com websites, associated mobile sites and applications, and the 1-800-SEND-FTD and various other telephone numbers. Through our Florist segment, we are a leading provider of products and services to our floral network members, including services that enable our floral network members to send, receive, and deliver floral orders. Floral network members include traditional retail florists, as well as other non-florist retail locations, primarily in the U.S. and Canada. Our Florist segment also provides products and services to other companies in need of floral and gifting solutions. Our International segment consists of our Interflora business, which operates primarily in the U.K. and the Republic of Ireland. Interflora is a leading direct marketer of floral and gift products, and operates primarily through the www.interflora.co.uk, www.flyingflowers.co.uk, and www.interflora.ie websites, associated mobile sites and applications, and various telephone numbers. Interflora also provides products and services to floral network members, funeral directors, independent gift shops, other retailers, and other companies in need of floral and gifting solutions.
For additional information about our reportable segments refer to Footnote 2—“Segment Information.”

Recent Events
In July 2018, we announced that our board of directors initiated a review of strategic alternatives focused on maximizing stockholder value, including but not limited to, a sale or merger of the Company, pursuing value-enhancing initiatives as a standalone company, or the sale or other disposition of certain of our businesses or assets.
In addition, in July 2018, we announced a corporate restructuring and cost savings plan, under which we identified opportunities to optimize our operations, drive efficiency, and reduce costs. Under this plan, we expect to generate approximately $25.0 million to $28.0 million in annualized run-rate cost savings in 2019. In conjunction with the corporate restructuring and cost savings plan, we expect to incur restructuring and corporate reorganization costs ranging between approximately $28.0 million and approximately $32.0 million. During the second half of 2018, we incurred restructuring costs of $18.2 million, which included employee severance costs to be paid in cash of $12.7 million and non-cash stock-based compensation related to the acceleration of certain equity awards of $5.5 million. Other costs associated with the corporate reorganization and cost savings plan, such as consulting fees and costs to retain key employees, are expected to range from approximately $10.0 million to approximately $12.0 million, of which $7.0 million was incurred during the second half of 2018.
Also in July 2018, our board of directors appointed Scott D. Levin, our then-current Executive Vice President, General Counsel and Secretary, as interim President and Chief Executive Officer. Mr. Levin succeeded John C. Walden, who stepped down from these positions and from our board of directors. On November 2, 2018, our board of directors appointed Mr. Levin President and Chief Executive Officer. On December 7, 2018, our board of directors appointed Mr. Levin as a director.
As detailed in Footnote 6—“Financing Arrangements,” during the year ended 2018, we entered into several amendments to the Credit Agreement (as defined herein) with our lenders. These amendments, among other things, restricted combined usage of the credit facility portion of the Credit Agreement, modified measurement dates and the required ratios for the consolidated net leverage ratio and fixed charge coverage ratio covenant tests and updated fees.
On March 13, 2019, the Company entered into the Seventh Amendment to Credit Agreement (the Credit Agreement, as previously amended and as further amended by the Seventh Amendment, the “Amended Credit Agreement”) with our lenders. The Amended Credit Agreement includes, among other terms, a minimum Consolidated Adjusted EBITDA covenant; further limitations on capital expenditures; a covenant requiring that, on or before June 1, 2019, the Company shall consummate one or more transactions (i) that would permit the Company and its subsidiaries to continue as a going concern, which must provide for the repayment in full of the obligations under the Amended Credit Agreement no later than June 1, 2019, or (ii) from which all or substantially all of the aggregate net cash proceeds are used to repay obligations and permanently reduce the commitments under the Amended Credit Agreement; and updated limits on our combined usage of the revolving credit facility portion of the Credit Agreement throughout its remaining term. In addition, the consolidated net leverage ratio and fixed charge coverage ratio covenants were deleted for the period ending March 31, 2019 and subsequent periods. For further information on the Credit Agreement, see “Liquidity and Capital Resources” within this MD&A and Footnote 6—“Financing Arrangements.”

KEY BUSINESS METRICS
We review a number of key business metrics to help us monitor our performance and trends affecting our segments and to develop forecasts and budgets. These key metrics include the following:
Segment operating income.  Our CODM uses segment operating income to evaluate the performance of our business segments and to make decisions about allocating resources among segments. Segment operating income is operating income excluding depreciation and amortization; impairment of goodwill, intangible assets, and other long-lived assets; litigation and dispute settlement charges or gains; transaction and integration costs; restructuring and other exit costs; and corporate reorganization costs. In addition, stock-based and incentive compensation and general corporate expenses are not allocated to the segments. Segment operating income is prior to intersegment eliminations and excludes other income/(expense), net. See Footnote 2—“Segment Information” for a reconciliation of segment operating income to consolidated operating income and consolidated income before income taxes.
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

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except for average order values, average revenues per member, and average currency exchange rates)
Consolidated:
Consolidated revenues	$1,014,244	$1,084,028	$1,121,999
U.S. Consumer:
Segment revenues(a)	$727,866	$789,011	$821,008
Segment operating income/(loss)	$(4,556)	$46,439	$70,724
Consumer orders	14,171	14,926	15,293
Average order value	$49.95	$51.31	$52.06
Florist:
Segment revenues(a)	$150,308	$165,737	$166,881
Segment operating income	$42,673	$46,477	$48,406
Average revenues per member	$14,919	$15,270	$14,425
International:
In USD:
Segment revenues	$151,145	$145,966	$152,700
Segment operating income	$12,994	$16,770	$19,128
Consumer orders	2,690	2,661	2,690
Average order value	$46.69	$45.30	$46.67
In GBP:
Segment revenues	£112,628	£113,407	£112,330
Average order value	£34.84	£35.22	£34.36
Average currency exchange rate: GBP to USD	1.34	1.29	1.36

(a)	Segment revenues are prior to intersegment eliminations. See Footnote 2—“Segment Information” for a reconciliation of segment revenues to consolidated revenues.

CONSOLIDATED OPERATING RESULTS
The following table sets forth, for the periods presented, selected historical consolidated statements of operations data. The information contained in the table below should be read in conjunction with “Liquidity and Capital Resources,” “Contractual Obligations, Other Commitments and Off-Balance Sheet Arrangements,” and “Critical Accounting Policies, Estimates and Assumptions” included in this Item 7, and “Quantitative and Qualitative Disclosures About Market Risk” and the consolidated financial statements and accompanying notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Revenues	$1,014,244	$1,084,028	$1,121,999
Operating expenses:
Cost of revenues	660,449	674,574	703,642
Sales and marketing	249,028	249,565	229,569
General and administrative	100,823	112,630	112,720
Amortization of intangible assets	3,624	13,467	61,050
Restructuring and other exit costs	18,247	2,179	11,758
Impairment of goodwill, intangible assets, and other long-lived assets	206,704	300,342	84,000
Total operating expenses	1,238,875	1,352,757	1,202,739
Operating loss	(224,631)	(268,729)	(80,740)
Interest expense, net	(21,552)	(9,797)	(9,195)
Other income, net	2,640	311	1,678
Loss before income taxes	(243,543)	(278,215)	(88,257)
Benefit from income taxes	(18,814)	(44,174)	(5,066)
Net loss	$(224,729)	$(234,041)	$(83,191)
Year Ended December 31, 2018 compared to Year Ended December 31, 2017
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
Consolidated Revenues
 Consolidated revenues decreased $69.8 million, or 6.4%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease in consolidated revenues was primarily due to a $61.1 million decrease in revenues from our U.S. Consumer segment and a $15.4 million decrease in revenues from our Florist segment. Partially offsetting these decreases, our International segment recorded a $5.2 million increase (decrease of $1.3 million in constant currency) in revenues. Foreign currency exchange rates favorably impacted consolidated revenues by $6.5 million during the year ended December 31, 2018.
Consolidated Cost of Revenues
Consolidated cost of revenues decreased $14.1 million, or 2.1%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease was primarily due to decreases of $14.9 million and $3.4 million in costs associated with our U.S. Consumer and Florist segments, respectively, and were partially offset by a $5.9 million increase (increase of $1.4 million in constant currency) in costs associated with our International segment, all of which were primarily associated with the changes in revenue noted above. Foreign currency exchange rates unfavorably impacted consolidated cost of revenues by $4.6 million during the year ended December 31, 2018. Gross margin was 35% for the year ended December 31, 2018, a decrease from 38% when compared to the year ended December 31, 2017.

Consolidated Sales and Marketing
Consolidated sales and marketing expenses decreased $0.5 million, or less than 1%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. This decrease was primarily due to an increase of $4.9 million associated with our U.S. Consumer segment and an increase of $2.6 million (increase of $2.0 million in constant currency) in our International segment and partially offset by a decrease of $8.7 million associated with our Florist segment. Foreign currency exchange rates had a $0.6 million unfavorable impact on consolidated sales and marketing during the year ended December 31, 2018. Consolidated sales and marketing expenses as a percentage of consolidated revenues increased to 25% for the year ended December 31, 2018 as compared to 23% for the year ended December 31, 2017.
Consolidated General and Administrative
Consolidated general and administrative expenses decreased $11.8 million, or 10.5%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. General and administrative expenses decreased primarily due to $7.7 million in costs incurred in 2017 related to our corporate strategic planning, which was completed in 2017, and decreases of $6.7 million in depreciation expense and $8.7 million in personnel-related costs. These decreases were partially offset by $7.0 million in consulting and employee retention costs incurred in 2018 associated with our corporate reorganization and increases of $1.4 million in legal and professional fees expense, $1.3 million in legal and consulting costs related to potential transactions, and $0.5 million in bad debt expense. Foreign currency exchange rates had a $0.4 million unfavorable impact on consolidated general and administrative expenses during the year ended December 31, 2018. Consolidated general and administrative expenses as a percentage of consolidated revenues was stable at 10% for the years ended December 31, 2018 and 2017.
Amortization of Intangible Assets
Amortization expense related to intangible assets decreased $9.8 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 as certain intangible assets were impaired during the years ended December 31, 2018 and 2017.
Restructuring and Other Exit Costs
Restructuring costs incurred during the year ended December 31, 2018 totaled $18.2 million related to the corporate restructuring and cost savings plan announced in July 2018. Such costs included employee severance and accelerated vesting of equity awards under the terms of certain executive employment agreements. During the year ended December 31, 2017, the Company incurred restructuring and other exit costs of $2.2 million, primarily related to employee termination and facility closure costs.
Impairment of Goodwill, Intangible Assets, and Other Long-Lived Assets
During the years ended December 31, 2018 and 2017, we recorded pre-tax impairment charges of $206.7 million and $300.3 million, respectively. See Footnote 5—“Goodwill, Intangible Assets, and Other Long-Lived Assets” for a further description of these charges.
Interest Expense, Net
Interest expense, net for the year ended December 31, 2018 increased $11.8 million to $21.6 million as compared to $9.8 million the year ended December 31, 2017. The increase was primarily due to higher interest rates and fees related to the Sixth Amendment, as defined and further described in “—Liquidity and Capital Resources” within this MD&A.
Provision for Income Taxes
During the year ended December 31, 2018, we recorded a tax benefit of $18.8 million on a pre-tax loss of $243.5 million compared to a tax benefit of $44.2 million on a pre-tax loss of $278.2 million for the year ended December 31, 2017. The goodwill impairment charges recorded during the years ended December 31, 2018 and 2017 totaling $109.4 million and $196.7 million, respectively, are not tax deductible, and therefore, there is no tax benefit recorded on the charges.

Year Ended December 31, 2017 compared to Year Ended December 31, 2016
Consolidated Revenues
Consolidated revenues decreased $38.0 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease in consolidated revenues was primarily due to a $32.0 million decrease in revenues from our U.S. Consumer segment and a $6.7 million decrease in revenues from our International segment (increase of $1.3 million in constant currency). Foreign currency exchange rates unfavorably impacted revenues by $8.1 million during the year ended December 31, 2017.
Consolidated Cost of Revenues
Consolidated cost of revenues decreased $29.1 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease was primarily due to a decrease of $25.2 million in costs associated with our U.S. Consumer segment, driven primarily by the reduction in revenues, and a $3.8 million decrease (increase of $1.7 million in constant currency) in costs associated with our International segment. Foreign currency exchange rates favorably impacted consolidated cost of revenues by $5.5 million during the year ended December 31, 2017. Gross margin was 38% for the year ended December 31, 2017, an increase from 37% when compared to the year ended December 31, 2016.
Consolidated Sales and Marketing
Consolidated sales and marketing expenses increased $20.0 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in consolidated sales and marketing expenses was primarily due to an increase of $19.8 million associated with our U.S. Consumer segment due to additional marketing spend to drive customer acquisition and retention. This increase was partially offset by a decrease of $1.2 million associated with our Florist segment and a decrease of $0.7 million (increase of $0.3 million in constant currency) associated with our International segment. Foreign currency exchange rates had a $1.0 million favorable impact on consolidated sales and marketing expenses during the year ended December 31, 2017. Consolidated sales and marketing expenses as a percentage of consolidated revenues increased to 23% for the year ended December 31, 2017 as compared to 20% for the year ended December 31, 2016.
Consolidated General and Administrative
Consolidated general and administrative expenses were relatively stable at $112.6 million for the year ended December 31, 2017 compared to $112.7 million for the year ended December 31, 2016. During the year ended December 31, 2017 depreciation expense decreased $2.6 million, transaction and integration costs decreased $2.5 million, bad debt expense decreased $1.5 million, and audit, legal and other professional fees decreased $1.7 million. These decreases were offset primarily by $7.7 million in costs related to corporate strategic planning and an increase of $0.6 million in personnel-related costs. Foreign currency exchange rates had a $0.6 million favorable impact on consolidated general and administrative expenses during the year ended December 31, 2017. Consolidated general and administrative expenses as a percentage of consolidated revenues was stable at 10% for the years ended December 31, 2017 and 2016.
Amortization of Intangible Assets
Amortization expense related to intangible assets decreased $47.6 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 as certain intangible assets related to the Acquisition were fully amortized at December 31, 2016.
Restructuring and Other Exit Costs
During the year ended December 31, 2017, the Company incurred restructuring and other exit costs of $2.2 million, primarily related to employee termination and facility closure costs. During the year ended December 31, 2016, the Company incurred restructuring and other exit costs of $11.8 million, primarily related to senior management changes, including expenses for severance and related accelerated vesting of equity awards, as well as restructuring charges related to the consolidation of certain office and distribution facilities for Provide Commerce.

Impairment of Goodwill, Intangible Assets, and Other Long-Lived Assets
During the years ended December 31, 2017 and 2016, the Company recognized pre-tax impairment charges of $300.3 million and $84.0 million, respectively. See Footnote 5—“Goodwill, Intangible Assets, and Other Long-Lived Assets” for a further description of these charges.
Interest Expense, Net
Interest expense, net for the year ended December 31, 2017 increased $0.6 million to $9.8 million as compared to $9.2 million the year ended December 31, 2016. The increase was primarily due to the rising interest rate market during 2017 when compared to 2016.
Provision for Income Taxes
During the year ended December 31, 2017, we recorded a tax benefit of $44.2 million on a pre-tax loss of $278.2 million compared to a tax benefit of $5.1 million on a pre-tax loss of $88.3 million for the year ended December 31, 2016. During the years ended December 31, 2017 and 2016, the impairment charges related to goodwill ($196.7 million in 2017 and $84.0 million in 2016) are not tax deductible, and therefore, there is no tax benefit recorded on the charges. Excluding the impact of the non-deductible goodwill impairment, the increase in the tax benefit rate was due to the recognition of an additional net benefit ($14.1 million) related to the impact of the reduced tax rates per the TCJA, being applied to the deferred tax balances. The TCJA also resulted in the Company incurring a Transition Tax Liability of $0.3 million as of December 31, 2017. In addition, tax shortfalls related to the vesting of equity awards increased tax expense by $1.6 million.
BUSINESS SEGMENT OPERATING RESULTS
We report our business in three reportable segments: U.S. Consumer, Florist, and International. Segment operating income is operating income excluding depreciation and amortization; impairment of goodwill, intangible assets, and other long-lived assets; litigation and dispute settlement charges or gains; transaction and integration costs; restructuring and other exit costs; and corporate reorganization costs. In addition, stock-based and incentive compensation and general corporate expenses are not allocated to the segments. Segment operating income/loss is prior to intersegment eliminations and excludes other income/(expense), net.
The segment results included in this MD&A are presented on a basis consistent with our internal management reporting. Segment information appearing in Footnote 2—“Segment Information” is also presented on this basis.

U.S. CONSUMER SEGMENT

	Year Ended December 31,			2018 to 2017		2017 to 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
	(in thousands, except for percentages and average order values)
Segment revenues	$727,866	$789,011	$821,008	$(61,145)	(8)%	$(31,997)	(4)%
Segment operating income/(loss)	$(4,556)	$46,439	$70,724	$(50,995)	(110)%	$(24,285)	(34)%
Key metrics and other financial data:
Consumer orders	14,171	14,926	15,293	(755)	(5)%	(367)	(2)%
Average order value	$49.95	$51.31	$52.06	$(1.36)	(3)%	$(0.75)	(1)%
Segment operating margin/(loss)	(1)%	6%	9%
 Year Ended December 31, 2018 compared to Year Ended December 31, 2017
U.S. Consumer Segment Revenues
U.S. Consumer segment revenues decreased $61.1 million, or 8%, for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily driven by a 5% decrease in consumer orders and a 3% decrease in average order value. The decrease in order volume was largely due to lower traffic on our websites, primarily driven by declines in mass media and paid search channels. The decrease in average order value was primarily due to a shift in the product mix to lower priced products and increased promotional offers. Revenues decreased 12%, 11%, and 7% for the FTD.com, ProFlowers, and Gourmet Foods units, respectively, for the year ended December 31, 2018 compared to the year ended December 31, 2017. Partially offsetting these decreases was a 9% increase in revenues for the Personal Creations unit for the year ended December 31, 2018 compared to the year ended December 31, 2017.
U.S. Consumer Segment Operating Income/(Loss)
U.S. Consumer segment operating income/(loss) decreased $51.0 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. The gross margin for the U.S. Consumer segment decreased to 32% for the year ended December 31, 2018 compared to 35% for the year ended December 31, 2017. The decrease was primarily driven by the reduced pricing noted above, increased inventory write-offs from lower than anticipated Valentine’s Day orders and increased freight costs. Sales and marketing expenses increased $4.9 million, or 3%, primarily due to increased rates paid for variable marketing per order, which was partially offset by lower order volume, and increased personnel-related costs. General and administrative expenses decreased $0.2 million, or 1%, when compared to the prior year. The U.S. Consumer segment operating loss was 1% for the year ended December 31, 2018 compared to operating margin of 6% for the year ended December 31, 2017.
Year Ended December 31, 2017 compared to Year Ended December 31, 2016
U.S. Consumer Segment Revenues
U.S. Consumer segment revenues decreased $32.0 million, or 4%, for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily driven by a 2% decrease in order volume and a 1% decrease in average order value. The decrease in order volume was primarily related to partner programs, including sympathy, group buying, and airlines, as well as other marketing channels. The decrease in average order value was primarily due to an increase in orders through the FTD.com Gold Program (a consumer membership program that offers reduced service and shipping fees), an unfavorable product mix, and lower service fees. Revenues decreased 11% and 5% for the FTD.com and ProFlowers units, respectively, for the year ended December 31, 2017 compared to the year ended December 31, 2016. Revenues for the Gourmet Foods and Personal Creations units both increased 6% for the year ended December 31, 2017 compared to the year ended December 31, 2016.

U.S. Consumer Segment Operating Income
U.S. Consumer segment operating income decreased $24.3 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The gross margin for the U.S. Consumer segment remained stable at 35% for both the years ended December 31, 2017 and 2016. Sales and marketing expenses increased $19.8 million primarily due to additional marketing spend to drive customer acquisition and retention, higher personnel-related costs, and higher-cost marketing channels. General and administrative expenses decreased $2.3 million primarily due to lower personnel-related costs and legal expenses. The U.S. Consumer segment operating margin decreased to 6% for the year ended December 31, 2017 from 9% for the year ended December 31, 2016.
FLORIST SEGMENT

	Year Ended December 31,			2018 to 2017		2017 to 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
	(in thousands, except for percentages and average revenues per member)
Segment revenues	$150,308	$165,737	$166,881	$(15,429)	(9)%	$(1,144)	(1)%
Segment operating income	$42,673	$46,477	$48,406	$(3,804)	(8)%	$(1,929)	(4)%
Key metrics and other financial data:
Average revenues per member	$14,919	$15,270	$14,425	$(351)	(2)%	$845	6%
Segment operating margin	28%	28%	29%
Year Ended December 31, 2018 compared to Year Ended December 31, 2017
Florist Segment Revenues
Florist segment revenues decreased $15.4 million, or 9%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. Services revenues decreased $10.6 million primarily due to lower clearinghouse order volume. Products revenues decreased $4.8 million primarily as a result of a planned reduction in container offerings and related pricing. Average revenues per member decreased 2% for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to a decline in clearinghouse order volume.
Florist Segment Operating Income
Florist segment operating income decreased $3.8 million, or 8%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The gross margin for the Florist segment decreased to 66% for the year ended December 31, 2018 compared to 67% for the year ended December 31, 2017 primarily due to declines in high-margin clearinghouse order-related revenues and planned reductions in container revenue and related pricing. Sales and marketing expenses decreased $8.7 million, or 17%, primarily due to fewer incentives paid to member florists as a result of lower order volume and lower personnel costs. General and administrative expenses increased $0.4 million primarily due to an increase in bad debt expense. Florist segment operating margin was 28% for the years ended December 31, 2018 and 2017.
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
INTERNATIONAL SEGMENT

	Year Ended December 31,				Year Ended December 31,
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
	(in thousands, except for percentages, average order values and average currency exchange rates)
In USD:
Segment revenues	$151,145	$145,966	$5,179	4%	$145,966	$152,700	$(6,734)	(4)%
Impact of foreign currency	(6,462)	—	(6,462)		8,054	—	8,054
Segment revenues (in constant currency) (a)	$144,683	$145,966	$(1,283)	(1)%	$154,020	$152,700	$1,320	1%

Segment operating income	$12,994	$16,770	$(3,776)	(23)%	$16,770	$19,128	$(2,358)	(12)%
Impact of foreign currency	(904)	—	(904)		902	—	902
Segment operating income (in constant currency) (a)	$12,090	$16,770	$(4,680)	(28)%	$17,672	$19,128	$(1,456)	(8)%

Key metrics and other financial data:
Consumer orders	2,690	2,661	29	1%	2,661	2,690	(29)	(1)%
Average order value	$46.69	$45.30	$1.39	3%	$45.30	$46.67	$(1.37)	(3)%
Segment operating margin	9%	11%			11%	13%

In GBP:
Segment revenues	£112,628	£113,407	£(779)	(1)%	£113,407	£112,330	£1,077	1%
Average order value	£34.84	£35.22	£(0.38)	(1)%	£35.22	£34.36	£0.86	3%
Average currency exchange rate: GBP to USD	1.34	1.29			1.29	1.36

(a)	USD at prior year comparable period foreign currency exchange rate.
We present certain results from our International segment on a constant currency basis, which results are considered non-GAAP financial measures. Management believes the inclusion of constant currency information permits the comparison of results between periods as if foreign currency exchange rates had remained constant period-over-period. Our International segment operates principally in the U.K. We calculate constant currency by applying the foreign currency exchange rate for the prior period to the local currency results for the current period.

Year Ended December 31, 2018 compared to Year Ended December 31, 2017
International Segment Revenues
International segment revenues increased $5.2 million, or 4%, (decreased $1.3 million, or 1%, in constant currency) for the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease in revenues in constant currency was primarily due to increases in indirect taxes not offset by price increases, the loss of credit card fee income as a result of statutory regulations, and increased discounts and refunds. These decreases were partially offset by the increase in revenues from the third quarter 2018 launch of the sale of floral-related supplies directly to our floral network members. See Footnote 4—“Transactions With Related Parties.” Consumer orders increased 1% primarily due to increased holiday orders during the first quarter of 2018 and increased non-peak orders due to reductions in pricing. Foreign currency exchange rates had a $6.5 million favorable impact on our International segment revenues during the year ended December 31, 2018.
International Segment Operating Income
International segment operating income decreased by $3.8 million, or 23%, ($4.7 million, or 28%, in constant currency) for the year ended December 31, 2018 compared to the year ended December 31, 2017. The gross margin for the International segment decreased to 29% for the year ended December 31, 2018 compared to 31% for the year ended December 31, 2017. Sales and marketing expenses increased $2.6 million ($2.0 million, or 12%, in constant currency) due to increased costs related to consumer marketing, the launch of the floral-related supplies business, and costs associated with marketing personnel. General and administrative expenses increased $0.4 million, or 4%, (stable in constant currency). International segment operating margin decreased to 9% for the year ended December 31, 2018 compared to 11% for the year ended December 31, 2017.
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
International Segment Operating Income
International segment operating income decreased by $2.4 million, or 12%, ($1.5 million, or 8%, in constant currency) for the year ended December 31, 2017 compared to the year ended December 31, 2016. The gross margin for the International segment decreased to 31% for the year ended December 31, 2017 compared to 32% for the year ended December 31, 2016. Sales and marketing expenses decreased $0.7 million (increased $0.3 million in constant currency). The increase in constant currency was primarily related to consumer marketing spend. General and administrative expenses increased $0.1 million ($0.8 million, or 7%, in constant currency). The increase in constant currency was primarily driven by an increase in personnel-related, legal and technology costs. International segment operating margin decreased to 11% for the year ended December 31, 2017 compared to 13% for the year ended December 31, 2016.

UNALLOCATED EXPENSES
The Company incurs certain expenses which are not allocated to its three reportable segments.

	Year Ended December 31,			% Change
	2018	2017	2016	2018 to 2017	2017 to 2016
	(in thousands, except for percentages)
Unallocated expenses	$54,099	$44,599	$49,899	21%	(11)%
Unallocated expenses include various corporate costs, such as executive management, corporate finance, and legal costs. In addition, unallocated expenses include stock-based and incentive compensation, restructuring and other exit costs, transaction and integration costs, and litigation and dispute settlement charges or gains.
Unallocated expenses increased $9.5 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. During the year ended December 31, 2018, we incurred restructuring and other exit costs of $18.2 million and $7.0 million of financial consulting and employee retention costs associated with our corporate reorganization plan announced in July 2018, and $1.3 million of legal and consulting costs related to potential transactions. During the year ended December 31, 2017, we incurred restructuring costs of $2.2 million primarily related to employee termination and facility closure costs and $1.1 million related to transaction and integration costs. Legal and professional fees increased $3.0 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. Partially offsetting these increases in costs was a $7.1 million decrease in personnel-related costs. In addition, we incurred $7.7 million of costs related to corporate strategic planning during the year ended December 31, 2017.
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
LIQUIDITY AND CAPITAL RESOURCES
Credit Agreement
In September 2014, FTD Companies, Inc. entered into the Credit Agreement (the “Credit Agreement”) with Interflora British Unit, certain wholly owned domestic subsidiaries of FTD Companies, Inc. party thereto as guarantors, the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of America, N.A., as the administrative agent for the lenders, which provided for a term loan in an aggregate principal amount of $200 million, the proceeds of which were used to repay a portion of outstanding revolving loans and also provided for a $350 million revolving credit facility. On December 31, 2014, we borrowed $120 million under the revolving credit facility to fund the cash portion of the Provide Commerce purchase price.
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

The Credit Agreement contains customary representations and warranties, events of default, affirmative covenants, and negative covenants, that, among other things, require us to maintain compliance with a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, share repurchases, asset sales, and our ability to incur additional debt and additional liens.
As detailed in Footnote 6—“Financing Arrangements,” since January 1, 2018, we entered into several amendments to the Credit Agreement with our lenders (the Credit Agreement, as previously amended and as further amended by the Sixth Amendment, the “Sixth Amendment”). The amendments, among other things, restricted the combined usage of the credit facility portion of the Credit Agreement, modified measurement dates and the required ratios for the consolidated net leverage ratio and fixed charge coverage ratio covenant tests and updated fees.
On March 13, 2019, the Company entered into the Amended Credit Agreement with our lenders. The Amended Credit Agreement includes, among other terms, a minimum Consolidated Adjusted EBITDA covenant; further limitations on capital expenditures; a covenant requiring that on or before June 1, 2019, the Company shall consummate one or more transactions (i) that would permit the Company and its subsidiaries to continue as a going concern, which must provide for the repayment in full of the obligations under the Amended Credit Agreement no later than June 1, 2019, or (ii) from which all or substantially all of the aggregate net cash proceeds are used to repay obligations and permanently reduce the commitments under the Amended Credit Agreement; and updated limits on our combined usage of the revolving credit facility portion of the Credit Agreement throughout its remaining term. In addition, the consolidated net leverage ratio and fixed charge coverage ratio covenants were deleted for the period ending March 31, 2019 and subsequent periods, as was the requirement that the auditor’s report on the Company’s financial statements for the year ended December 31, 2018 not contain a going concern explanatory paragraph. The Amended Credit Agreement also includes the provision of a pledge of 100% of the equity interests of certain of the Company’s subsidiaries and the Company’s use of best efforts to cause the UK Borrower to guarantee all obligations under the Amended Credit Agreement. For additional information regarding the Amended Credit Agreement see Footnote 6—“Financing Arrangements.”
Pursuant to the Amended Credit Agreement, our combined usage of the revolving credit facility portion of the Credit Agreement is restricted to amounts ranging from $60.0 million to $167.5 million based on our expected borrowing needs at various points in our business cycle, with all borrowings in excess of $150 million from and after July 6, 2019 subject to our 13-week cash forecast supporting any borrowing above such level. The minimum Consolidated Adjusted EBITDA covenant requires that we maintain Consolidated Adjusted EBITDA based on specific minimums for each two to three-month period from February 1, 2019 through the September maturity date. These minimums range from negative $4.5 million to $21.8 million and were determined based on our forecasted Adjusted EBITDA for each such period. In addition, we will pay a fee in an amount equal to the actual daily funded amount of the Revolving A and B Commitments in excess of $100 million times 2.5% per annum, which shall be paid quarterly in arrears and which replaces the previous 2.5% fee related to the Aggregate Revolving B Loans. In connection with the Amended Credit Agreement, we incurred an amendment fee of $2.9 million, which was 1% of the total revolving commitments and term loan as of the execution date of the Amended Credit Agreement. Such fee is payable upon the earliest to occur of (a) the September 2019 maturity date, (b) the acceleration of the loans, (c) the date upon which all obligations under the Amended Credit Agreement have been satisfied in full, or (d) at the election of the lenders, after the occurrence of a default (as defined in the Amended Credit Agreement).
Our ability to continue as a going concern is dependent on our generating profitable operating results, having sufficient liquidity to fund our operations, maintaining compliance with the revised covenants and other requirements under the Amended Credit Agreement, and refinancing or repaying the indebtedness outstanding under the Amended Credit Agreement, including in connection with a sale or merger of the Company or other strategic transaction, as discussed below under “—Going Concern.”

The stated interest rate at December 31, 2018 under both the term loan and the revolving credit facility portions was 10.00%. The effective interest rates at December 31, 2018 under the term loan and the revolving credit facility were 16.22% and 16.54%, respectively. The effective interest rates include interest calculated at the stated rates, fees, and the amortization of the deferred financing fees.
The term loan is subject to amortization payments of $5 million per quarter and customary mandatory prepayments under certain conditions. During the year ended December 31, 2018, the Company made payments of $21.3 million under the term loan, which included a $1.3 million payment related to the sale of a business. We had net borrowings of $47 million on the revolving credit facility during the year ended December 31, 2018. The outstanding balance of the term loan and all amounts outstanding under the revolving credit facility are due upon maturity in September 2019.
As of December 31, 2018, the remaining borrowing capacity under the Sixth Amendment, which was reduced by $1.5 million in outstanding letters of credit, was $69.5 million.
The degree to which our assets are leveraged and the terms of our debt could materially and adversely affect our ability to obtain additional capital, as well as the terms at which such capital might be offered to us. If we seek to raise additional capital through public or private debt or equity financings, strategic relationships, or other arrangements as part of the strategic alternatives review discussed elsewhere in this Form 10-K, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could severely constrain or prevent us from, among other factors, developing new or enhancing existing services or products or funding necessary capital expenditures and may have a material adverse effect on our business, financial position, results of operations, and cash flows, as well as impair our ability to service our debt obligations. If additional funds were raised through the issuance of equity or convertible debt securities, the percentage of stock owned by the then-current stockholders could be reduced. Furthermore, such equity or any debt securities that we issue might have rights, preferences, or privileges senior to holders of our common stock. In addition, trends in the securities and credit markets may restrict our ability to raise any such additional funds, at least in the near term.
Going Concern
Our ability to continue as a going concern is dependent on our generating profitable operating results, having sufficient liquidity, maintaining compliance with the revised covenants and other requirements under the Amended Credit Agreement, and refinancing or repaying the indebtedness outstanding under the Amended Credit Agreement, including in connection with a sale or merger of the Company or other strategic transaction, as discussed in more detail below. In the financial statements for the year ended December 31, 2017 as well as every quarter since, management’s assessment has been that there is substantial doubt about the Company’s ability to continue as a going concern.
As part of our efforts to address these issues, as previously announced, our board of directors has initiated a review of strategic alternatives. The strategic alternatives under consideration include, but are not limited to, a sale or merger of the Company, continuing to pursue value-enhancing initiatives as a standalone company, and potential financings or equity transactions. We also announced a corporate restructuring and cost savings plan, under which opportunities to optimize operations, drive efficiency, and reduce costs have been identified.
We will need to refinance or repay the outstanding indebtedness no later than its September 2019 maturity. Based on our 2019 year-to-date results of operations and outlook for the remainder of the term of the Amended Credit Agreement, we currently anticipate that we will be in compliance with the Consolidated Adjusted EBITDA covenant and will have sufficient liquidity to fund our operations into July 2019 but may not have sufficient liquidity to fund our operations beyond then. In addition, there can be no assurances that we will be able to complete one or more transactions that will enable us to repay all or a portion of the outstanding indebtedness by June 1, 2019 or at all. If we are unable to meet the revised covenants of the Amended Credit Agreement and we are unable to obtain waivers or further amendments from our lenders, the lenders could exercise remedies under the Amended Credit Agreement and repayment of the indebtedness outstanding under the Amended Credit Agreement could be accelerated. We may not have sufficient capital to repay the obligations due under our Amended Credit Agreement upon maturity, or earlier if called for repayment by the lenders following a failure to meet the revised covenants under the Amended Credit Agreement.

As noted above, we will need to refinance or repay the indebtedness outstanding under the Amended Credit Agreement no later than its September 2019 maturity date. There can be no assurance that we will be able to affect a refinancing on acceptable terms or repay this outstanding indebtedness, when required or if at all, including as a result of the strategic alternatives review noted above. In this regard, there can be no assurance that the strategic alternatives review will result in any particular strategic alternative or strategic transaction. If we are not successful in our initiatives or do not have sufficient liquidity to fund our business activities, we may be forced to limit our business activities or be unable to continue as a going concern, which would have a material adverse effect on our results of operations and financial condition. The uncertainties identified above raise substantial doubt about our ability to continue as a going concern. The financial statements included in this Form 10-K do not include any adjustments that might result from the outcome of our efforts to address these uncertainties.
Year Ended December 31, 2018 compared to Year Ended December 31, 2017
Our total cash and cash equivalents balance decreased by $13.3 million to $16.2 million at December 31, 2018 compared to $29.5 million at December 31, 2017. Our summary cash flows for the periods presented were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by/(used for) operating activities	$(11,239)	$52,817	$76,244
Net cash used for investing activities	$(21,567)	$(17,572)	$(16,557)
Net cash provided by/(used for) financing activities	$19,911	$(88,483)	$(35,286)

Cash used for operations was $11.2 million for the year ended December 31, 2018 as compared to cash provided by operations of $52.8 million for the year ended December 31, 2017. Although the net loss for the year ended December 31, 2018 was $9.3 million lower than the net loss for the year ended December 31, 2017, the non-cash items, such as impairment of goodwill, intangible assets, and other long-lived assets; depreciation and amortization; deferred taxes; and stock-based compensation, included in such losses, were $72.9 million lower for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The changes in our operating assets and liabilities included a reduction of $2.9 million in accounts payable and accrued liabilities due to timing of such payments; an increase of $2.4 million in other liabilities; a reduction of $2.2 million in prepaid expenses and other assets; and an increase in inventories of $2.0 million. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing, and other factors.
Net cash used for investing activities increased by $4.0 million, primarily related to $33.8 million of property and equipment purchases in 2018 as compared to $15.1 million in 2017. This increase was partially offset by proceeds received totaling $10.0 million from the surrender of corporate-owned life insurance policies and $2.2 million related to the sale of a business during 2018. In 2017, we paid $2.5 million, net of cash acquired, for the acquisition of a business. We currently anticipate that our total capital expenditures for 2019 will approximate $22.0 million to $28.0 million. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.
Net cash provided by financing activities increased by $108.4 million for 2018 as compared to 2017, primarily due to net proceeds from borrowings of $25.7 million of outstanding amounts under the Sixth Amendment during 2018 compared to net repayments of $88.0 million during 2017. Partially offsetting this increase in cash provided by financing activities was $5.8 million of cash paid for deferred financing fees.

Year Ended December 31, 2017 compared to Year Ended December 31, 2016
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
Net cash used for financing activities increased by $53.2 million for 2017 as compared to 2016, primarily due to net repayments of $88.0 million of outstanding amounts under the Credit Agreement during 2017 compared to $20.0 million of repayments during 2016. During the year ended December 31, 2016, we repurchased $15.2 million of common stock under a repurchase program. During 2017, we did not repurchase any shares of our common stock under this program. The repurchase program expired in March 2018.
CONTRACTUAL OBLIGATIONS, OTHER COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations
Contractual obligations at December 31, 2018 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Debt, including interest(a)	$241,074	$241,074	$—	$—	$—
Noncancelable operating leases	51,855	7,828	16,833	12,268	14,926
Purchase obligations	19,348	13,533	5,772	43	—
Deferred compensation plans	842	161	148	62	471
Other liabilities	287	100	96	91	—
Total	$313,406	$262,696	$22,849	$12,464	$15,397

(a)
All outstanding amounts under the Sixth Amendment were current at December 31, 2018 as its maturity date is September 2019. Interest obligations were estimated based on stated rates under the credit facility.

At December 31, 2018, we had liabilities for uncertain tax positions totaling $0.4 million, which are not included in the table above, as we are not able to reasonably estimate when or if cash payments for long-term liabilities related to uncertain tax positions will occur.
We had $1.5 million of commitments under letters of credit at December 31, 2018 which were scheduled to expire within one year. Standby letters of credit are maintained by FTD to secure credit card processing activity and additional letters of credit are maintained related to inventory purchases, insurance policies and lease obligations.

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
Off-Balance Sheet Arrangements
At December 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.
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
Revenue Recognition
We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers effective January 1, 2018, using the modified retrospective method. This method requires that the cumulative effect of the initial application is recognized as an adjustment to the opening balance of our retained earnings at January 1, 2018. The adoption did not have a material impact on our revenue recognition and therefore, we did not record an adjustment to our retained earnings at January 1, 2018.
We recognize revenue from short-term contracts for the sale of various products and services to our customers, which include consumers, floral network members, and wholesale customers. Sales to consumers are generated via our websites, mobile sites and applications, or over the telephone with payment made either at the time the order is placed or upon shipment. Product revenues from these short-term contracts are single performance obligations and are considered complete upon delivery to the recipient. Amounts collected from customers upon placement of an order are recorded as deferred revenue and recognized upon delivery of the product. Products revenues, less discounts and refunds, and the related cost of revenues are recognized when control of the goods is transferred to the recipient, which is generally upon delivery. Product sales are not refundable other than as related to customer service issues. Shipping and service fees charged to customers are recognized at the time the related products revenues are recognized and are included in products revenues. Shipping and delivery costs are included in cost of revenues. Sales taxes are collected from customers and remitted to the appropriate taxing authorities and are not reflected in our consolidated statements of operations as revenues.

We generally recognize revenues for sales to consumers on a gross basis because we control the goods before they are transferred to the recipient as we (i) bear primary responsibility for fulfilling the promise to the customer; (ii) bear inventory risk before and/or after the good or service is transferred to the customer; and (iii) have discretion in establishing the price for the sale of the good or service to the customer.
Services revenues related to orders sent through our floral network are variable based on either the number of orders or the value of orders and are recognized in the period in which the orders are delivered. Membership and other subscription-based fees are recognized monthly as earned, on a month-to-month basis. Each service we offer is separate and distinct from other services and represents an individual performance obligation.
We also sell point-of-sale systems and related technology services to our floral network members and recognize revenue in accordance with ASC 606. For hardware sales that include software, revenues are recognized when delivery, installation and customer acceptance have all occurred. The transaction price for point-of-sale systems is based on the equipment and the software modules ordered by the customer and include installation and training for the system. The sale of the system is considered a single performance obligation since the installation and training are a significant part of the sale in order for the floral network member to send and receive floral orders through the point-of-sale systems. We recognize revenues on hardware which is sold without software at the time of delivery.
Probability of collection for both products and services revenue is assessed based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If it is determined that collectability is not reasonably assured, revenues are not recognized until collectability becomes reasonably assured.
We incur contract costs that are incremental costs incurred for obtaining a contract. These contract costs are short-term (less than a year) and are expensed as incurred based on the practical expedient provided in ASC 606. As such, we do not capitalize costs incurred for obtaining a contract.
Goodwill, Intangible Assets, and Other Long-Lived Assets
Goodwill is tested for impairment at the reporting unit level. A reporting unit is a business or a group of businesses for which discrete financial information is available and is regularly reviewed by management. An operating segment is made up of one or more reporting units. We report our business operations in three operating and reportable segments: U.S. Consumer, Florist, and International. Each of the Florist and International segments is a reporting unit. The U.S. Consumer segment is comprised of three reporting units, FTD.com, ProFlowers/Gourmet Foods, and Personal Creations. The ProFlowers and Gourmet Foods businesses have similar margins and share operations and business team structure, among other similarities. Therefore, these businesses meet the aggregation criteria, and as such, we have aggregated these two businesses into one reporting unit.
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
Goodwill and indefinite-lived intangible assets are not subject to amortization but are reviewed for impairment in the fourth quarter of each year, or more frequently if events or substantive changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value (i.e. that a triggering event has occurred). Additionally, we evaluate finite-lived intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset groups may not be recoverable. Testing goodwill, intangible assets, and other long-lived assets for impairment involves comparing the fair value of the reporting unit, intangible asset, or other long-lived asset to its carrying value. If the carrying amount of a reporting unit, intangible asset, or other long-lived asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess, up to the carrying value of the goodwill, intangible asset, or other long-lived asset.

During the second quarter of 2018, due to continued declines in financial results and reductions in the projected results for the remainder of 2018, we determined that a triggering event had occurred that required an interim impairment assessment for all of our reporting units other than the International reporting unit, as that reporting unit’s year-to-date and projected results were relatively in line with expectations. The intangible assets and other long-lived assets associated with the reporting units assessed were also reviewed for impairment. In addition, we experienced a sustained decline in market capitalization during the fourth quarter of 2018 which, along with updated projections based on our long-term strategic plan finalized in the fourth quarter of 2018, was reflected in the annual impairment assessment of goodwill and indefinite-lived intangible assets. We also considered this a triggering event for another assessment of finite-lived intangible and other long-lived assets.
In calculating fair values for these interim and annual impairment tests, we used a combination of the income, market, and cost approaches for determining the valuations of our reporting units. The income approach was used primarily, as we believe that a discounted cash flow approach is the most reliable indicator of the fair values of the businesses. Under the market approach, we used the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar companies based on business description, revenue size, markets served, and profitability. The key assumptions used in the income approach discounted cash flow valuation model included discount rates, growth rates, cash flow projections, and terminal growth rates. The cash flow projections reflect management’s forecasts, taking into account both the historical performance of each reporting unit and the expected contributions from anticipated savings related to our corporate reorganization and cost savings plan as well as the benefits of the strategic initiatives identified in the strategic planning conducted in 2017. The discount rates utilized were indicative of the return an investor would expect to receive for investing in a similar business. Considering industry and company specific historical data and internal forecasts and projections, management developed growth rates and cash flow projections for each reporting unit. In determining the terminal growth rates, we considered GDP growth, consumer price inflation, and the long term growth prospects of each reporting unit. The discount rate, growth rates, royalty rates, cash flow projections, and terminal growth rates are also significant estimates used in the determination of the fair value of the indefinite-lived intangible assets. The indefinite-lived intangible assets were valued using the relief-from-royalty method, which assumes that, in lieu of ownership, a company would be willing to pay a royalty to exploit the benefits of the asset. The cost approach was used as this approach is a generally accepted valuation method when the valuation is either negative or the value of the net assets/liabilities exceeds the expected present value of the economic returns. Under the cost approach, we used the net asset value method, which is based on the premise that a prudent investor would pay no more for an asset than its replacement or reproduction cost.
The assessment of whether or not goodwill and/or indefinite-lived intangible assets are impaired involves a significant level of judgment and estimates in selecting the assumptions used to determine the fair values of our reporting units and indefinite-lived intangible assets. We believe the assumptions and rates used in our impairment assessments are reasonable, but they are judgmental, and variations in any assumptions could result in materially different calculations of fair value and/or other changes in other related assumptions. Factors that have the potential to create variances in the estimated fair value of the reporting units include, but are not limited to, fluctuations in (1) forecasted order volumes and average order values, which can be driven by multiple external factors affecting demand, including macroeconomic factors, competitive dynamics, and changes in consumer preferences; (2) marketing costs to generate orders; (3) product and fulfillment costs; (4) operational efficiency; and (5) equity valuations of peer companies.
For the interim impairment test, we used a combination of the income and market approaches for all reporting units tested other than the ProFlowers/Gourmet Foods reporting unit, for which we used the cost approach. The interim test resulted in our determination that the fair value of the Florist reporting unit exceeded its carrying value and, therefore, its goodwill was not impaired. That reporting unit’s fair value exceeded its carrying value by approximately 6%. The fair values of the FTD.com, ProFlowers/Gourmet Foods, and Personal Creations reporting units were less than their carrying values and, as such, goodwill impairment charges of $35.2 million, $14.8 million, and $12.5 million, respectively, were recorded during the second quarter of 2018 related to these reporting units. The ProFlowers/Gourmet Foods reporting unit’s goodwill was fully impaired as a result of the interim assessment.

For the annual impairment test, we used a combination of the income and market approaches for all reporting units other than the Personal Creations and ProFlowers/Gourmet Foods reporting units. For Personal Creations, only the income approach was used as the near-term financial results for that business were not considered normalized. The fair value of the ProFlowers/Gourmet Foods reporting unit, which was assessed only for purposes of deriving the enterprise value as their goodwill is fully impaired, was again determined using the cost approach. The annual test resulted in our determination that the fair value of the International reporting unit exceeded its carrying value by approximately 30% and, therefore, its goodwill was not impaired. The fair values of the Florist, Personal Creations, and FTD.com reporting units were less than their carrying values and, as such, goodwill impairment charges of $21.3 million, $13.8 million, and $11.9 million, respectively, were recorded during the fourth quarter of 2018 related to these reporting units.
Impairment charges are included in operating expenses in the consolidated statement of operations under the caption “Impairment of goodwill, intangible assets, and other long-lived assets.” Refer to Footnote 5—“Goodwill, Intangible Assets, and Other Long-Lived Assets” for the remaining balances of goodwill by reporting unit.
Certain key assumptions used in determining the fair value for our reporting units for the interim and annual impairment tests were as follows:

	Interim Assessment Second Quarter of 2018		Annual Assessment Fourth Quarter of 2018
	Discount Rates	Terminal Growth Rates	Discount Rates	Terminal Growth Rates
FTD.com	26.5%	2.0%	27.0%	2.0%
Florist	20.0%	0.5%	20.0%	0.5%
International	13.5%	2.0%	16.0%	2.0%
ProFlowers/Gourmet Foods	26.5%	2.0%	27.0%	2.0%
Personal Creations	26.5%	2.5%	27.0%	2.5%
In conjunction with the interim goodwill impairment test, we also reviewed the indefinite-lived intangible assets of the reporting units tested for potential impairment. All indefinite-lived intangible assets were reviewed as part of the annual impairment test. The tests for impairment of the indefinite-lived intangible assets were performed by comparing the fair values of such assets to their respective carrying values. The interim impairment test resulted in the determination that the fair value of the indefinite-lived intangible asset related to the trademark and trade name shared between the FTD.com and Florist reporting units was less than its carrying value and, accordingly, a pre-tax impairment charge of $20.4 million was recorded during the second quarter of 2018. The annual impairment test indicated a further impairment of such trademark and trade name, resulting in an impairment charge of $7.7 million, which was recorded during the fourth quarter of 2018. In addition, the annual impairment test indicated that the fair value of the indefinite-lived intangible asset related to the International reporting unit’s trademark and trade name was also less than its carrying value and accordingly, a pre-tax impairment charge of $3.9 million was recorded during the fourth quarter of 2018. Certain key assumptions used in determining the fair value of the indefinite-lived intangible assets for both the interim and annual impairment tests were discount rates of 16.0% to 27.0% and average royalty rates of 1.5% to 5.0%, respectively.
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

The process of evaluating the potential impairment of finite-lived intangible and other long-lived assets is subjective and requires significant judgment on matters such as, but not limited to, the asset group to be tested for recoverability. We are also required to make estimates that may significantly impact the outcome of the analyses. Such estimates include, but are not limited to, future operating performance and cash flows, cost of capital, terminal values, and remaining economic lives of assets.
In conjunction with the interim and annual impairment tests, we also reviewed our finite-lived intangible assets for potential impairment. The interim impairment evaluation of the finite-lived intangible assets indicated that the carrying amount of the ProFlowers trade name was not recoverable when compared to the expected undiscounted future cash flows. As such, a pre-tax impairment charge of the remaining carrying value of $51.9 million was recorded related to the ProFlowers trade name during the second quarter of 2018. In addition, due to a management decision to cease operations of BloomThat, a business acquired in 2017 that was included in the ProFlowers/Gourmet Foods reporting unit, a pre-tax impairment charge of $0.9 million was recorded related to the remaining carrying value of the finite-lived intangible assets associated with that business. The annual impairment evaluation indicated that the expected undiscounted future cash flows exceeded the carrying amounts of all remaining finite-lived intangible assets. As such, these assets were not deemed impaired during the fourth quarter of 2018.
In conjunction with the interim goodwill impairment test, we also reviewed the other long-lived assets of the reporting units tested for potential impairment. All other long-lived assets were reviewed as part of the annual impairment test. The tests for impairment of the other-long lived assets were performed by comparing the expected undiscounted future cash flows to the carrying amounts of the assets for each reporting unit tested. For the interim test, the expected undiscounted future cash flows exceeded the carrying amounts of the asset groups for all reporting units tested, resulting in no impairment. The results of the annual test indicated that the carrying amounts of other long-lived assets related to the Personal Creations reporting unit were not recoverable. Based on our assessment of the fair value of this asset group using a discounted cash flow analysis, we determined that the carrying value of this asset group exceeded its fair value. As a result, pre-tax impairment charges of $7.7 million, representing the remaining net book value of such assets, were recorded during the fourth quarter of 2018.
During the year ended December 31, 2017, the other long-lived assets related to the ProFlowers/Gourmet Foods reporting unit were fully impaired as the projected undiscounted cash flows of that reporting unit were less than the carrying amount of such assets. Additional impairment charges of $4.8 million were recorded during the year ended December 31, 2018 related to capital additions for that reporting unit as the undiscounted cash flows continue to be less than the carrying amount of the assets of that asset group.
We are currently completing a review of strategic alternatives for our businesses. Given the uncertainties regarding the related impacts such review and our limited liquidity, as discussed in “—Liquidity and Capital Resources” within this MD&A, could have on our financial performance, there can be no assurance that the estimates and assumptions made for purposes of either the interim or annual impairment testing will prove to be accurate predictions of the future. In addition, our stock price has continued to be volatile. If our projections of future cash flows and financial performance are not achieved, or if our market capitalization declines further, we may be required to record further impairment charges on our goodwill, intangible assets, or other long-lived assets in future periods. It is not possible at this time to determine if any such additional future impairment charge would result or, if it does, whether such charge would be material. See Footnote 5—“Goodwill, Intangible Assets, and Other Long-Lived Assets” for the remaining balances of goodwill by reporting unit and intangible assets.
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

Our U.S. businesses were in a cumulative three year net loss position, adjusted for permanent items, at the end of the year ended December 31, 2018. Given the cumulative losses, which are negative evidence that was considered in assessing the realizability of the U.S. deferred tax assets, we did not consider future taxable income exclusive of reversing temporary differences and carryforwards nor did we consider tax planning strategies related to those businesses. We did consider the future reversal of existing taxable temporary differences as positive evidence that was considered in assessing the need for a valuation allowance. At December 31, 2018, our valuation allowance totaled $5.6 million, which is an estimate of our expected exposure after taking into consideration deferred tax liabilities that are expected to reverse over future periods and create taxable income that will exceed the deductions created by the reversal of the deferred tax assets.
RECENT ACCOUNTING PRONOUNCEMENTS
For information about recently adopted and recently issued accounting pronouncements refer to Footnote 1—“Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements.”
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks arising from transactions in the normal course of business; principally risk associated with interest rate and foreign currency exchange rate fluctuations.
Interest Rate Risk
We are exposed to interest rate risk on our cash and cash equivalents and the outstanding balance under the Amended Credit Agreement. At December 31, 2018, the interest rates applicable to borrowings under the Sixth Amendment were based on a base rate plus a margin ranging from 1.50% per annum to 6.50% per annum, calculated according to our net leverage ratio. At December 31, 2017, the interest rates applicable to borrowings under the Credit Agreement were based on either LIBOR plus a margin ranging from 1.50% per annum to 2.50% per annum, or a base rate plus a margin ranging from 0.50% per annum to 1.50% per annum, calculated according to our net leverage ratio. A 100 basis point increase in the applicable rates at December 31, 2018 and 2017 would result in an estimated annual increase in our interest expense related to the outstanding debt under the credit facility of approximately $2.2 million and $1.9 million, respectively.
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
At times, we utilize forward foreign currency exchange contracts to protect the value of our net investments in certain foreign subsidiaries denominated in currencies other than the USD. These contracts are designated as hedges of net investments in foreign entities. At both December 31, 2018 and 2017, we had no forward foreign currency exchange contracts outstanding.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on our evaluation under this framework, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.
Deloitte & Touche LLP, an independent registered public accounting firm, which audited our consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing in Part II, Item 8 in this Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
On March 13, 2019, we entered into the Amended Credit Agreement, which includes, among other terms, a minimum Consolidated Adjusted EBITDA covenant; further limitations on capital expenditures; a covenant requiring that, on or before June 1, 2019, the Company shall consummate one or more transactions (i) that would permit the Company and its subsidiaries to continue as a going concern, which must provide for the repayment in full of the obligations under the Amended Credit Agreement no later than June 1, 2019, or (ii) from which all or substantially all of the aggregate net cash proceeds are used to repay obligations and permanently reduce the commitments under the Amended Credit Agreement; and updated limits on our combined usage of the revolving credit facility portion of the Credit Agreement throughout its remaining term. In addition, the consolidated net leverage ratio and fixed charge coverage ratio covenants were deleted for the period ending March 31, 2019 and subsequent periods, as was the requirement that the auditor’s report on the Company’s financial statements for the year ended December 31, 2018 not contain a going concern explanatory paragraph.

Pursuant to the Amended Credit Agreement, our combined usage of the revolving credit facility portion of the Credit Agreement is restricted to amounts ranging from $60.0 million to $167.5 million based on our expected borrowing needs at various points in our business cycle, with all borrowings in excess of $150 million from and after July 6, 2019 subject to our 13-week cash forecast supporting any borrowing above such level. In addition, we will pay a fee in an amount equal to the actual daily funded amount of the Revolving A and B Commitments (as defined in the Amended Credit Agreement) in excess of $100 million times 2.5% per annum, which shall be paid quarterly in arrears and which replaces the previous 2.5% fee related to the Aggregate Revolving B Loans. In connection with the Amended Credit Agreement, we incurred an amendment fee of $2.9 million, which was 1.0% of the total revolving commitments and term loan as of the execution date of the Amended Credit Agreement. Such fee is payable upon the earliest to occur of (a) the September 2019 maturity date, (b) the acceleration of the loans, (c) the date upon which all obligations under the Amended Credit Agreement have been satisfied in full, or (d) at the election of the lenders, after the occurrence of a default (as defined in the Amended Credit Agreement). A copy of the Seventh Amendment to Credit Agreement was filed as Exhibit 10.1 to the Company’s Current Report on Form 8–K filed with the SEC on March 14, 2019.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required to be set forth hereunder will be included in an amendment to this report or incorporated by reference, when filed, from our proxy statement (the “Proxy Statement”) for the 2019 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.
ITEM 11.  EXECUTIVE COMPENSATION
Information required to be set forth hereunder will be included in an amendment to this report or incorporated by reference, when filed, from our Proxy Statement.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required to be set forth hereunder will be included in an amendment to this report or incorporated by reference, when filed, from our Proxy Statement.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required to be set forth hereunder will be included in an amendment to this report or incorporated by reference, when filed, from our Proxy Statement.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required to be set forth hereunder will be included in an amendment to this report or incorporated by reference, when filed, from our Proxy Statement.

PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.Consolidated Financial Statements:
2.Financial Statement Schedule:

Page
Schedule II—Valuation and Qualifying Accounts	F-47

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

			Incorporated by Reference to
No.	Exhibit Description	Filed with this Form 10-K	Form	File No.	Date Filed	Exhibit Number (if different)
3.1	Amended and Restated Certificate of Incorporation of FTD Companies, Inc.		10-Q	001-35901	11/6/2013
3.2	Second Amended and Restated Bylaws of FTD Companies, Inc.		10-Q	001-35901	11/6/2013
4.1	Investor Rights Agreement, by and between Liberty Interactive Corporation (n/k/a Qurate Retail, Inc.) and FTD Companies, Inc., dated December 31, 2014		8-K	001-35901	12/31/2014	10.1
10.1	Tax Sharing Agreement by and between United Online Inc. and FTD Companies, Inc.		10-Q	001-35901	11/6/2013	10.3
10.2	FTD Companies, Inc. Amended and Restated 2013 Incentive Compensation Plan**		8-K	001-35901	11/13/2013	10.1
10.3	Form of Restricted Stock Unit Issuance Agreement for Officers With Employment Agreements**		8-K	001-35901	11/13/2013
10.4	Form of Option Agreement for Officers With Employment Agreements**		8-K	001-35901	11/13/2013
10.5	Form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Initial Grant)**		8-K	001-35901	11/13/2013
10.6	Form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Annual Grant)**		8-K	001-35901	11/13/2013
10.7	Service Agreement by and between Interflora Holdings Limited and Rhys J. Hughes, as amended**		10/A	001-35901	9/9/2013	10.8
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
			8-K	001-35901	9/23/2014	10.1
10.9	Employment Agreement by and between FTD Companies, Inc. and Scott D. Levin**		10-Q	001-35901	11/13/2014	10.3
10.10	FTD Companies, Inc. Amended and Restated 2013 Incentive Compensation Plan (amended and restated as of June 9, 2015)**		DEF-14A	001-35901	4/28/2015	Exhibit A
10.11	FTD Companies, Inc. 2015 Employee Stock Purchase Plan**		DEF-14A	001-35901	4/28/2015	Exhibit B
10.12	Amendment to Service Agreement between Liberty Interactive Corporation (n/k/a Qurate Retail, Inc.) and Provide Commerce, Inc.		10-Q	001-35901	5/8/2015	10.2
10.13	Purchase and Sale Agreement dated as of April 30, 2015 by and between Provide Creations, Inc. and Provide Gifts, Inc.		10-Q	001-35901	5/8/2015	10.3
10.14	Amendment No. 1 to Separation and Distribution Agreement by and between United Online, Inc. and FTD Companies, Inc.		10-Q	001-35901	8/6/2015	10.3
10.15	Form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Annual Grant) **		10-Q	001-35901	8/6/2015	10.4
10.16	Form of Option Agreement for Officers with Employment Agreements**		10-Q	001-35901	11/6/2015	10.1

			Incorporated by Reference to
No.	Exhibit Description	Filed with this Form 10-K	Form	File No.	Date Filed	Exhibit Number (if different)
10.17	Form of Option Agreement for Domestic Employees**		10-Q	001-35901	11/6/2015	10.2
10.18	Form of Option Agreement for UK and Canadian Employees**		10-Q	001-35901	11/6/2015	10.3
10.19	Form of Restricted Stock Unit Issuance Agreement for Officers with Employment Agreements**		10-K	001-35901	3/10/2016	10.24
10.20	Employment Agreement by and between Florists’ Transworld Delivery, Inc. and Tom D. Moeller**		10-K	001-35901	3/10/2016	10.25
10.21	Amendment to Employment Agreement by and between Florists’ Transworld Delivery, Inc. and Tom D. Moeller**		10-K	001-35901	3/10/2016	10.26
10.22	FTD Companies, Inc. 2016 Management Bonus Plan**		10-Q	001-35901	5/6/2016	10.1
10.23	Rhys Hughes Service Agreement Amendment**		10-Q	001-35901	8/5/2016	10.1
10.24	First Amendment to the FTD Companies, Inc. 2016 Management Bonus Plan**		10-Q	001-35901	8/5/2016	10.2
10.25	Rhys Hughes Service Agreement Second Amendment**		10-Q	001-35901	11/8/2016	10.1
10.26	Second Amendment to the FTD Companies, Inc. 2016 Management Bonus Plan**		10-Q	001-35901	11/8/2016	10.3
10.27	Second Amendment to the Employment Agreement by and between Florists’ Transworld Delivery, Inc. and Tom D. Moeller**		10-K	001-35901	3/16/2017	10.33
10.28	Amendment to the Employment Agreement by and between FTD Companies, Inc. and Scott D. Levin**		10-K	001-35901	3/16/2017	10.34
10.29	Rhys Hughes Service Agreement Third Amendment**		10-K	001-35901	3/16/2017	10.35
10.30	Letter Agreement Regarding Executive Severance Benefits by and between FTD Companies, Inc. and Eric Vratimos**		10-K	001-35901	3/16/2017	10.36
10.31	Employment Agreement by and between FTD Companies, Inc. and John C. Walden**		10-K	001-35901	3/16/2017	10.38
10.32	FTD Companies, Inc. Third Amended and Restated 2013 Incentive Compensation Plan (amended and restated as of June 6, 2017)**		DEF-14A	001-35901	4/26/2017	Exhibit A
10.33	FTD Companies, Inc. 2017 Management Bonus Plan**		10-Q	001-35901	5/10/2017	10.1
10.34	Third Amended and Restated 2013 Incentive Compensation Plan Restricted Stock Unit Issuance Agreement**		10-Q	001-35901	8/9/2017	10.1
10.35	Employment Agreement by and between FTD Companies, Inc. and Jeffery Severts**		10-Q	001-35901	11/9/2017	10.1
10.36	Employment Agreement by and between FTD Companies, Inc. and Simha Kumar**		10-Q	001-35901	11/9/2017	10.2
10.37	Form of Option Agreement for Officers with Employment Agreements**		10-Q	001-35901	11/9/2017	10.4
10.38	Form of Restricted Stock Unit Issuance Agreement for Officers with Employment Agreements**		10-Q	001-35901	11/9/2017	10.5
10.39	Assignment and Assumption Agreement between General Communication, Inc., Liberty Interactive Corporation (n/k/a Qurate Retail Inc.), Liberty Interactive, LLC, Ventures Holdco, LLC, and FTD Companies, Inc.		10-Q	001-35901	11/9/2017	10.6
10.40	Form of Restricted Stock Unit Issuance Agreement for Officers with Employment Agreements**		10-K	001-35901	4/2/2018	10.1
10.41	Form of Performance-Based Restricted Stock Unit Issuance Agreement for Officers**		10-K	001-35901	4/2/2018	10.2
10.42	Form of Option Agreement for Officers**		10-K	001-35901	4/2/2018	10.3
10.43	Forbearance Agreement and Second Amendment to Credit Agreement, dated as of March 30, 2018, among FTD Companies, Inc., Interflora British Unit, the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as administrative agent for the Lenders		10-K	001-35901	4/2/2018	10.4

			Incorporated by Reference to
No.	Exhibit Description	Filed with this Form 10-K	Form	File No.	Date Filed	Exhibit Number (if different)
10.44	Employment Agreement by and between FTD Companies, Inc. and Steven D. Barnhart**		10-Q	001-35901	5/8/2018	10.1
10.45	FTD Companies, Inc. 2018 Management Bonus Plan**		10-Q	001-35901	5/8/2018	10.2
10.46	Amendment to the Employment Agreement by and between FTD Companies, Inc. and John C. Walden**		10-Q	001-35901	5/8/2018	10.3
10.47	Second Amendment to the Employment Agreement by and between FTD Companies, Inc. and Scott D. Levin**		10-Q	001-35901	5/8/2018	10.4
10.48	Third Amendment to the Employment Agreement by and between Florists’ Transworld Delivery, Inc. and Tom D. Moeller**		10-Q	001-35901	5/8/2018	10.5
10.49	Amendment to the Employment Agreement by and between FTD Companies, Inc. and Simha Kumar**		10-Q	001-35901	5/8/2018	10.6
10.50	Amendment to the Employment Agreement by and between FTD Companies, Inc. and Jeffrey Severts**		10-Q	001-35901	5/8/2018	10.7
10.51	Amendment to the Employment Agreement by and between FTD Companies, Inc. and Steven D. Barnhart**		10-Q	001-35901	5/8/2018	10.8
10.52	Amendment to the Restricted Stock Unit Issuance Agreement for John C. Walden**		10-Q	001-35901	5/8/2018	10.9
10.53	Form of Restricted Stock Unit Issuance Agreement for Non-Employee Directors (Annual Grant)**		10-Q	001-35901	8/9/2018	10.1
10.54	Third Amendment to Credit Agreement, dated May 31, 2018, among FTD Companies, Inc., Interflora British Unit, the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as administrative agent for the Lenders		8-K	001-35901	6/1/2018	10.1
10.55	First Amendment to the FTD Companies, Inc. Third Amended and Restated 2013 Incentive Compensation Plan (amended and restated as of June 6, 2017)**		DEF 14A	001-35901	4/26/2018	10.3
10.56	Letter of Special Retention Compensation between FTD Companies, Inc. and Scott Levin**		10-Q	001-35901	11/7/2018	10.1
10.57	Letter of Special Retention Compensation between FTD Companies, Inc. and Steven D. Barnhart**		10-Q	001-35901	11/7/2018	10.2
10.58	Letter of Special Retention Compensation between FTD Companies, Inc. and Joseph R. Topper, Jr.**		10-Q	001-35901	11/7/2018	10.3
10.59	Letter of Special Retention Compensation between FTD Companies, Inc. and Rhys Hughes**		10-Q	001-35901	11/7/2018	10.4
10.60	Letter of Special Retention Compensation between FTD Companies, Inc. and Tom Douglas Moeller**		10-Q	001-35901	11/7/2018	10.5
10.61	Fourth Amendment to Credit Agreement, dated September 28, 2018, among FTD Companies, Inc., Interflora British Unit, the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as administrative agent for the Lenders		8-K	001-35901	10/01/2018	10.1
10.62	Fifth Amendment to Credit Agreement, dated October 31, 2018, among FTD Companies, Inc., Interflora British Unit, the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as administrative agent for the Lenders		8-K	001-35901	11/06/2018	10.1
10.63	Sixth Amendment to Credit Agreement, dated November 5, 2018, among FTD Companies, Inc., Interflora British Unit, the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as administrative agent for the Lenders		8-K	001-35901	11/06/2018	10.2
10.64	Seventh Amendment to Credit Agreement, dated March 13, 2019, among FTD Companies, Inc., Interflora British Unit, the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as administrative agent for the Lenders		8-K	001-35901	3/14/2019	10.1
10.65	Third Amendment to the Employment Agreement by and between FTD Companies, Inc. and Scott D. Levin**	X				10.1

Incorporated by Reference to
No.	Exhibit Description	Filed with this Form 10-K	Form	File No.	Date Filed	Exhibit Number (if different)
10.66	Amendment to the Letter of Special Retention Compensation between FTD Companies, Inc. and Scott Levin**	X				10.2
10.67	Employment Agreement by and between FTD Companies, Inc. and Joseph R. Topper, Jr.**	X				10.3
21.1	List of Subsidiaries of FTD Companies, Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X

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

Date:	March 18, 2019		FTD Companies, Inc. (Registrant)

		By:	/s/ Scott D. Levin
Scott D. Levin
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott D. Levin and Jennifer Baumann, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Scott D. Levin	President and Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2019
Scott D. Levin

/s/ Steven D. Barnhart	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2019
Steven D. Barnhart

/s/ Robert Berglass	Chairman of the Board, Director	March 18, 2019
Robert Berglass

/s/ Mir Aamir	Director	March 18, 2019
Mir Aamir

/s/ James T. Armstrong	Director	March 18, 2019
James T. Armstrong

/s/ Tracey Belcourt	Director	March 18, 2019
Tracey Belcourt

/s/ Candace Duncan	Director	March 18, 2019
Candace Duncan

/s/ Sue Ann Hamilton	Director	March 18, 2019
Sue Ann Hamilton

/s/ Robin Hickenlooper	Director	March 18, 2019
Robin Hickenlooper

/s/ Joseph W. Harch	Director	March 18, 2019
Joseph W. Harch

/s/ Christopher W. Shean	Director	March 18, 2019
Christopher W. Shean

FTD COMPANIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of FTD Companies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FTD Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the outstanding balance of the Company’s term loan and all amounts outstanding under the revolving credit facility (“credit agreement”) are due upon maturity in September 2019. The Company anticipates that, during 2019, prior to the maturity of the credit agreement, it may not be in compliance with certain requirements and covenants of its credit agreement. The Company may not have sufficient liquidity to repay the obligations due under its credit agreement upon maturity, or earlier if called for repayment by the lenders. Further, the credit facility may not provide sufficient liquidity over the remaining term of the revolving credit facility. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
March 18, 2019

We have served as the Company’s auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of FTD Companies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of FTD Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”) as of and for the year ended December 31, 2018, of the Company and our report dated March 18, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.
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

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
March 18, 2019

FTD COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$16,227	$29,496
Accounts receivable, net of allowances of $7,067 and $4,957 at December 31, 2018 and December 31, 2017, respectively	24,920	26,028
Inventories	27,450	25,356
Income taxes receivable	1,407	—
Prepaid expenses and other current assets	12,874	14,911
Total current assets	82,878	95,791
Property and equipment, net	41,334	33,880
Intangible assets, net	91,403	181,965
Goodwill	162,316	277,041
Other assets	9,049	21,648
Total assets	$386,980	$610,325
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,240	$70,480
Accrued liabilities	60,511	76,767
Accrued compensation	18,641	14,261
Interest payable	7,332	291
Deferred revenue	5,146	5,280
Income taxes payable	1,152	872
Current portion of long-term debt	208,076	189,666
Total current liabilities	372,098	357,617
Deferred tax liabilities, net	6,959	30,854
Other liabilities	9,323	7,330
Total liabilities	388,380	395,801
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, 5,000,000 shares, par value $0.0001, authorized; no shares issued and outstanding	—	—
Common stock, 60,000,000 shares, par value $0.0001, authorized; 30,755,569 and 30,073,087 shares issued at December 31, 2018 and December 31, 2017, respectively	3	3
Treasury stock, 2,430,897 shares at December 31, 2018 and December 31, 2017, respectively	(65,221)	(65,221)
Additional paid-in capital	720,092	705,388
Accumulated deficit	(608,961)	(384,232)
Accumulated other comprehensive loss	(47,313)	(41,414)
Total stockholders’ equity	(1,400)	214,524
Total liabilities and stockholders’ equity	$386,980	$610,325
The accompanying notes are an integral part of these consolidated financial statements.

FTD COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Products	$891,506	$950,612	$984,957
Services	122,738	133,416	137,042
Total revenues	1,014,244	1,084,028	1,121,999
Operating expenses:
Cost of revenues—products	643,242	657,180	685,176
Cost of revenues—services	17,207	17,394	18,466
Sales and marketing	249,028	249,565	229,569
General and administrative	100,823	112,630	112,720
Amortization of intangible assets	3,624	13,467	61,050
Restructuring and other exit costs	18,247	2,179	11,758
Impairment of goodwill, intangible assets, and other long-lived assets	206,704	300,342	84,000
Total operating expenses	1,238,875	1,352,757	1,202,739
Operating loss	(224,631)	(268,729)	(80,740)
Interest income	468	478	519
Interest expense	(22,020)	(10,275)	(9,714)
Other income, net	2,640	311	1,678
Loss before income taxes	(243,543)	(278,215)	(88,257)
Benefit from income taxes	(18,814)	(44,174)	(5,066)
Net loss	$(224,729)	$(234,041)	$(83,191)
Loss per common share
Basic loss per share	$(8.03)	$(8.52)	$(3.03)
Diluted loss per share	$(8.03)	$(8.52)	$(3.03)

The accompanying notes are an integral part of these consolidated financial statements.

FTD COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(224,729)	$(234,041)	$(83,191)
Other comprehensive income (loss):
Foreign currency translation	(6,119)	9,878	(17,934)
Cash flow hedges:
Changes in net gains on derivatives, net of tax of $59, $214, and $196 for the years ended December 31, 2018, 2017, and 2016, respectively	220	345	327
Other comprehensive income (loss)	(5,899)	10,223	(17,607)
Total comprehensive loss	$(230,628)	$(223,818)	$(100,798)

The accompanying notes are an integral part of these consolidated financial statements.

FTD COMPANIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2016	29,427	$3	(1,831)	$(50,000)	$678,558	$(34,030)	$(67,000)	$527,531
Net loss	—	—	—	—	—	—	(83,191)	(83,191)
Other comprehensive loss	—	—	—	—	—	(17,607)	—	(17,607)
Stock-based compensation	—	—	—	—	16,985	—	—	16,985
Tax benefits from equity awards	—	—	—	—	(705)	—	—	(705)
Vesting of restricted stock units and related repurchases of common stock	196	—	—	—	(2,302)	—	—	(2,302)
Repurchases of common stock	—	—	(600)	(15,221)	—	—	—	(15,221)
Issuance of common stock through employee stock purchase plan	108	—	—	—	2,237	—	—	2,237
Balance at December 31, 2016	29,731	$3	(2,431)	$(65,221)	$694,773	$(51,637)	$(150,191)	$427,727
Net loss	—	—	—	—	—	—	(234,041)	(234,041)
Other comprehensive income	—	—	—	—	—	10,223	—	10,223
Stock-based compensation	—	—	—	—	11,098	—	—	11,098
Vesting of restricted stock units and related repurchases of common stock	203	—	—	—	(1,998)	—	—	(1,998)
Issuance of common stock through employee stock purchase plan	139	—	—	—	1,515	—	—	1,515
Balance at December 31, 2017	30,073	$3	(2,431)	$(65,221)	$705,388	$(41,414)	$(384,232)	$214,524
Net loss	—	—	—	—	—	—	(224,729)	(224,729)
Other comprehensive loss	—	—	—	—	—	(5,899)	—	(5,899)
Stock-based compensation	—	—	—	—	14,684	—	—	14,684
Vesting of restricted stock units and related repurchases of common stock	480	—	—	—	(517)	—	—	(517)
Issuance of common stock through employee stock purchase plan	203	—	—	—	537	—	—	537
Balance at December 31, 2018	30,756	$3	(2,431)	$(65,221)	$720,092	$(47,313)	$(608,961)	$(1,400)

The accompanying notes are an integral part of these consolidated financial statements.

FTD COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(224,729)	$(234,041)	$(83,191)
Adjustments to reconcile net loss to net cash provided by/(used for) operating activities:
Depreciation and amortization	14,939	33,474	85,099
Impairment of goodwill, intangible assets, and other long-lived assets	206,704	300,342	84,000
Stock-based compensation	14,684	11,098	16,985
Provision for doubtful accounts receivable	2,510	2,092	3,423
Amortization of deferred financing fees	4,702	1,360	1,360
Impairment of long-lived assets related to restructuring activities	—	—	723
Deferred taxes, net	(21,802)	(56,177)	(25,992)
Gains on life insurance	—	—	(1,583)
Gain on sale of business	(2,309)	—	—
Other, net	(171)	(26)	133
Changes in operating assets and liabilities:
Accounts receivable, net	(1,485)	(1,041)	(2,371)
Inventories	(2,146)	(116)	461
Prepaid expenses and other assets	4,306	2,149	598
Accounts payable and accrued liabilities	(7,834)	(4,947)	(9,286)
Interest payable	858	90	90
Deferred revenue	(24)	226	(308)
Income taxes receivable or payable	(1,525)	(1,376)	6,741
Other liabilities	2,083	(290)	(638)
Net cash provided by/(used for) operating activities	(11,239)	52,817	76,244
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(2,469)	—
Purchases of property and equipment	(33,756)	(15,103)	(18,503)
Proceeds from life insurance	10,003	—	1,946
Proceeds from sale of business	2,186	—	—
Net cash used for investing activities	(21,567)	(17,572)	(16,557)
Cash flows from financing activities:
Proceeds from revolving lines of credit	283,000	90,000	—
Payments on term debt and revolving lines of credit	(257,346)	(178,000)	(20,000)
Payments for debt financing fees	(5,763)	—	—
Purchases from employee stock plans	537	1,515	2,237
Repurchases of common stock withheld for taxes	(517)	(1,998)	(2,302)
Repurchases of common stock	—	—	(15,221)
Net cash provided by/(used for) financing activities	19,911	(88,483)	(35,286)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(374)	1,732	(1,291)
Change in cash and cash equivalents	(13,269)	(51,506)	23,110
Cash and cash equivalents, beginning of period	29,496	81,002	57,892
Cash and cash equivalents, end of period	$16,227	$29,496	$81,002
The accompanying notes are an integral part of these consolidated financial statements.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
Description of Business
FTD Companies, Inc. (together with its subsidiaries, “FTD” or the “Company”), is a premier floral and gifting company with a vision to be the world’s floral innovator and leader, creating products, brands, and technology-driven services its customers love. The Company provides floral, specialty foods, gift and related products and services to consumers, retail florists, and other retail locations and companies in need of floral and gifting solutions. The business uses the highly recognized FTD® and Interflora® brands, both supported by the iconic Mercury Man® logo. While the Company operates primarily in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), and the Republic of Ireland, it has worldwide presence as its Mercury Man logo is displayed in over 30,000 floral shops in more than 125 countries. The Company’s diversified portfolio of brands also includes ProFlowers®, Shari’s Berries®, Personal Creations®, Flying Flowers®, Gifts.com™, and ProPlants®. While floral arrangements and plants are its primary offerings, the Company also markets and sells gift items, including gourmet-dipped berries and other specialty foods, personalized gifts, gift baskets, wine and champagne, jewelry and spa products.
The principal operating subsidiaries of FTD Companies, Inc. are Florists’ Transworld Delivery, Inc., FTD.com Inc. (“FTD.com”), Interflora British Unit (“Interflora”), and Provide Commerce, Inc. (“Provide Commerce”). The operations of the Company include those of its subsidiary, Interflora, Inc., of which one-third is owned by a third party. The Company’s corporate headquarters is located in Downers Grove, Illinois. The Company also maintains offices in Chicago and Woodridge, Illinois; San Diego, California; Centerbrook, Connecticut; Sleaford, England; and Hyderabad, India; and distribution centers in various locations throughout the U.S.
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
Basis of Presentation
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, all dollar amounts presented are in U.S. dollars.
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
Going Concern
The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The ability to continue as a going concern is dependent on the Company generating profitable operating results, having sufficient liquidity, maintaining compliance with the revised covenants and other requirements under the Amended Credit Agreement (as defined below), and refinancing or repaying the indebtedness outstanding under the Amended Credit Agreement, including in connection with a sale or merger of the Company or other strategic transaction. In the financial statements for the year ended December 31, 2017 as well as every quarter since, management’s assessment has been that there is substantial doubt about the Company’s ability to continue as a going concern.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As part of the Company’s efforts to address these issues, as previously announced, the Company’s board of directors initiated a review of strategic alternatives. The strategic alternatives under consideration include, but are not limited to, a sale or merger of the Company, the Company continuing to pursue value-enhancing initiatives as a standalone company, and potential financings or other equity transactions. The Company also announced a corporate restructuring and cost savings plan, under which opportunities to optimize operations, drive efficiency, and reduce costs have been identified.
On March 13, 2019, the Company entered into the Seventh Amendment to Credit Agreement (the Credit Agreement, as previously amended and as further amended by the Seventh Amendment, the “Amended Credit Agreement”) with its lenders. The Amended Credit Agreement includes, among other terms, a minimum Consolidated Adjusted EBITDA covenant; further limitations on capital expenditures; a covenant requiring that, on or before June 1, 2019, the Company shall consummate one or more transactions (i) that would permit the Company and its subsidiaries to continue as a going concern, which must provide for the repayment in full of the obligations under the Amended Credit Agreement no later than June 1, 2019, or (ii) from which all or substantially all of the aggregate net cash proceeds are used to repay obligations and permanently reduce the commitments under the Amended Credit Agreement; and updated limits on the Company’s combined usage of the revolving credit facility portion of the Amended Credit Agreement throughout its remaining term. In addition, the consolidated net leverage ratio and fixed charge coverage ratio covenants were deleted for the period ending March 31, 2019 and subsequent periods, as was the requirement that the auditor’s report on the Company’s financial statements for the year ended December 31, 2018 not contain a going concern explanatory paragraph. For additional information regarding the Amended Credit Agreement, see Note 6—“Financing Arrangements.”
The Company will need to refinance or repay the outstanding indebtedness no later than its September 2019 maturity. Based on our 2019 year-to-date results of operations and outlook for the remainder of the term of the Amended Credit Agreement, the Company currently anticipates that it will be in compliance with the Consolidated Adjusted EBITDA (as defined in the Amended Credit Agreement) covenants and will have sufficient liquidity to fund its operations into July 2019 but may not have sufficient liquidity to fund its operations beyond then. In addition, there can be no assurances that the Company will be able to complete one or more transactions that will enable it to repay all or a portion of the outstanding indebtedness by June 1, 2019 or at all. If the Company is unable to meet the revised covenants of the Amended Credit Agreement and it is unable to obtain waivers or further amendments from its lenders, the lenders could exercise remedies under the Amended Credit Agreement and repayment of the indebtedness outstanding under the Amended Credit Agreement could be accelerated. The Company may not have sufficient capital to repay the obligations due under the Amended Credit Agreement upon maturity, or earlier if called for repayment by the lenders following a failure to meet the revised covenants under the Amended Credit Agreement.
As noted above, the Company will need to refinance or repay the indebtedness outstanding under the Amended Credit Agreement no later than its September 2019 maturity, or earlier if called for repayment by the lenders following a failure to meet the revised covenants under the Amended Credit Agreement. There can be no assurance that the Company will be able to affect a refinancing on acceptable terms or repay the indebtedness outstanding, when required or if at all, including as a result of the strategic alternatives review noted above. In this regard, there can be no assurance that the strategic alternatives review will result in any particular strategic alternative or strategic transaction. If the Company is not successful in its initiatives or does not have sufficient liquidity to fund its business activities, the Company may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition. The uncertainties identified above raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the Company’s efforts to address these uncertainties.
Accounting Policies
Cash and Cash Equivalents
The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which have a maturity date within three months from the date of purchase. At December 31, 2018 and 2017, the Company’s cash and cash equivalents were maintained primarily with major U.S. and U.K. financial institutions and brokerage firms. Deposits with these institutions are generally in excess of the amount insured by the respective government on such deposits.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Inventory
The Company’s inventories, which consist primarily of products held for sale, are stated at the lower of cost and net realizable value. Inventory is valued using the first-in, first-out or weighted-average cost method. The Company regularly assesses the valuation of inventory and reviews inventory quantities on hand and, if necessary, writes down excess and obsolete inventory based primarily on the age of the inventory and forecasts of product demand, as well as markdowns for the excess of cost over the amount the Company expects to realize from the sale of certain inventory. At December 31, 2018 and 2017, inventory reserves were approximately 8% and 7% of the inventory balance, respectively.
Property and Equipment
Property and equipment are stated at historical cost or fair value at the acquisition date less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years for computer software and computer equipment, five years for furniture and fixtures, ten years for equipment, and forty years for buildings. Building improvements are depreciated using the straight-line method over the shorter of the remaining building life or the life of the building improvement. Leasehold improvements, which are included in furniture and fixtures, are amortized using the straight-line method over the shorter of the lease term or ten years. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization is removed from the Company’s consolidated financial statements with the resulting gain or loss reflected in the Company’s consolidated statements of operations. Repairs and maintenance costs are expensed as incurred. See also “Goodwill, Intangible Assets, and Other Long-Lived Assets” below for the Company’s accounting policy related to the identification of and accounting for impairments of property and equipment.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Instruments
The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. Through June 2018, the Company maintained interest rate cap instruments to reduce its interest rate risk associated with future cash interest payments on a portion of its outstanding borrowings under the Credit Agreement (as defined below). In addition, at times the Company enters into forward foreign currency exchange contracts to reduce the risk that its net investments in foreign subsidiaries, cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company records derivative instruments at fair value in other current assets, other assets or accrued liabilities in the consolidated balance sheets. The Company records changes in the fair value (i.e., gains or losses) of derivative instruments as interest expense or other expense, net, in the consolidated statements of operations or in accumulated other comprehensive loss in the consolidated balance sheets. Neither the interest rate caps nor the forward foreign currency exchange contracts contained any credit risk related contingent features. The Company’s hedging program is not designed for trading or speculative purposes. There were no outstanding hedges or interest rate cap instruments at December 31, 2018.
Cash Flow Hedges—The Company’s interest rate cap instruments were designated as cash flow hedges against expected future cash flows attributable to future interest payments on a portion of its outstanding borrowings under the Credit Agreement. The Company initially reported the gains or losses related to the effective portion of the hedges as a component of accumulated other comprehensive loss in the consolidated balance sheets and subsequently reclassifies the interest rate caps’ gains or losses to interest expense when the hedged expenses are recorded. The Company included the change in the time value of the interest rate caps in its assessment of their hedge effectiveness. The Company presented the cash flows from cash flow hedges in the same category in the consolidated statements of cash flows as the category for the cash flows from the hedged items.
For additional information related to derivative instruments, see Note 7—“Derivative Instruments.”
Fair Value Measurements
ASC 820, Fair Value Measurements and Disclosures, establishes a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1); (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2); and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters. If market observable inputs for model-based valuation techniques are not available, the Company is required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument. Fair values of cash and cash equivalents, short-term accounts receivable, accounts payable, accrued liabilities, and short-term borrowings approximate their carrying amounts because of their short-term nature. Derivative instruments are recognized in the consolidated balance sheets at their fair values. The fair values for the interest rate caps are calculated using an option pricing model based on available forward yield curves for caplets with the same characteristics adjusted for the counterparty risk of nonperformance based on the credit spread derived from the applicable five-year default swap rates. The fair values of the forward foreign currency exchange contracts are calculated based on quoted market prices of similar instruments adjusted for counterparty risk of nonperformance. The key assumptions used in calculating the fair value of these derivative instruments are the forward rates, discount rate and implied volatility. Long-term debt is carried at amortized cost. However, the Company is required to estimate the fair value of long-term debt under ASC 825, Financial Instruments, based on the discounted cash flow method. The Company estimates the fair value of its long-term debt using Level 2 inputs based on quoted prices of comparable risk bonds using market prices and expected future interest rates based on quoted market rates from the U.S. dollar-denominated interest rate swap curve.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill, Intangible Assets, and Other Long-Lived Assets
Goodwill is tested for impairment at the reporting unit level. A reporting unit is a business or a group of businesses for which discrete financial information is available and is regularly reviewed by management. An operating segment is made up of one or more reporting units. The Company reports its business operations in three operating and reportable segments: U.S. Consumer, Florist, and International. Each of the Florist and International segments is a reporting unit. The U.S. Consumer segment is comprised of three reporting units: FTD.com, ProFlowers/Gourmet Foods, and Personal Creations. The ProFlowers and Gourmet Foods businesses have similar margins and share operations and business team structure, among other similarities. Therefore, these businesses meet the aggregation criteria, and, as such, the Company has aggregated these two businesses into one reporting unit.
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
Goodwill and indefinite-lived intangible assets are not subject to amortization. The Company tests goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year at the reporting unit level and on an interim basis if events or substantive changes in circumstances indicate that the carrying amount of a reporting unit or an indefinite-lived asset may exceed its fair value (i.e. that a triggering event has occurred). Additionally, the Company evaluates finite-lived intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset groupings may not be recoverable.
Testing goodwill, intangible assets, and other long-lived assets for impairment involves comparing the fair value of the reporting unit or intangible asset to its carrying value. If the carrying amount of a reporting unit, intangible asset, or other long-lived asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess, up to the carrying value of the goodwill, intangible asset, or other long-lived asset. In calculating the fair value of the reporting units, the Company used a combination of the income approach, the market approach, and the cost approach valuation methodologies. The income approach was used primarily, as the Company believes that a discounted cash flow approach is the most reliable indicator of the fair values of the businesses. Under the market approach, the Company used the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar companies based on business description, revenue size, markets served and profitability. The cost approach was used as this approach is a generally accepted valuation method when the valuation is either negative or the value of the net assets/liabilities exceeds the expected present value of the economic returns. Under the cost approach, the Company used the net asset value method, which is based on the premise that a prudent investor would pay no more for an asset than its replacement or reproduction cost. The key assumptions used in the income approach discounted cash flow valuation model included discount rates, growth rates, cash flow projections, and terminal growth rates. The cash flow projections reflect management’s forecasts, taking into account both the historical performance of each reporting unit and the expected contributions from anticipated savings related to the Company’s corporate reorganization and cost savings plan as well as the benefits of the strategic initiatives identified in the strategic planning conducted in 2017. The discount rates utilized were indicative of the return an investor would expect to receive for investing in a similar business. Considering industry and company specific historical data and internal forecasts and projections, management developed growth rates and cash flow projections for each reporting unit. In determining the terminal growth rates, the Company considered GDP growth, consumer price inflation, and the long term growth prospects of each reporting unit. The discount rate, growth rates, royalty rates, cash flow projections, and terminal growth rates are also significant estimates used in the determination of the fair value of the indefinite-lived intangible assets. The indefinite-lived intangible assets were valued using the relief from royalty method, which assumes that, in lieu of ownership, a company would be willing to pay a royalty to exploit the benefits of the asset.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Revenue Recognition
The Company adopted FASB’s ASC 606, Revenue from Contracts with Customers, effective January 1, 2018, using the modified retrospective method. This method requires that the cumulative effect of the initial application is recognized as an adjustment to the opening balance of the Company’s retained earnings at January 1, 2018. However, the adoption did not have a material impact on the Company’s revenue recognition. As such, the Company did not record an adjustment to its beginning balance of retained earnings at January 1, 2018.
The Company recognizes revenue from short-term contracts for the sale of various products and services to its customers, which include consumers, floral network members, and wholesale customers. Sales to consumers are generated via the Company’s websites, mobile sites and applications, or over the telephone with payment made either at the time the order is placed or upon shipment. Product revenues from these short-term contracts are single performance obligations and are considered complete upon delivery to the recipient. Amounts collected from customers upon placement of an order are recorded as deferred revenue and recognized upon delivery of the product. Products revenues, less discounts and refunds, and the related cost of revenues are recognized when control of the goods is transferred to the recipient, which is generally upon delivery. Product sales are not refundable other than as related to customer service issues. Shipping and service fees charged to customers are recognized at the time the related products revenues are recognized and are included in products revenues. Shipping and delivery costs are included in cost of revenues. Sales taxes are collected from customers and remitted to the appropriate taxing authorities and are not reflected in the Company’s consolidated statements of operations as revenues.
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

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Sales and Marketing
Sales and marketing expenses include expenses associated with promoting the Company’s brands, products and services. Such expenses include advertising and promotion expenses; fees paid to online and other corporate partners and to floral network members related to order volume sent through the Company’s floral network; and personnel and overhead-related expenses for marketing, merchandising, customer service and sales personnel. In addition, sales and marketing expenditures also include branding and customer acquisition campaigns consisting of television, internet, radio, public relations, sponsorships, print and outdoor advertising, and retail and other performance-based distribution relationships. Marketing and advertising costs to promote the Company’s brands, products, and services are expensed in the period incurred. Advertising expenses include media, agency, and promotion expenses. Media production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs. Advertising and promotion expenses for the years ended December 31, 2018, 2017, and 2016, were $192.1 million, $192.6 million, and $173.7 million, respectively. At December 31, 2018 and 2017, $2.1 million and $2.0 million, respectively, of prepaid advertising and promotion expenses were included in other current assets in the consolidated balance sheets.
Software Development Costs
The Company accounts for costs incurred to develop software for internal-use in accordance with ASC 350, which requires such costs be capitalized and amortized over the estimated useful life of the software. Such capitalized costs include external direct costs incurred in developing or obtaining the applications and payroll and payroll related expenses for employees who are directly associated with developing the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. The Company capitalized costs associated with internal-use software totaling $19.5 million and $7.2 million in the years ended December 31, 2018 and 2017, respectively. The internal-use software capitalized costs are being depreciated on a straight-line basis over each project’s estimated useful life, which is generally three to five years. All other capitalized internal use software is included in the computer software category within property and equipment, net, in the consolidated balance sheets.
Software to be Sold, Leased, or Marketed
The Company follows the provisions of ASC 985, Software, which requires that all costs relating to the purchase or internal development and production of computer software products to be sold, leased or otherwise marketed be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company capitalizes all eligible computer software costs incurred once technological feasibility is established. The Company amortizes these costs using the straight-line method over a period of three to five years. At December 31, 2018 and 2017, the carrying amount of capitalized computer software costs related to the purchase or internal development and production of computer software to be sold, leased or otherwise marketed was $0.9 million and $1.0 million, respectively, and is included within property and equipment, net, in the consolidated balance sheets. During the years ended December 31, 2018, 2017, and 2016, the Company amortized and recognized associated depreciation expense of $0.2 million, $0.3 million, and $0.4 million, respectively, related to these capitalized computer software costs.

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
Stock-Based Compensation
The Company’s employees and non-employee directors are generally eligible to participate in the Company’s stock-based compensation plans. Under these plans, certain employees and non-employee directors of the Company received grants of restricted stock units (“RSUs”), performance-based stock units (“PSUs”), and/or stock options for FTD common stock. For additional information related to equity awards, see Note 10—“Incentive Compensation Plans.”
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
Comprehensive Income/(Loss)
The Company follows the provisions of ASC 220, Comprehensive Income, which establishes standards for reporting comprehensive income/(loss) and its components in financial statements. Comprehensive income/(loss), as defined, includes all changes in equity during a period from non-owner sources. For the Company, comprehensive income/(loss) primarily consists of its reported net income/(loss), changes in unrealized gains or losses on derivatives (net of tax), and foreign currency translation.
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

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes
The Company applies the provisions of ASC 740, Income Taxes, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more-likely-than-not to be realized. In evaluating the Company’s ability to recover its deferred tax assets, management considers all available positive and negative evidence, including the Company’s operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In accordance with ASC 740, the Company recognizes, in its consolidated financial statements, the impact of its tax positions that are more-likely-than-not to be sustained upon examination based on the technical merits of the positions. The Company recognizes interest and penalties for uncertain tax positions in income tax expense.
The Company’s U.S. businesses were in a cumulative three year net loss position, adjusted for permanent items, at December 31, 2018. Given the cumulative losses, which are negative evidence that was considered in assessing the realizability of the U.S. deferred tax assets, the Company did not consider future taxable income exclusive of reversing temporary differences and carryforwards nor did it consider tax planning strategies related to those businesses. The Company did consider the future reversal of existing taxable temporary differences as positive evidence that was considered in assessing the need for a valuation allowance. At December 31, 2018, the Company’s valuation allowance totaled $5.6 million, which is the Company’s estimate of its expected exposure after taking into consideration deferred tax liabilities that are expected to reverse over future periods and create taxable income that will exceed the deductions created by the reversal of the deferred tax assets.
Earnings/(Loss) Per Share
The Company computes earnings/(loss) per share in accordance with ASC 260, Earnings Per Share, which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Certain of the Company’s RSUs are considered participating securities because they contain non-forfeitable rights to dividends irrespective of whether dividends are actually declared or paid or the awards ultimately vest.
Legal Contingencies
The Company is currently involved in certain legal proceedings and investigations. The Company records a liability when it believes that it is both probable that a loss has been incurred and the amount of loss can be reasonably estimated. The Company evaluates at least quarterly, developments in its legal matters that could affect the assessment of the probability of loss or the amount of liability, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate, (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. The Company continually assesses the potential liability related to such pending matters.
Operating Leases
The Company leases space for warehouses, call center facilities, offices, distribution facilities, technology development and support, and data centers, and leases certain vehicles and office equipment under operating lease agreements with original lease periods of up to thirteen years. Certain of the lease agreements contain rent holidays, rent escalation provisions, and landlord allowances which are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) and issued subsequent amendments to the initial guidance between August 2015 and December 2016, (collectively, “Topic 606”). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company adopted the guidance under this topic as of January 1, 2018 with no material impact to its consolidated financial statements. See Accounting Policies—Revenue Recognition above.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The updated guidance enhances the reporting model for financial instruments, and includes amendments to address aspects of recognition, measurement, presentation and disclosure. The Company adopted the guidance under this topic as of January 1, 2018 with no impact to its consolidated financial statements.
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
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which provides guidance from the SEC allowing for the recognition of provisional amounts in the financial statements for the year ended December 31, 2017 as a result of the U.S. Tax Cuts and Jobs Act (“TCJA”) that was signed into law in December 2017. The guidance allows for a measurement period of up to one year from the enactment date to finalize the accounting related to the TCJA. The Company has applied the guidance in this update in its financial statements for the year ended December 31, 2017 and recorded adjustments related to the TCJA, which were not material, during 2018.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires the recognition of certain lease assets and lease liabilities on the balance sheet as well as the disclosure of key information about leasing arrangements. ASU 2016-02 includes a number of optional practical expedients which may be elected by the Company. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU 2018-11, Targeted Improvements to Topic 842 (Leases), which provides an additional, optional transition method that allows entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. An entity that adopts this method must report comparative periods in accordance with current guidance (Topic 840). The amendments will be effective for the Company for fiscal years, and the interim periods within those years, beginning after December 15, 2018.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company will adopt these ASUs beginning January 1, 2019 using the optional transition method and plans to elect certain practical expedients which permit it to not reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease components for all classes of underlying assets. The Company also plans to make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet for all classes of underlying assets. These ASUs also require companies to determine whether impairment indicators for the right-of-use asset at that asset or asset-group level exist as of the January 1, 2019 adoption date. On the date of adoption, the Company will recognize a cumulative-effect adjustment in retained earnings due to impairment of certain right-of-use assets as of the effective date.
As a result of adopting the guidance under this topic, the Company will recognize on its balance sheet lease liabilities of approximately $33 million to $38 million associated with in-scope operating leases, based on the present value of the remaining minimum rental payments using incremental borrowing rates as of the effective date. The Company expects to record corresponding right-of-use assets, based upon the operating lease liabilities, adjusted for impairment of right-of-use assets recorded in retained earnings at adoption, and prepaid and deferred rent. The Company does not believe that this update will have a material impact on its consolidated statements of operations or on its consolidated statements of cash flows. The Company has implemented a new lease accounting system to support the new accounting requirements.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This update seeks to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. For cash flow and net investment hedges as of the adoption date, this ASU requires a modified retrospective approach. The amended presentation and disclosure guidance is required only prospectively. The amendments in this ASU are effective for the Company’s fiscal year beginning after December 31, 2018, with early adoption permitted. The adoption of this update will not have a material impact on the Company’s consolidated financial statements.
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

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update allows existing employee guidance to apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company does not anticipate that the adoption of this update will have a material effect on its consolidated financial statements.
In July 2018, the FASB issued ASU 2018-09, Codification Improvements. This update facilitates technical corrections, clarifications and other minor improvements and should eliminate the need for periodic agenda requests for narrow and incremental items. The FASB does not expect these changes to have a significant administrative cost to most entities. Some of the amendments in this ASU do not require transition guidance and were effective upon issuance. However, many of the amendments do have transition guidance effective for the Company for annual periods beginning after December 15, 2018. The Company does not anticipate that the adoption of this update will have a material effect on its consolidated financial statements.
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
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This update requires entities to consider interests held through related parties under common control on a proportional basis, rather than as the equivalent of a direct interest in its entirety when determining whether a decision-making fee is a variable interest. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.
In November 2018, the FASB issued ASU 2018-18, Collaborative Agreements (Topic (808): Clarifying the Interaction between Topic 808 and Topic 606 which (1) clarifies that transactions between participants in a collaborative agreement should be accounted for under Topic 606 and (2) adds unit-of-account guidance in Topic 808 to align with Topic 606. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION
The Company reports its business in three reportable segments: U.S. Consumer, Florist, and International. Prior to January 1, 2018, the Company reported its business in four reportable segments. As a result of a change in the information provided to and utilized by the Company’s then-current Chief Executive Officer (who was also the Company’s Chief Operating Decision Maker (“CODM”)) to assess the performance of the business, the Company combined the previous Provide Commerce and Consumer segments into one reportable segment, U.S. Consumer. The current CODM continues to receive and utilize information provided for these three segments to assess the performance of the business.
The Company follows the reporting requirements of ASC 280, Segment Reporting. Management measures and reviews the Company’s operating results by segment in accordance with the “management approach” defined in ASC 280. The reportable segments identified below were the segments of the Company for which separate financial information was available and for which segment results were regularly reviewed by the Company’s CODM to make decisions about the allocation of resources and to assess performance. The CODM uses segment operating income to evaluate the performance of the business segments and make decisions about allocating resources among segments. Segment operating income/(loss) is operating income/(loss) excluding depreciation and amortization; impairment of goodwill, intangible assets and other long-lived assets; litigation and dispute settlement charges or gains; transaction and integration costs; restructuring and other exit costs; and corporate reorganization costs. In addition, stock-based and incentive compensation and general corporate expenses are not allocated to the segments. Segment operating income/(loss) is prior to intersegment eliminations and excludes other income/(expense), net.
Below is a reconciliation of segment revenues to consolidated revenues (in thousands):

	Year Ended December 31,
	2018	2017	2016
Products revenues:
U.S. Consumer	$727,866	$789,011	$821,008
Florist	44,579	49,402	48,952
International	133,806	128,501	133,249
Segment products revenues	906,251	966,914	1,003,209
Services revenues:
Florist	105,729	116,335	117,929
International	17,339	17,465	19,451
Segment services revenues	123,068	133,800	137,380
Intersegment eliminations	(15,075)	(16,686)	(18,590)
Consolidated revenues	$1,014,244	$1,084,028	$1,121,999
Intersegment revenues represent amounts charged from one segment to the other for services provided based on order volume at a set rate per order. Intersegment revenues by segment were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Intersegment revenues:
U.S. Consumer	$(14,745)	$(16,302)	$(18,252)
Florist	(330)	(384)	(338)
Total intersegment revenues	$(15,075)	$(16,686)	$(18,590)

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The U.S. Consumer segment is comprised of the FTD.com, ProFlowers, Gourmet Foods, and Personal Creations business units. The revenues for the business units were as follows:

	Year Ended December 31,
	2018	2017	2016
U.S. Consumer revenues:
FTD.com	$227,199	$258,085	$291,275
ProFlowers	240,819	271,015	284,360
Gourmet Foods	133,583	144,048	135,796
Personal Creations	126,265	115,863	109,577
Total U.S. Consumer revenues	$727,866	$789,011	$821,008
Geographic revenues from sales to external customers were as follows for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
U.S.	$863,099	$938,062	$969,299
U.K.	151,145	145,966	152,700
Consolidated revenues	$1,014,244	$1,084,028	$1,121,999
Below is a reconciliation of segment operating income to consolidated operating loss and loss before income taxes (in thousands):

	Year Ended December 31,
	2018	2017	2016
Segment Operating income/(loss)(a)
U.S. Consumer	$(4,556)	$46,439	$70,724
Florist	42,673	46,477	48,406
International	12,994	16,770	19,128
Total segment operating income	51,111	109,686	138,258
Unallocated expenses(b)	(54,099)	(44,599)	(49,899)
Impairment of goodwill, intangible assets, and other long-lived assets	(206,704)	(300,342)	(84,000)
Depreciation expense and amortization of intangible assets	(14,939)	(33,474)	(85,099)
Operating loss	(224,631)	(268,729)	(80,740)
Interest expense, net	(21,552)	(9,797)	(9,195)
Other income, net	2,640	311	1,678
Loss before income taxes	$(243,543)	$(278,215)	$(88,257)

(a)
Segment operating income/(loss) is operating income/(loss) excluding depreciation and amortization; impairment of goodwill, intangible assets, and other long-lived assets; litigation and dispute settlement charges or gains; transaction and integration costs; restructuring and other exit costs, and corporate reorganization costs. In addition, stock-based and incentive compensation and general corporate expenses are not allocated to the segments. Segment operating income/(loss) is prior to intersegment eliminations and excludes other income/(expense), net.

(b)
Unallocated expenses include various corporate costs, such as executive management, corporate finance, and legal costs. In addition, unallocated expenses include stock-based and incentive compensation, restructuring and other exit costs, corporate reorganization costs, transaction and integration costs, and litigation and dispute settlement charges or gains.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and liabilities are reviewed at the consolidated level by management. Segment assets are not reported to, or used by, the Company’s CODM to allocate resources to or assess performance of the segments, and therefore, total segment assets have not been disclosed. Geographic information for long-lived assets, consisting of amortizable intangible assets, property and equipment, and other non-current assets, was as follows (in thousands):

	December 31,
	2018	2017
U.S	$58,072	$118,581
U.K.	5,368	6,393
Total long-lived assets	$63,440	$124,974

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
The credit quality and the aging of past due financing receivables was as follows (in thousands):

	December 31,
	2018	2017
Current	$8,158	$10,571
Past due:
1 - 150 days past due	207	167
151 - 364 days past due	272	213
365 - 730 days past due	258	184
731 or more days past due	441	357
Total	$9,336	$11,492

Financing receivables on nonaccrual status totaled $1.2 million at December 31, 2018 and $1.0 million at December 31, 2017. For further information, see table below “Allowance for Credit Losses.”
The allowance for credit losses and the recorded investment in financing receivables were as follows (in thousands):

	Year Ended December 31,
	2018	2017
Allowance for credit losses:
Balance at January 1	$912	$846
Provision	385	446
Write-offs charged against allowance	(167)	(382)
Recoveries of amounts previously written off	11	2
Balance at December 31	$1,141	$912
Ending balance collectively evaluated for impairment	$1,093	$865
Ending balance individually evaluated for impairment	$48	$47
Recorded investments in financing receivables:
Balance collectively evaluated for impairment	$1,214	$1,013
Balance individually evaluated for impairment	$8,122	$10,479

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Individually evaluated impaired loans, including the recorded investment in such loans, the unpaid principal balance, and the allowance related to such loans, each totaled less than $0.1 million at both December 31, 2018 and 2017. The average recorded investment in such loans was less than $0.1 million at both December 31, 2018 and 2017. Interest income recognized on impaired loans was less than $0.1 million for both the years ended December 31, 2018 and 2017.
4. TRANSACTIONS WITH RELATED PARTIES
Transactions with Qurate
As of December 31, 2018, Qurate Retail, Inc. (“Qurate”), formerly Liberty Interactive Corporation, owned 36.0% of the issued and outstanding shares of FTD common stock. An Investor Rights Agreement governs certain rights of and restrictions on Qurate in connection with the shares of FTD common stock that Qurate owns.
The I.S. Group Limited
Interflora holds an equity investment of 20.7% in The I.S. Group Limited (“I.S. Group”). The investment was $1.7 million at both December 31, 2018 and 2017, and is included in other assets in the consolidated balance sheets. Until September 2018, I.S. Group supplied floral-related products to Interflora’s floral network members in both the U.K. and the Republic of Ireland as well as to other customers. In September 2018, Interflora began selling floral-related products directly to its floral network members. I.S. Group continues to supply floral-related products to its other customers. Under the previous arrangement, Interflora derived revenues from I.S. Group from (i) the sale of products (sourced from third-party suppliers) to I.S. Group for which revenue was recognized on a gross basis, (ii) commissions on products sold by I.S. Group (sourced from third-party suppliers) to floral network members, and (iii) commissions for acting as a collection agent on behalf of I.S. Group. Revenues related to products sold to and commissions earned from I.S. Group were $1.6 million, $2.2 million, and $2.4 million in the years ended December 31, 2018, 2017, and 2016, respectively. In addition, Interflora purchased products from I.S. Group for sale to consumers. The cost of revenues related to products purchased from I.S. Group was $0.5 million, $0.3 million, and $0.4 million in the years ended December 31, 2018, 2017, and 2016, respectively. In preparation for Interflora to begin selling floral-related products directly to floral network members, Interflora purchased inventory of such products from I.S. Group. The total amount of inventory purchased during the year ended December 31, 2018 was $2.8 million. Amounts due from I.S. Group were $0.2 million and $0.3 million at December 31, 2018 and 2017, respectively, and amounts payable to I.S. Group were $0.4 million and $1.0 million at December 31, 2018 and 2017, respectively.
5. GOODWILL, INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS
Goodwill is tested for impairment at the reporting unit level. A reporting unit is a business or a group of businesses for which discrete financial information is available and is regularly reviewed by management. An operating segment is made up of one or more reporting units. The Company reports its business operations in three operating and reportable segments: U.S. Consumer, Florist, and International. Each of the Florist and International segments is a reporting unit. The U.S. Consumer segment is comprised of three reporting units, ProFlowers/Gourmet Foods, and Personal Creations.

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

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three months ended June 30, 2018, due to continued declines in financial results and reductions in the projected results for the remainder of 2018, the Company determined that a triggering event had occurred that required an interim impairment assessment for all of its reporting units other than the International reporting unit, as that reporting unit’s year-to-date and projected results were relatively in line with expectations. The intangible assets and other long-lived assets associated with the reporting units assessed were also reviewed for impairment. In addition, the Company experienced a sustained decline in market capitalization during the three months ended December 31, 2018 which, along with updated projections based on its long-term strategic plan finalized in the fourth quarter of 2018, was reflected in the annual impairment assessment of goodwill and indefinite-lived intangible assets. The Company also considered this a triggering event for another assessment of finite-lived intangible and other long-lived assets.

Goodwill
The Company performed quantitative interim and annual impairment assessments during the year ended December 31, 2018. For these assessments, the Company used a combination of the income, market, and cost approaches for determining the fair value of its reporting units. The income approach was used primarily, as management believes that a discounted cash flow method is the most reliable indicator of the fair values of the businesses. Under the market approach, the guideline company method was used, which focuses on comparing the Company’s risk profile and growth prospects to select reasonably similar companies based on business description, revenue size, markets served, and profitability. The cost approach was used as this approach is a generally accepted valuation methodology when the valuation is either negative or the value of the net assets/liabilities exceeds the expected present value of the economic returns. Under the cost approach, the Company used the net asset value method, which is based on the premise that a prudent investor would pay no more for an asset than its replacement or reproduction cost.

    For the interim impairment test, the Company used a combination of the income and market approaches for all reporting units tested other than the ProFlowers/Gourmet Foods reporting unit, for which the Company used the cost approach. The interim test resulted in the Company’s determination that the fair value of the Florist reporting unit exceeded its carrying value and, therefore, its goodwill was not impaired. The reporting unit’s fair value exceeded its carrying value by approximately 6%. The fair values of the FTD.com, ProFlowers/Gourmet Foods, and Personal Creations reporting units were less than their carrying values and, as such, goodwill impairment charges of $35.2 million, $14.8 million, and $12.5 million, respectively, were recorded during the second quarter of 2018 related to these reporting units. The ProFlowers/Gourmet Foods reporting unit’s goodwill was fully impaired at June 30, 2018.

For the annual impairment test, the Company used a combination of the income and market approaches for all reporting units other than the Personal Creations and ProFlowers/Gourmet Foods reporting units. For Personal Creations, only the income approach was used as the near-term financial results for that business were not considered normalized. The fair value of the ProFlowers/Gourmet Foods reporting unit, which was assessed only for purposes of deriving the enterprise value as their goodwill is fully impaired, was again determined using the cost approach. The annual test resulted in the Company’s determination that the fair value of the International reporting unit exceeded its carrying value by approximately 30% and, therefore, its goodwill was not impaired. The fair values of the Florist, Personal Creations, and FTD.com reporting units were less than their carrying values and, as such, goodwill impairment charges of $21.3 million, $13.8 million, and $11.9 million, respectively, were recorded during the fourth quarter of 2018 related to these reporting units. The Personal Creations reporting unit’s goodwill was fully impaired at December 31, 2018.

These goodwill impairment charges are not deductible for tax purposes. At December 31, 2018, the remaining goodwill balances for the U.S. Consumer, Florist, and International segments are as noted in the table below. Within the U.S. Consumer segment, the remaining goodwill balance at December 31, 2018 relates to the FTD.com reporting unit.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the net carrying amount of goodwill for the years ended December 31, 2018 and 2017 were as follows (in thousands):

	U.S. Consumer	Florist	International	Total
Goodwill at December 31, 2016	$280,727	$109,651	$73,087	$463,465
Foreign currency translation	—	—	6,947	6,947
BloomThat acquisition(a)	3,329	—	—	3,329
Impairment of Goodwill	(177,700)	(19,000)	—	(196,700)
Goodwill at December 31, 2017	106,356	90,651	80,034	277,041
Foreign currency translation	—	—	(4,495)	(4,495)
Purchase accounting adjustment - BloomThat acquisition	(792)	—	—	(792)
Impairment of Goodwill	(88,138)	(21,300)	—	(109,438)
Goodwill at December 31, 2018	$17,426	$69,351	$75,539	$162,316

(a)	On December 15, 2017, the Company acquired all of the assets and liabilities of BloomThat.

During the year ended December 31, 2017, the Company also performed interim and annual impairment tests resulting in total goodwill impairment charges of $196.7 million as identified in the table above. In 2016, 2015, and 2008, the Company also recorded impairment charges of $84.0 million, $85.0 million, and $116.3 million, respectively. The table above reflects the Company’s goodwill balances net of the previously recorded impairment charges. The total accumulated goodwill impairment was $591.4 million at December 31, 2018.

On December 15, 2017, the Company acquired all of the outstanding shares of capital stock of BloomThat, a small on-demand floral delivery service. The cash purchase price was $2.5 million, excluding acquired cash on hand of $0.7 million. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on management’s best estimates of their respective fair values as of the closing date of the acquisition. The fair value of the assets acquired and liabilities assumed consisted of current assets (excluding cash) of $0.4 million, furniture and equipment of $0.1 million, definite-lived intangible assets of $1.0 million, current liabilities of $1.9 million, and deferred tax liabilities of $0.4 million with the remainder of the purchase price ($2.5 million) allocated to goodwill. In September 2018, the Company ceased operations of BloomThat. BloomThat was included in the Company’s U.S. Consumer segment.

Intangible Assets
In conjunction with the interim impairment test, the Company reviewed the indefinite-lived intangible assets of the reporting units that had triggering events for potential impairment by calculating the fair values of the assets using a discounted cash flow approach and comparing the fair value to their respective carrying amounts. All indefinite-lived intangible assets were reviewed as part of the annual impairment test.
The interim impairment test resulted in the determination that the fair value of the indefinite-lived intangible asset related to the trademark and trade name shared between the FTD.com and Florist reporting units was less than its carrying value and, accordingly, a pre-tax impairment charge of $20.4 million was recorded during the second quarter of 2018. The impairment evaluation of the finite-lived intangible assets indicated that the carrying amount of the ProFlowers trade name was not recoverable when compared to the expected undiscounted future cash flows. As such, a pre-tax impairment charge of $51.9 million, representing the remaining carrying value, was recorded related to the ProFlowers trade name during the second quarter of 2018. In addition, due to a management decision to cease operations of BloomThat, a pre-tax impairment charge of $0.9 million was recorded related to the remaining carrying value of the finite-lived intangible assets associated with that business.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The annual impairment test resulted in the determination that the fair value of the indefinite-lived intangible asset related to the trademark and trade name shared between the FTD.com and Florist reporting units was further impaired and, accordingly, a pre-tax impairment charge of $7.7 million was recorded during the fourth quarter of 2018. This asset has a total remaining value of $46.7 million at December 31, 2018. The fair value of the indefinite-lived intangible asset related to the International reporting unit’s trademark and trade name was also less than its carrying value and accordingly, a pre-tax impairment charge of $3.9 million was recorded during the fourth quarter of 2018, resulting in a remaining value of $31.6 million.
Intangible assets are primarily related to the acquisition of the Company by United Online in 2008 and the acquisition of Provide Commerce by the Company in 2014 and consist of the following (in thousands):

	December 31, 2018			December 31, 2017
	Gross Value(a)	Accumulated Amortization	Net	Gross Value(a)	Accumulated Amortization	Net
Complete technology	$60,325	$(60,325)	$—	$61,274	$(60,653)	$621
Customer contracts and relationships	192,706	(192,706)	—	193,775	(193,667)	108
Trademarks and trade names
Finite-lived	41,413	(28,356)	13,057	93,593	(24,875)	68,718
Indefinite-lived(b)	78,346	—	78,346	112,518	—	112,518
Total	$372,790	$(281,387)	$91,403	$461,160	$(279,195)	$181,965

(a)	Gross value has been reduced by the impairments recorded as follows:

	Year Ended December 31,
	2018	2017
Complete technology	$561	$16,335
Customer contracts and relationships	90	—
Trademarks and trade names:
Finite-lived	52,108	27,000
Indefinite-lived	32,025	38,300
Total	$84,784	$81,635

(b)	As indefinite-lived assets are not amortized, the indefinite-lived trademarks and trade names have no associated amortization expense or accumulated amortization.

As of December 31, 2018, estimated future intangible assets amortization expense for each of the next five years and thereafter, was as follows (in thousands):

For the Year Ended	Future Amortization Expense
2019	$1,253
2020	1,245
2021	1,241
2022	1,187
2023	1,162
Thereafter	6,969
Total	$13,057

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Long-Lived Assets
As a result of the triggering events noted above in the second and fourth quarters of 2018, the Company performed impairment evaluations of its other long-lived assets by comparing the expected undiscounted future cash flows to the carrying amounts of the assets. For the interim test, the expected undiscounted future cash flows exceeded the carrying amounts of the assets for all reporting units tested, resulting in no impairment. The results of the annual test indicated that the carrying amounts of the other long-lived assets related to the Personal Creations reporting unit were not recoverable. Based on the Company’s assessment of the fair value of this asset group using a discounted cash flow analysis, the Company determined that the carrying value of this asset group exceeded its fair value. As a result, pre-tax impairment charges of $7.7 million, representing the remaining carrying value, were recorded during the fourth quarter of 2018.
During the year ended December 31, 2017, the other long-lived assets related to the ProFlowers/Gourmet Foods reporting unit were fully impaired as the projected undiscounted cash flows of that reporting unit were less than the carrying amount of such assets. Additional impairment charges of $4.8 million were recorded during the year ended December 31, 2018 related to capital additions for that reporting unit as the undiscounted cash flows continue to be less than the carrying amount of the assets of that asset group.
Property and equipment consisted of the following (in thousands):

	December 31,(a)
	2018	2017
Land and improvements	$1,571	$1,583
Buildings and improvements	17,145	16,375
Leasehold improvements	9,348	10,883
Equipment	8,706	13,122
Computer equipment	21,332	25,208
Computer software	73,076	58,991
Furniture and fixtures	4,494	3,215
	135,672	129,377
Accumulated depreciation	(94,338)	(95,497)
Total	$41,334	$33,880

(a) The impairment charges of $12.5 million and $22.0 million recorded during the years ended December 31, 2018 and 2017, respectively, are reflected as reductions in the gross balances.
Depreciation expense, including the amortization of leasehold improvements, for the years ended December 31, 2018, 2017, and 2016 was $11.3 million, $20.0 million, and $24.0 million, respectively.
6. FINANCING ARRANGEMENTS
Credit Agreement
In 2014, FTD Companies, Inc. entered into a credit agreement (the “Credit Agreement”) with Interflora, certain wholly owned domestic subsidiaries of FTD Companies, Inc. party thereto as guarantors (collectively, the “Borrowers”), the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of America, N.A., as administrative agent for the lenders. The Credit Agreement provided for a term loan in an aggregate principal amount of $200 million, the proceeds of which were used to repay a portion of outstanding revolving loans, and also provided for a $350 million revolving credit facility. On December 31, 2014, the Company borrowed $120 million under the revolving credit facility to fund the cash portion of the Provide Commerce purchase price.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On March 30, 2018, the Company entered into a Forbearance Agreement and Second Amendment to Credit Agreement (the Credit Agreement, as previously amended and as further amended by the Second Amendment, the “Second Amendment”) with its lenders, which included an agreement by the lenders to forbear from exercising remedies available to them until May 31, 2018 with respect to defaults caused by (1) the inclusion of a going concern uncertainty explanatory paragraph in the audit opinion of the Company’s financial statements for the year ended December 31, 2017 and (2) breach of the consolidated net leverage ratio covenant for the quarter ended March 31, 2018. The Second Amendment also restricted the Company’s combined usage of the revolving credit facility portion of the Credit Agreement, which usage was further restricted by the Company’s subsequent amendments to the Credit Agreement, as discussed below. During the forbearance period, the interest rate margin applicable to Eurocurrency borrowings and letter of credit fees was increased to 4.25% per annum and the interest rate margin for base rate borrowings was increased to 3.25%. In addition, the Company paid a forbearance fee of 0.125% and commitment fees of 0.50% per annum on the unused portion of the revolving credit facility during the forbearance period.
On May 31, 2018, the Company entered into the Third Amendment to Credit Agreement (the Credit Agreement, as previously amended and as further amended by the Third Amendment, the “Third Amendment”) with its lenders, which included an agreement by the lenders to waive existing defaults caused by (1) the inclusion of a going concern uncertainty explanatory paragraph in the audit opinion of the Company’s financial statements for the year ended December 31, 2017 and (2) the breach of the consolidated net leverage ratio covenant for the three months ended March 31, 2018. The Third Amendment also restricted the Company’s combined usage of the revolving credit facility portion of the Credit Agreement, which usage was further restricted by the Fourth Amendment, the Fifth Amendment, and the Sixth Amendment, as discussed below. In addition, under the Third Amendment, the consolidated net leverage ratio and fixed charge coverage ratio covenants were revised for each quarterly period through the September 19, 2019 maturity date, as were the interest rates. The Company paid an amendment fee of 0.625% times the revolver commitments and outstanding term loan ($1.9 million) in addition to a $0.5 million work fee related to the structuring and arranging of the amendment.
On September 28, 2018, the Company entered into the Fourth Amendment to Credit Agreement (the Credit Agreement, as previously amended and as further amended by the Fourth Amendment, the “Fourth Amendment”) with its lenders. The Fourth Amendment further restricted the Company’s combined usage of the revolving credit facility portion of the Credit Agreement, which usage was further restricted by the Fifth Amendment and the Sixth Amendment, as discussed below. The Fourth Amendment also required the Company to pay a monthly fee equal to 2.50% per annum times the actual daily amount of the Aggregate Revolving B Loans (as defined in the Credit Agreement) and subjected the Company to certain additional restrictions on capital expenditures. Together, the Fourth Amendment and the Fifth Amendment, as discussed below, restrict the borrowers from borrowing any Eurocurrency loans without the consent of the lenders for the remaining term of the credit facility. The Company paid fees of $0.5 million related the Fourth Amendment.
On October 31, 2018, the Company entered into the Fifth Amendment to Credit Agreement (the Credit Agreement, as previously amended and as further amended by the Fifth Amendment, the “Fifth Amendment”) with its lenders. Among other modifications, the Fifth Amendment further restricted the Company’s combined usage of the revolving credit facility portion of the Credit Agreement, which usage was further restricted by the Sixth Amendment as discussed below. In addition, the Fifth Amendment subjected the Company to certain additional restrictions on capital expenditures and certain additional events of default.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On November 5, 2018, the Company entered into the Sixth Amendment to Credit Agreement (the Credit Agreement, as previously amended and as further amended by the Sixth Amendment, the “Sixth Amendment”) with its lenders. The Sixth Amendment further restricted the Company’s combined usage of the revolving credit facility portion of the Credit Agreement to amounts ranging from $90 million to $170 million based on the Company’s expected borrowing needs at various points in its business cycle, with all borrowings in excess of $150 million from and after July 6, 2019 subject to the Company’s 13-week cash forecast supporting any borrowing above such level. The Sixth Amendment also revised the consolidated net leverage ratio and fixed charge coverage ratio covenants set forth in the Fifth Amendment for each period through the September 19, 2019 maturity date of the Sixth Amendment. In connection with the Sixth Amendment, the Company incurred an amendment fee in an amount equal to 5.50% of the outstanding term loan as of the execution date of the Sixth Amendment, payable in two installments, (a) 0.50% which was paid on November 6, 2018 and (b) 5.0% upon the earliest to occur of, (x) the acceleration of the loans, (y) the maturity date and (z) the date upon which all obligations under the credit facility are satisfied, provided that if (z) occurs prior to the events in (x) or (y), the deferred portion of the fee will be prorated based on the number of days remaining until the maturity date, in addition to other fees of $0.5 million. The deferred portion of this fee was $6.2 million at December 31, 2018 and was included in interest payable on the consolidated balance sheet.
At December 31, 2018, the interest rates applicable to borrowings under the Sixth Amendment were based on a base rate plus a margin ranging from 1.50% per annum to 6.50% per annum, calculated according to the Company’s net leverage ratio. In addition, the Company pays a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility and a letters of credit fee ranging between 2.50% per annum to 7.50% per annum. The Company is also required to pay a monthly fee equal to 2.50% per annum times the actual daily amount of the Aggregate Revolving B Loans (as defined in the Credit Agreement).
The stated interest rates (based on Prime) at December 31, 2018, under the term loan and the revolving credit facility were both 10.00%. The effective interest rates at December 31, 2018, under the term loan and the revolving credit facility were 16.22% and 16.54%, respectively. The effective interest rates include interest calculated at the stated rates and the amortization of the deferred financing fees.
At December 31, 2018, the remaining borrowing capacity under the Sixth Amendment, which was reduced by $1.5 million in outstanding letters of credit, was $69.5 million.
The changes in the Company’s debt balances for the years ended December 31, 2018 and 2017 were as follows for the Sixth Amendment (in thousands):

	Balance at December 31, 2016	Draw Down of Debt	Repayments of Debt	Balance at December 31, 2017
Revolving Credit Facility	$120,000	$90,000	$(158,000)	$52,000
Term Loan	160,000	—	(20,000)	140,000
Total Principal Outstanding	$280,000	$90,000	$(178,000)	$192,000
Unamortized Debt Financing Fees	(3,694)			(2,334)
Total Debt, Net of Unamortized Debt Financing Fees	$276,306			$189,666

	Balance at December 31, 2017	Draw Down of Debt	Repayments of Debt	Balance at December 31, 2018
Revolving Credit Facility	$52,000	$283,000	$(236,000)	$99,000
Term Loan	140,000	—	(21,346)	118,654
Total Principal Outstanding	$192,000	$283,000	$(257,346)	$217,654
Unamortized Debt Financing Fees	(2,334)			(9,578)
Total Debt, Net of Unamortized Debt Financing Fees	$189,666			$208,076

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The term loan is subject to amortization payments of $5 million per quarter and customary mandatory prepayments under certain conditions. During the year ended December 31, 2018, the Company made payments of $21.3 million under the term loan, which includes a $1.3 million payment made from the proceeds received from the sale of a business in accordance with the Sixth Amendment.
On March 13, 2019, the Company entered into the Amended Credit Agreement with our lenders. The Amended Credit Agreement includes, among other terms, a minimum Consolidated Adjusted EBITDA covenant; further limitations on capital expenditures; a covenant requiring that on or before June 1, 2019, the Company shall consummate one or more transactions (i) that would permit the Company and its subsidiaries to continue as a going concern, which must provide for the repayment in full of the obligations under the Amended Credit Agreement no later than June 1, 2019, or (ii) from which all or substantially all of the aggregate net cash proceeds are used to repay obligations and permanently reduce the commitments under the Amended Credit Agreement; and updated limits on our combined usage of the revolving credit facility portion of the Amended Credit Agreement throughout its remaining term. In addition, the consolidated net leverage ratio and fixed charge coverage ratio covenants were deleted for the period ending March 31, 2019 and subsequent periods. The Amended Credit Agreement also includes the provision of a pledge of 100% of the equity interests of certain of the Company’s subsidiaries and the Company’s use of best efforts to cause the UK Borrower to guarantee all obligations under the Amended Credit Agreement.
Pursuant to the Amended Credit Agreement, the Company’s combined usage of the revolving credit facility portion of the Amended Credit Agreement is restricted to amounts ranging from $60.0 million to $167.5 million based on the Company’s expected borrowing needs at various points in its business cycle, with all borrowings in excess of $150 million from and after July 6, 2019 subject to the Company’s 13-week cash forecast supporting any borrowing above such level. The minimum Consolidated Adjusted EBITDA covenant requires that the Company maintain Consolidated Adjusted EBITDA based on specific minimums for each two to three-month period from February 1, 2019 through the September maturity date. These minimums range from negative $4.5 million to $21.8 million and were determined based on the Company’s forecasted Adjusted EBITDA for each such period. In addition, the Company will pay a fee in an amount equal to the actual daily funded amount of the Revolving A and B Commitments (as defined in the Amended Credit Agreement) in excess of $100 million times 2.5% per annum, which shall be paid quarterly in arrears and which replaces the previous 2.5% fee related to the Aggregate Revolving B Loans. In connection with the Amended Credit Agreement, the Company incurred an amendment fee of $2.9 million, which was 1.0% of the total revolving commitments and term loan as of the execution date of the Amended Credit Agreement. Such fee is payable upon the earliest to occur of (a) the September 2019 maturity date, (b) the acceleration of the loans, (c) the date upon which all obligations under the Amended Credit Agreement have been satisfied in full, or (d) at the election of the lenders, after the occurrence of a default (as defined in the Amended Credit Agreement).
The Company will need to refinance or repay the outstanding indebtedness no later than its September 2019 maturity. Based on the Company’s 2019 year-to-date results of operations and outlook for the remainder of the term of the Amended Credit Agreement, it currently anticipates that it will be in compliance with the Consolidated Adjusted EBITDA requirement and will have sufficient liquidity to fund its operations into July 2019 but may not have sufficient liquidity to fund its operations beyond then. In addition, there can be no assurances that the Company will be able to complete one or more transactions that will enable it to repay all or a portion of the outstanding indebtedness by June 1, 2019 or at all.
If the Company is unable to meet the revised covenants or other requirements of the Amended Credit Agreement and it is unable to obtain waivers or further amendments from its lenders, the lenders could exercise remedies under the Amended Credit Agreement and repayment of the indebtedness outstanding could be accelerated. The Company may not have sufficient capital to repay the obligations due under the Amended Credit Agreement upon maturity, or earlier if called for repayment by the lenders following a failure to meet the revised covenants under the Amended Credit Agreement. These conditions raise substantial doubt about the Company’s ability to continue as a going concern as discussed in Note 1—“Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements.”

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DERIVATIVE INSTRUMENTS
In 2012, the Company purchased, for $1.9 million, forward starting interest rate cap instruments based on 3-month LIBOR, effective January 2015 through June 2018. The forward starting interest rate cap instruments had aggregated notional values totaling $130 million. The interest rate cap instruments were designated as cash flow hedges against expected future cash flows attributable to future 3-month LIBOR interest payments on a portion of the outstanding borrowings under the Company’s Credit Agreement. The gains or losses on the instruments were reported in accumulated other comprehensive loss to the extent that they were effective and were reclassified into earnings when the cash flows attributable to 3-month LIBOR interest payments were recognized in earnings.
The interest rate caps matured on June 30, 2018. The estimated fair values and notional values of outstanding derivative instruments as of December 31, 2017 were as follows (in thousands):

		December 31, 2017
	Balance Sheet Location	Estimated Fair Value of Derivative Instruments	Notional Value of Derivative Instruments
Derivative Assets:
Interest rate caps	Other assets	$—	$130,000
The Company recognized the following losses from derivatives, before tax, in accumulated other comprehensive loss (in thousands):

	Year Ended December 31,
	2018	2017	2016
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate caps	$—	$(1)	$(34)
As of December 31, 2017 and 2016, the effective portion, before tax effect, of such interest rate caps, which were designated as cash flow hedging instruments, was $0.3 million and $0.8 million, respectively. During the years ended December 31, 2018, 2017, and 2016, $0.3 million, $0.6 million, and $0.6 million, respectively, was reclassified from accumulated other comprehensive loss to interest expense in the consolidated statement of operations.
During the year ended December 31, 2016, the Company entered into a forward foreign currency exchange contract which was not designated as a hedging instrument. Accordingly, gains and losses related to changes in the fair value of this contract are reflected in other income, net in the consolidated statement of operations for the year ended December 31, 2016. During the years ended December 31, 2018 and 2017, the Company had no forward foreign currency exchange contracts outstanding.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FAIR VALUE MEASUREMENTS
The following table presents estimated fair values of financial assets and liabilities and derivative instruments that were required to be measured at fair value on a recurring basis (in thousands):

	December 31, 2018			December 31, 2017
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Cash equivalents	$1,840	$1,840	$—	$2,705	$2,705	$—
Total	$1,840	$1,840	$—	$2,705	$2,705	$—
Liabilities:
Non-qualified deferred compensation plan	$842	$—	$842	$1,228	$—	$1,228
Total	$842	$—	$842	$1,228	$—	$1,228
Provide Commerce, Inc. has an executive deferred compensation plan for key management level employees under which such employees could elect to defer receipt of current compensation. This plan is intended to be an unfunded, non-qualified deferred compensation plan that complies with the provisions of section 409A of the Internal Revenue Code. At the time of the Provide Commerce acquisition, contributions to the plan were suspended except those relating to any compensation earned but not yet paid as of the date of the acquisition. The plan assets, which consist primarily of life insurance contracts recorded at their cash surrender value, totaled $1.6 million and $11.7 million at December 31, 2018 and 2017, respectively, and are included in other assets in the consolidated balance sheets. During the year ended December 31, 2018, the Company surrendered certain of the life insurance contracts and received proceeds totaling $10.0 million.
During 2018, as a result of the triggering events in the second quarter and fourth quarter, the Company performed impairment tests of its finite-lived intangible and other long-lived assets. Based on these tests, the Company determined that the carrying value of certain finite-lived intangible assets and fixed assets exceeded their fair values as determined using the income approach based on gross cash flows. Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs, including projected cash flows over the estimated projection period and the discount rate. The resulting $97.3 million non-cash, pre-tax impairment charges (excluding goodwill impairment charges of $109.4 million) were recorded related to certain intangible assets and other long-lived assets of the U.S. Consumer, Florist, and International segments. See Note 5—“Goodwill, Intangible Assets, and Other Long-Lived Assets” for additional information.
The Company estimated the fair value of its outstanding debt using a discounted cash flow approach that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimated credit spread. At December 31, 2018, the Company estimated its credit spread as 18.4% and 19.4% for the term loan and revolving credit facility, respectively, resulting in yield-to-maturity estimates for the term loan and revolving credit facility of 20.9% and 21.9%, respectively. At December 31, 2017, the Company estimated its credit spread as 1.0% and 1.6% for the term loan and revolving credit facility, respectively, resulting in yield-to-maturity estimates for the term loan and revolving credit facility of 2.9% and 3.4%, respectively. The table below summarizes the carrying amounts and estimated fair values for long-term debt (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		Level 2		Level 2
Debt outstanding	$217,654	$201,967	$192,000	$192,000
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

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS’ EQUITY
Capital Stock
The Company’s authorized shares of capital stock of 65.0 million are divided into 60.0 million shares of common stock, par value $0.0001 per share, and 5.0 million shares of preferred stock, par value $0.0001 per share. In connection with the Provide Commerce acquisition, the Company issued 10.2 million shares of FTD common stock to Qurate. At December 31, 2018, Qurate held 36.0% of the outstanding shares of FTD common stock.
At December 31, 2018, none of the 5.0 million shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock. The Company’s board of directors has the authority, without action by the Company’s stockholders, to designate and issue the preferred stock in one or more series and to designate the rights, preferences, limitations and privileges of each series of preferred stock, which may be greater than the rights of the Company’s common stock.
Dividends
The Company has not paid any cash dividends on its common stock during the periods presented.
Common Stock Repurchases
In March 2016, the Company’s board of directors authorized a common stock repurchase program that allowed FTD Companies, Inc. to repurchase up to $60 million of its common stock from time to time over a two-year period in both open market and privately negotiated transactions. During the year ended December 31, 2016, the Company repurchased 0.6 million shares at an average cost per share of $25.37. The Company did not repurchase any shares during the years ended December 31, 2018 and 2017. The repurchase program expired on March 8, 2018. Repurchased shares are generally held in treasury pending use for general corporate purposes, including issuances under various employee and director stock plans.
Upon vesting of RSUs or exercise of stock options, the Company does not collect withholding taxes in cash from employees. Instead, the Company automatically withholds, from the RSUs that vest or stock options exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock. The Company then pays the minimum statutory withholding taxes in cash. During the year ended December 31, 2018, 0.6 million RSUs vested for which 0.1 million shares were withheld to cover the minimum statutory withholding taxes of $0.5 million. During the year ended December 31, 2017, 0.3 million RSUs vested for which 0.1 million shares were withheld to cover the minimum statutory withholding taxes of $2.0 million.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCENTIVE COMPENSATION PLANS
In June 2018, stockholders approved the First Amendment to the FTD Companies, Inc. Third Amended and Restated 2013 Incentive Compensation Plan (as so amended and restated, the “Amended Plan”), which amended and restated in its entirety the FTD Companies, Inc. Amended and Restated 2013 Incentive Compensation Plan, as previously amended June 9, 2017. The Amended Plan provides for the granting of awards to employees and non-employee directors, including stock options, stock appreciation rights, RSUs, PSUs, and other stock based awards. At December 31, 2018, the Company had 5.1 million shares available for issuance under the Amended Plan, which includes additional shares approved by shareholders in June 2018.
Stock-Based Compensation
The following table summarizes the non-cash stock-based compensation incurred under the Amended Plan that has been included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of revenues	$148	$269	$135
Sales and marketing	3,108	4,169	4,128
General and administrative	5,971	6,660	9,349
Restructuring and other exit costs	5,457	—	3,373
Total stock-based compensation	$14,684	$11,098	$16,985
Tax benefit recognized	$3,423	$4,171	$6,240
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
The following table summarizes activity for RSUs awarded to the Company’s eligible employees and non-employee directors during the years ended December 31, 2018, 2017 and 2016:

	FTD Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at December 31, 2015	649	$30.91
Granted	413	24.36
Vested	(289)	28.96
Cancelled	(145)	29.16
Non-vested at December 31, 2016	628	27.90
Granted	565	21.40
Vested	(288)	27.95
Cancelled	(167)	26.52
Non-vested at December 31, 2017	738	23.19
Granted	3,463	3.60
Vested	(568)	16.60
Cancelled	(313)	13.30
Non-vested at December 31, 2018	3,320	$4.82

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of RSUs that vested during the years ended December 31, 2018, 2017, and 2016 was $9.4 million, $8.1 million, and $8.4 million, respectively. The intrinsic value of non-vested RSUs awarded to the Company’s eligible employees and non-employee directors was $4.9 million at December 31, 2018. At December 31, 2018, 2.4 million non-vested RSUs were expected to vest, with an intrinsic value totaling $3.6 million. At December 31, 2018, total unrecognized compensation cost related to non-vested RSUs, net of expected forfeitures, was $12.2 million, which was expected to be recognized over a weighted-average period of 3.1 years.
Performance Stock Units
PSUs have been granted to certain employees and non-employee directors of the Company. Vesting of the PSUs is based on the achievement of certain performance criteria, as specified in the plan, at the end of a three-year performance period ending on December 31, 2020. The actual number of shares that will ultimately vest is dependent upon the level of achievement of the performance conditions. If the minimum targets are not achieved, none of the shares will vest and any compensation expense previously recognized will be reversed. The Company recognizes stock-based compensation expense related to performance awards based upon the Company’s estimate of the likelihood of achievement of the performance targets at each reporting date. At December 31, 2018, the Company does not expect the PSUs to vest. As such, no expense was recorded during the year ended December 31, 2018 related to these awards.
The following table summarizes activity for PSUs awarded to the Company’s eligible employees and non-employee directors during the year ended December 31, 2018:

	FTD Performance Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at December 31, 2017	—	$—
Granted	649	6.63
Vested	—	—
Cancelled	(347)	6.63
Non-vested at December 31, 2018	302	6.63
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

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes stock option activity for the years ended December 31, 2018, 2017, and 2016 and stock options outstanding and exercisable at December 31, 2018:

	FTD Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
	(in thousands)		(in years)
Outstanding options at December 31, 2015	2,138	$29.98	5.4
Options granted	1,113	23.08
Options exercised	—	—
Options forfeited	(516)	28.53
Options expired	(77)	30.06
Outstanding options at December 31, 2016	2,658	27.37	4.2
Options granted	1,520	18.25
Options exercised	—	—
Options forfeited	(422)	26.04
Options expired	(382)	28.07
Outstanding options at December 31, 2017	3,374	23.35	4.0
Options granted	773	6.70
Options exercised	—	—
Options forfeited	(667)	14.60
Options expired	(1,764)	22.52
Outstanding options at December 31, 2018	1,716	20.07	4.4
Exercisable at December 31, 2018	835	26.55	2.4
Expected to vest December 31, 2018	763	$14.86	6.0

The weighted-average grant date fair value of these stock options was $2.73, $5.85, and $5.28 for the years ended December 31, 2018, 2017, and 2016, respectively. At December 31, 2018 total unrecognized compensation cost related to non-vested stock options awarded to the Company’s eligible employees, net of expected forfeitures, was $1.5 million, which was expected to be recognized over a weighted-average period of 1.5 years. There was no intrinsic value of the outstanding options, the exercisable options, or the options expected to vest at December 31, 2018. No options were exercised during the years ended December 31, 2018, 2017, and 2016.
For stock options granted by the Company for the years ended December 31, 2018, 2017, and 2016, the fair value of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model. The table below summarizes the weighted average assumptions used by the Company to estimate the fair value of stock options at the grant date:

	For the Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.5%	1.9%	1.2%
Expected term (in years)	6.21	4.75	3.12
Dividend yield	—%	—%	—%
Expected volatility	37.8%	33.9%	30.6%

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
Employee Stock Purchase Plan
Eligible employees of the Company are able to participate in the FTD Companies, Inc. 2015 Employee Stock Purchase Plan (“ESPP Plan”), through which employees may authorize payroll deductions of up to the lower of 15% of their compensation or $25,000 to purchase up to 1,001 shares of FTD common stock on each purchase date at a purchase price per share equal to 85% of the lower of (i) the closing market price per share of FTD common stock on the employee’s entry date or (ii) the closing market price per share of FTD common stock on the purchase date. Each offering period has a six-month duration and purchase interval with a purchase date of the last business day of June and December each year. At December 31, 2018, the Company had 0.1 million shares available for purchase under the ESPP Plan.
The fair value of the ESPP Plan shares was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	1.9%	0.9%	0.4%
Expected term (in years)	0.5	0.5	0.5
Dividend yield	—%	—%	—%
Expected Volatility	75.0%	41.8%	32.4%

The risk-free interest rate assumed by the Company in valuing the ESPP Plan shares was based on the U.S. Treasury yield curve in effect at the time of the grant. The expected term represents the amount of time remaining in the respective offering period. The Company estimated the dividend yield as 0% as the Company does not currently intend to pay dividends. Expected volatility was determined based on the Company’s historical volatility.
For the years ended December 31, 2018, 2017, and 2016, the Company recognized $0.2 million, $0.5 million, and $0.6 million, respectively, of stock-based compensation related to the ESPP Plan.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES
The Company files tax returns as a separate company in Federal, state and local jurisdictions, the U.K. and certain other foreign jurisdictions.
Loss before income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$(250,735)	$(289,888)	$(101,943)
Foreign	7,192	11,673	13,686
Loss before income taxes	$(243,543)	$(278,215)	$(88,257)
The benefit from income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$614	$8,657	$16,297
State	434	1,101	2,116
Foreign	2,271	2,361	2,709
	3,319	12,119	21,122
Deferred:
Federal	(16,770)	(50,837)	(20,895)
State	(5,142)	(5,313)	(4,809)
Foreign	(221)	(143)	(484)
	(22,133)	(56,293)	(26,188)
Benefit for income taxes	$(18,814)	$(44,174)	$(5,066)

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The benefit for income taxes reconciled to the amount computed by applying the statutory federal rate to loss before taxes as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Federal taxes at statutory rate(a)	$(51,145)	$(97,375)	$(30,890)
State income taxes, net	(4,708)	(3,205)	(749)
Nondeductible goodwill	22,982	68,845	29,336
Nondeductible officer compensation	3,291	377	—
Effects of foreign income	425	(1,419)	(3,283)
Foreign distribution	697	1,658	4,723
Foreign tax credit	—	(1,317)	(2,664)
Deferred tax adjustment - statutory rate changes	2	(13,654)	(726)
Change in valuation allowance	5,149	—	—
Stock-based compensation	4,199	1,589	7
Other items, net	294	327	(820)
Benefit from income taxes	$(18,814)	$(44,174)	$(5,066)

(a)	The federal statutory tax rates for the Company were 21%, 35%, and 35% for the years ended December 31, 2018, 2017, and 2016, respectively.

The significant components of net deferred tax balances were as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss and foreign tax credit carryforwards	$3,030	$1,580
Allowances and reserves	3,266	2,985
Stock-based compensation	1,257	4,360
Deferred compensation	2,310	2,090
Deferred business interest expense	4,902	—
Deferred rent	1,028	830
Depreciation and amortization	1,735	—
Other, net	3,267	2,241
Total gross deferred tax assets	20,795	14,086
Less: valuation allowance	(5,565)	(416)
Total deferred tax assets, net of valuation allowance	15,230	13,670
Deferred tax liabilities:
Amortization of intangible assets	(21,064)	(39,047)
Depreciation and amortization	—	(4,342)
Other, net	(1,125)	(1,135)
Total deferred tax liabilities	(22,189)	(44,524)
Total net deferred tax liabilities	$(6,959)	$(30,854)

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2017, the U.S. Congress enacted the TCJA, which resulted in a reduction of federal tax rates, thereby reducing the December 31, 2017 deferred tax balances by $14.1 million. The TCJA also resulted in the Company incurring a Transition Tax Liability of $0.3 million in 2017, which was revised to $0.1 million during 2018. During the fourth quarter of 2018 and in accordance with SEC Staff Accounting Bulletin No. 118, the Company completed its accounting for the provisional amounts recognized at December 31, 2017. The Company will be electing to pay the Transition Tax over an eight-year period, as allowed by the TCJA. The Company has analyzed the effects of the TCJA’s Global and Intangible Low-Taxed Income provision and the Base Erosion Anti-Abuse Tax provision and has determined that these provisions had no effect on the Company’s 2017 or 2018 tax provision.
In evaluating the Company’s ability to recover its deferred tax assets, management considers all available positive and negative evidence, including the Company’s operating results and the existence of substantial doubt regarding the Company’s ability to continue as a going concern, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. The valuation allowance at December 31, 2018 relates to the Company’s expectations regarding its ability to realize its U.S. deferred tax assets in the future. The valuation allowance at December 31, 2017 relates to deferred tax assets of a business acquired in December 2017.
The Company adopted ASU 2016-09 in January 2017 and recorded tax shortfalls or excess tax benefits in the provision for income taxes for the years ended December 31, 2018 and 2017 rather than in additional paid-in-capital as was previously required.
The Company had gross unrecognized tax benefits totaling $0.1 million, of which $0.1 million would have an impact on the Company’s effective income tax rate, if recognized, at December 31, 2018, 2017, and 2016. A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (before federal impact of state items), excluding interest and penalties, was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$124	$140	$269
Additions for prior year tax positions	120	124	115
Reductions for prior year tax positions	(124)	(115)	(110)
Settlements	—	—	(78)
Reductions due to lapse in statutes of limitations	—	(25)	(56)
Ending balance	$120	$124	$140
In the U.S., the Company is currently under audit by certain state and local tax authorities. The examinations are in varying stages of completion. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, case law developments and closing of statutes of limitations. Such adjustments are reflected in the provision for income taxes, as appropriate. Tax years prior to 2013 are generally not subject to examination by the Internal Revenue Service except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. With few exceptions, the Company is not subject to state or local examinations for years prior to 2012. In the U.K., tax years 2014 and prior are closed to audit due to the expiration of the statute of limitations. The Company is generally not able to reliably estimate the ultimate settlement amounts until the close of the audit. While the Company does not expect material changes, it is possible that the amount of unrecognized benefit with respect to its uncertain tax positions could significantly increase or decrease within the next 12 months related to the Company’s ongoing audits. At this time, the Company is unable to make a reasonable estimate of the range of impact on the balance of uncertain tax positions or the impact on the effective income tax rate related to such positions.
The Company had immaterial amounts accrued for interest and penalties relating to uncertain tax positions at December 31, 2018 and 2017, which is included in income taxes payable. The Company recognized immaterial amounts of net interest and penalties relating to uncertain tax positions for the years ended December 31, 2018, 2017, and 2016, respectively.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. LOSS PER SHARE
Certain of the Company’s RSUs are considered participating securities because they contain a non-forfeitable right to dividends irrespective of whether dividends are actually declared or paid or the awards ultimately vest. Accordingly, the Company computes earnings per share pursuant to the two-class method in accordance with ASC 260, Earnings Per Share.
The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(224,729)	$(234,041)	$(83,191)
Income allocated to participating securities	—	—	—
Net loss attributable to common stockholders	$(224,729)	$(234,041)	$(83,191)
Denominator:
Basic average common shares outstanding	27,972	27,484	27,483
Add: Dilutive effect of securities	—	—	—
Diluted average common shares outstanding	27,972	27,484	27,483
Basic loss per common share	$(8.03)	$(8.52)	$(3.03)
Diluted loss per common share	$(8.03)	$(8.52)	$(3.03)
The authorized shares of FTD Companies, Inc. capital stock total 65.0 million, which is divided into 60.0 million shares of common stock, par value $0.0001 per share, and 5.0 million shares of preferred stock, par value $0.0001 per share. In connection with the Provide Commerce acquisition, the Company issued 10.2 million shares of FTD common stock to Qurate. The diluted earnings per common share computations exclude antidilutive stock options, RSUs, and PSUs. Weighted-average antidilutive shares for the years ended December 31, 2018, 2017, and 2016 were 4.0 million, 3.8 million, and 2.3 million, respectively.
13. RESTRUCTURING AND OTHER EXIT COSTS
Restructuring and other exit costs were as follows (in thousands):

	Employee Termination Costs	Facility Closure Costs	Total
Accrued as of December 31, 2016	$8,566	$1,378	$9,944
Charges	1,834	345	2,179
Cash paid	(6,842)	(1,518)	(8,360)
Other non-cash adjustments	(3,374)	(12)	(3,386)
Accrued as of December 31, 2017	184	193	377
Charges	18,265	(18)	18,247
Cash paid	(4,310)	(175)	(4,485)
Other non-cash adjustments	(5,457)	—	(5,457)
Accrued as of December 31, 2018	$8,682	$—	$8,682

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 18, 2018, the Company announced that its former President and Chief Executive Officer, John C. Walden, had stepped down from such positions. Under the terms of Mr. Walden’s employment agreement, he is entitled to the severance and other benefits described in such agreement, including cash severance payments, as well as accelerated vesting of a portion of his outstanding nonvested RSUs and unvested stock options. On the same day, the Company also announced a corporate restructuring plan. During the year ended December 31, 2018, the Company recorded $18.2 million in restructuring charges, which included employee severance costs to be paid in cash of $12.7 million and non-cash stock-based compensation related to the acceleration of certain equity awards of $5.5 million, which is included as an other non-cash adjustment in the above table.
14. COMMITMENTS AND CONTINGENCIES
Leases
Future minimum lease payments at December 31, 2018 under non-cancelable operating leases with initial lease terms in excess of one year were as follows (in thousands):

		Year Ending December 31,
	Total	2019	2020	2021	2022	2023	Thereafter
Operating leases	$51,855	$7,828	$8,245	$8,588	$7,345	$4,923	$14,926
The Company leases certain office space, data centers, distribution centers, vehicles, and office equipment under operating leases expiring at various periods through 2030. Certain of the Company’s operating leases include rent holidays, rent escalation provisions, and landlord allowances. The Company records rent expense on a straight-line basis over the lease term. Rent expense under operating leases for the years ended December 31, 2018, 2017, and 2016 was $10.5 million, $9.8 million, and $9.8 million, respectively.
Letters of Credit
Standby letters of credit are maintained by the Company to secure credit card processing activity and certain inventory purchases. The Company had $1.5 million of commitments under letters of credit at December 31, 2018 which were scheduled to expire within one year.
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

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Legal Matters
Commencing on August 19, 2009, the first of a series of putative consumer class action lawsuits was brought against Provide Commerce, Inc. and co-defendant Regent Group, Inc. d/b/a Encore Marketing International (“EMI”). These cases were ultimately consolidated during the next three years into Case No. 09 CV 2094 in the United States District Court for the Southern District of California under the title In re EasySaver Rewards Litigation. Plaintiffs’ claims arise from their online enrollment in subscription based membership programs known as EasySaver Rewards, RedEnvelope Rewards, and Preferred Buyers Pass (collectively the “Membership Programs”). Plaintiffs claim that after they ordered items from certain of Provide Commerce’s websites, they were presented with an offer to enroll in one of the Membership Programs, each of which is offered and administered by EMI. Plaintiffs purport to represent a nationwide class of consumers allegedly damaged by Provide Commerce’s purported unauthorized or otherwise allegedly improper transferring of billing information to EMI, who then posted allegedly unauthorized charges to their credit or debit card accounts for membership fees for the Membership Programs. In the operative fourth amended complaint, plaintiffs asserted ten claims against Provide Commerce and EMI: (1) breach of contract (against Provide Commerce only); (2) breach of contract (against EMI only); (3) breach of implied covenant of good faith and fair dealing; (4) fraud; (5) violations of the California Consumers Legal Remedies Act; (6) unjust enrichment; (7) violation of the Electronic Funds Transfer Act (against EMI only); (8) invasion of privacy; (9) negligence; and (10) violations of the Unfair Competition Law. Plaintiffs seek damages, attorneys’ fees, and costs. After motion practice regarding the claims asserted and numerous settlement conferences and mediations in an effort to informally resolve the matter, the parties reached an agreement on the high level terms of a settlement on April 9, 2012, conditioned on the parties negotiating and executing a complete written agreement. In the weeks following April 9, 2012, the parties negotiated a formal written settlement agreement (the “Settlement”), which the court preliminarily approved on June 13, 2012. After notice to the purported class and briefing by the parties, the court conducted a final approval hearing (also known as a fairness hearing) on January 28, 2013, but did not rule. On February 4, 2013, the court entered its final order approving the Settlement, granting plaintiffs’ motion for attorneys’ fees, costs, and incentive awards, and overruling objections filed by a single objector. The court entered judgment on the Settlement on February 21, 2013. The objector filed a notice of appeal with the Ninth Circuit Court of Appeals on March 4, 2013. After the completion of briefing, the Ninth Circuit set oral argument for February 2, 2015. But on January 29, 2015, the Ninth Circuit entered an order deferring argument and resolution of the appeal pending the Ninth Circuit’s decision in a matter captioned Frank v.  Netflix, No. 12 15705+. On March 19, 2015, the Ninth Circuit entered an order vacating the judgment in this matter and remanding it to the district court for further proceedings consistent with its opinion in Frank v. Netflix issued on February 27, 2015. The district court ordered supplemental briefing on the issue of final Settlement approval May 21, 2015. After briefing, the district court conducted a hearing on July 27, 2016 and took the matter under submission. On August 9, 2016, the district court entered an order reapproving the Settlement without any changes, and accordingly entered judgment and dismissed the case with prejudice. On September 6, 2016, the objector filed a notice of appeal. On November 22, 2016, plaintiffs filed a motion for summary affirmance of the district court’s judgment, to which the objector responded and filed a cross-motion for sanctions. Plaintiffs’ motion for summary affirmance temporarily stayed briefing on the appeal. On March 2, 2017, the Ninth Circuit denied plaintiffs’ motion for summary affirmance and objector’s cross-motion for sanctions, and reset the briefing schedule. The Objector filed his opening brief on May 1, 2017. Thirteen state Attorneys General filed an amicus brief in support of the Objector on May 8, 2017. The parties filed their answering briefs on June 30, 2017. Various legal aid organizations filed an amicus brief in support of no party regarding cy pres relief also on June 30, 2017. The Objector’s optional reply brief was filed on August 14, 2017 and the Ninth Circuit heard oral arguments on May 17, 2018. On October 3, 2018, the Ninth Circuit issued an opinion vacating the district court’s award of attorney’s fees, but otherwise affirmed the district court’s approval of the class action settlement. On October 10, 2018, the objector filed a motion to stay the issuance of mandate, which would return jurisdiction to the district court, and for an extension of time to file a petition for panel rehearing. The Ninth Circuit denied the objector’s motion on November 21, 2018, and issued the mandate on November 29, 2018. In March 2019, the parties completed submission of supplemental briefings to the district court regarding the amount of Plaintiffs’ counsel’s attorneys’ fees and costs award. As of the date of these financial statements, the district court has not issued a decision on the matter. On February 13, 2019, the objector filed a petition seeking Supreme Court review of the Ninth Circuit’s decision. As of the date of these financial statements, the Supreme Court has not reviewed the objector’s petition. The negotiated settlement amount has been fully reserved under ASC 450, Contingencies.
There can be no assurances that other legal actions or governmental investigations will not be instituted in connection with the Company’s current or former business practices. The Company cannot predict the outcome of governmental investigations or other legal actions or their potential implications for its business.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company records a liability when it believes that it is both probable that a loss has been incurred, and the amount of loss can be reasonably estimated. The Company evaluates at least quarterly, developments in its legal matters that could affect the assessment of the probability of loss or the amount of liability and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate, (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At December 31, 2018 and 2017, the Company had reserves totaling $2.8 million and $2.5 million, respectively, for estimated losses related to certain legal matters. With respect to other legal matters, the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company’s business, financial condition, results of operations, or cash flows.
15. SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth supplemental cash flow disclosures (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash paid for interest	$16,280	$8,215	$7,556
Cash paid for income taxes, net	$4,930	$13,315	$13,972
At December 31, 2018, non-cash investing items included $0.5 million of property and equipment purchases that were included in accounts payable and accrued liabilities in the Company’s consolidated balance sheet. The purchases will be reflected in investing activities in the consolidated statement of cash flows in the periods in which they are paid. Also at December 31, 2018, non-cash financing items included $6.2 million of deferred financing fees that were included in interest payable in the Company’s consolidated balance sheet. These deferred financing fees will be paid when the outstanding debt under the Amended Credit Agreement is repaid or refinanced and will be reflected in financing activities in the consolidated statement of cash flows in the period in which they are paid.

FTD COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables have been prepared on a basis consistent with the Company’s annual consolidated financial statements and include all adjustments necessary for the fair presentation of the unaudited quarterly data.

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Year Ended December 31, 2018:
Revenues	$318,170	$299,921	$148,621	$247,532
Operating loss	(4,417)	(127,117)	(28,453)	(64,644)
Net loss	(6,596)	(118,085)	(31,210)	(68,838)
Basic loss per common share	(0.24)	(4.25)	(1.11)	(2.44)
Diluted loss per common share	(0.24)	(4.25)	(1.11)	(2.44)

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Year Ended December 31, 2017:
Revenues	$316,493	$328,146	$161,304	$278,085
Operating income/(loss)	17,840	17,749	(116,645)	(187,673)
Net income/(loss)	9,023	9,716	(99,319)	(153,461)
Basic earnings/(loss) per common share	0.32	0.35	(3.61)	(5.57)
Diluted earnings/(loss) per common share	0.32	0.35	(3.61)	(5.57)

During the second and fourth quarters of 2018, the Company recorded goodwill, intangible assets, and other long-lived asset impairments totaling $136.9 million and $67.1 million, respectively. In addition, during the third quarter of 2018, the Company recorded restructuring charges totaling $18.1 million related to its corporate restructuring plan. During the third and fourth quarters of 2017, the Company recorded goodwill, intangible assets, and other long-lived asset impairments totaling $105.7 million and $194.6 million, respectively.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FTD COMPANIES, INC.
(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Charged to Other Accounts	Write-offs	Balance at End of Period
Allowance for doubtful accounts and sales allowances:
Year Ended December 31, 2018	$4,957	$2,636	$30	$(556)	$7,067
Year Ended December 31, 2017	$4,962	$2,084	$513	$(2,602)	$4,957
Year Ended December 31, 2016	$4,802	$3,386	$744	$(3,970)	$4,962

	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision(1)	Charged to Other Accounts(2)	Balance at End of Period
Valuation allowances for deferred tax assets:
Year Ended December 31, 2018	$416	$5,149	$—	$5,565
Year Ended December 31, 2017	$—	$—	$416	$416
Year Ended December 31, 2016	$—	$—	$—	$—

(1) Relates to the Company’s assessment of the recoverability of its deferred tax assets.
(2) The valuation allowance at December 31, 2017 related to deferred tax assets of a business acquired in December 2017.