Form 10-K/A
period 2018-12-31
FTD Companies, Inc.
filed 2019-04-30
CIK 1575360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On March 18, 2019, FTD Companies, Inc. (the “Company,” “FTD,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14, of the 2018 Form 10-K to include information previously omitted from the 2018 Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year. The Company does not anticipate that it will file a definitive proxy statement that involves the election of directors by April 30, 2019 (i.e., within 120 days after the end of the Company’s 2018 fiscal year). Accordingly, Part III of the 2018 Form 10-K is hereby amended and restated to add the information set forth below.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV. The certifications are filed with this Amendment as Exhibits 31.1 and 31.2. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosures with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. This Amendment does not include the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 because no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not reflect events occurring after the filing of the 2018 Form 10-K. No attempt has been made in this Amendment to modify or update in any way other disclosures presented in the 2018 Form 10-K, and we have not updated the disclosures contained herein to reflect any events which occurred subsequent to the filing of the 2018 Form 10-K or to modify the disclosures contained in the 2018 Form 10-K other than to reflect the changes described above.

This Amendment should be read in conjunction with the 2018 Form 10-K and with our filings with the SEC subsequent to the filing of the 2018 Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The information provided below is biographical information about each of our directors, including other public company board memberships. Age and other information is as of April 24, 2019.

Name	Age	Director Since	Position(s)
Mir Aamir	46	2018	Director
James T. Armstrong	53	2013	Director; Nominating and Corporate Governance Committee Chairman; Member of the Audit Committee
Tracey L. Belcourt	52	2014	Director; Member of the Nominating and Corporate Governance Committee
Robert Berglass*	81	2013	Board of Directors Chairman; Compensation Committee Chairman; Member of the Audit Committee
Candace H. Duncan	65	2014	Director; Member of the Audit Committee
Sue Ann R. Hamilton*	58	2014	Director; Member of the Nominating and Corporate Governance Committee
Joseph W. Harch	65	2013	Director; Audit Committee Chairman; Member of the Compensation Committee
Robin S. Hickenlooper	40	2014	Director; Member of the Compensation Committee
Scott D. Levin*	57	2018	Director; President, Chief Executive Officer and Secretary
Christopher W. Shean*	53	2014	Director

*This director will be up for election at our next annual meeting.

Mir Aamir has served as one of our directors since June 2018. Mr. Aamir is President and Chief Executive Officer of Quotient Technology Inc., which provides a digital marketing platform to deliver personalized and targeted promotions and media to consumers, and a member of the company’s board of directors. He joined Quotient in 2013 and helped lead their successful initial public offering in March 2014. Mr. Aamir assumed the Chief Executive Officer role in 2017 after previously serving as President, Chief Operating Officer and Chief Financial Officer. From 2005 to 2013, Mr. Aamir worked for Safeway Inc. where he served as President, Customer Loyalty and Digital Technology from 2011 to 2013. He also served as a Senior Vice President, Marketing Strategy & FP&A from 2007 to 2011 and as Group Vice President, FP&A from 2005 to 2007. Prior to joining Safeway Inc., Mr. Aamir served as an Officer and Vice President at A.T. Kearney, Inc. Mr. Aamir received his B.B.A./M.B.A. in finance from the University of Karachi, Pakistan and his M.B.A. from the University of Chicago. Mr. Aamir brings to the Board of Directors over 20 years of strategy, operational and finance experience, primarily in the retail and consumer packaged goods industries. He also brings digital and mobile marketing experience, having helped found Safeway’s industry-leading digital and mobile platform for loyalty and targeted marketing.

James T. Armstrong has served as one of our directors since November 2013. Mr. Armstrong also served as a director of United Online, Inc. (“United Online”) from September 2001 to June 2016 and was a director of NetZero, Inc. (“NetZero”) from 1998 to September 2001. Mr. Armstrong has been a Managing Director of March Capital Partners since June 2014 and a Managing Director with Clearstone Venture Partners (formerly idealab! Capital Partners), an incubator and financier of early stage startup companies, since August 1998. From May 1995 to August 1998, Mr. Armstrong was an associate with Austin Ventures. From September 1989 to March 1992, Mr. Armstrong was a senior auditor with Ernst & Young. Mr. Armstrong serves on the board of directors of several private companies. Mr. Armstrong received his B.A. in economics from the University of California at Los Angeles and his M.B.A. from the University of Texas. Serving as a Managing Director of a venture capital fund focused on growing technology companies in a variety of markets, Mr. Armstrong brings to our Board of Directors well-developed business and financial acumen critical to our Company.

In addition, having served as a director of United Online when we were a wholly-owned subsidiary of United Online, Mr. Armstrong possesses a breadth of knowledge regarding our business.

Tracey L. Belcourt has served as one of our directors since February 2014. Ms. Belcourt has served as Senior Vice President of Global Growth and Development at Fortune Brands Home & Security, Inc. since December 2016, where she leads Strategy, Corporate Development and Consumer Insights. Before Fortune Brands, Ms. Belcourt served four years as the Executive Vice President of Strategy for Mondelēz International, Inc. (“Mondelēz”) where she led a group of individuals in executing the company’s strategy function and mergers and acquisition activities. She was also responsible for developing and implementing Mondelēz’s growth strategy. Before joining Mondelēz in 2012, Ms. Belcourt worked at Bain & Co. (“Bain”) in Toronto, where she was a partner for 13 years. At Bain, Ms. Belcourt specialized in the design and implementation of growth strategies to improve business performance across a variety of consumer industries. Prior to Bain, Ms. Belcourt was an economic consultant to the U.S. Agency for International Development in Africa. Ms. Belcourt began her career in academia serving as an Assistant Professor of economics at Concordia University in Montreal for five years and at the University of Bonn in Germany. Ms. Belcourt holds both a Ph.D and a Master’s in economics from Queen’s University in Canada and a Bachelor’s degree in mathematics and economics from the University of Alberta. Through her extensive management and consulting roles, Ms. Belcourt brings to our Board of Directors significant leadership, oversight and operational management skills, as well as experience in strategy consulting and implementation. In addition, Ms. Belcourt has a deep knowledge of consumer industries and has significant international work experience.

Robert Berglass has served as the non-executive Chairman of our Board of Directors since November 2013. Mr. Berglass also served as a director of United Online from September 2001 to June 2016 and was a member of the board of directors of Classmates Media Corporation, a wholly-owned subsidiary of United Online, from September 2007 to January 2010. Mr. Berglass was a director of NetZero from November 2000 to September 2001. Mr. Berglass was United Online’s Lead Independent Director from February 2006 to November 2013. From February 2002 to August 2013, Mr. Berglass was a consultant to and served as the Chairman of DAVEXLABS LLC, an independent hair care company dedicated to salon professionals. From 1998 to April 2001, Mr. Berglass was the Chairman, Chief Executive Officer and President of Schwarzkopf & DEP, Inc. (formerly DEP Corporation), a division of Henkel KGAA. Mr. Berglass held those positions following Henkel KGAA’s acquisition of DEP Corporation in 1998. From 1969 to 1998, Mr. Berglass was the Chairman, Chief Executive Officer and President of DEP Corporation. Before joining DEP Corporation, Mr. Berglass held various positions at Faberge, Inc., including Corporate Executive Vice President. Having served as Chairman, Chief Executive Officer and President of a large, global personal care products company with some of the world’s most recognized brands, Mr. Berglass is able to present valuable insight into organizational and operational management issues crucial to a public company, as well as valuable insight on various aspects of consumer marketing. In addition, having served as a director of United Online when we were a wholly-owned subsidiary of United Online, Mr. Berglass possesses a breadth of knowledge regarding our business.

Candace H. Duncan has served as one of our directors since December 2014 in connection with the closing of the Company’s acquisition of Provide Commerce, Inc. in 2014 (the “Acquisition”). Ms. Duncan retired from KPMG LLP in November 2013, where she was Managing Partner of the Washington, D.C. metropolitan area since 2009. Ms. Duncan also was on the KPMG LLP board of directors from 2009 to 2013 and served as Chairwoman of that board’s Nominating Committee as well as the Partnership and Employer of Choice Committee. Prior to her appointment to the KPMG LLP board of directors, Ms. Duncan served in various roles at the firm, including Managing Partner for Audit for the Mid-Atlantic area and Audit Partner in Charge for the Virginia business unit. Ms. Duncan was admitted to the KPMG LLP partnership in 1987 and had more than 35 years of experience as a professional with the firm. Ms. Duncan currently serves on the board of directors of Discover Financial Services and Teleflex Incorporated, where she also serves as a member of their respective audit committees. Ms. Duncan received a B.S. in accounting from Kansas State University. Ms. Duncan’s extensive experience in public company accounting, financial statements and corporate finance provides her with significant skills and knowledge to serve on our Board of Directors. Ms. Duncan is a designee of Qurate Retail, Inc. (“Qurate”), formerly known as Liberty Interactive Corporation (“Liberty”), and was appointed pursuant to the terms of the investor rights agreement entered into by FTD and Liberty concurrent with the closing of the Acquisition (the “Investor Rights Agreement”), as described below under “Item 13—Certain Relationships and Related Transactions, and Director Independence—Related-Party Transactions—Qurate Investor Rights Agreement.”

Sue Ann R. Hamilton has served as one of our directors since December 2014 in connection with the closing of the Acquisition. As Principal of the consultancy Hamilton Media LLC, Ms. Hamilton advises and represents major media and technology companies. In this role, Ms. Hamilton serves as Executive Vice President—Distribution and Business

Development for AXS TV LLC, a partnership between founder Mark Cuban, AEG, Ryan Seacrest Media, Creative Artists Agency (CAA) and CBS, and she represents The Mark Cuban Companies/Radical Ventures as board observer for Philo, Inc., a privately held technology company. Ms. Hamilton also serves as Executive Vice President—Distribution and Business Development for HDNet LLC. Effective March 9, 2018, Ms. Hamilton was appointed to the board of a newly formed public company, GCI Liberty, Inc., in which Qurate had a controlling interest until March 2018. Prior to launching Hamilton Media, from 2003 until 2007, Ms. Hamilton served as Executive Vice President—Programming and Senior Vice President—Programming for Charter Communications, Inc. (“Charter”), a cable and internet service provider. Before her work at Charter, Ms. Hamilton held numerous management positions at AT&T Broadband, L.L.C. and its predecessor, Tele-Communications, Inc. dating back to 1993. Prior to her career in technology, media, and telecommunications, Ms. Hamilton was a partner at Chicago-based law firm Kirkland & Ellis, specializing in complex commercial transactions. Ms. Hamilton received her J.D. degree from Stanford Law School, where she was Associate Managing Editor of the Stanford Law Review and Editor of the Stanford Journal of International Law. She is a magna cum laude graduate of Carleton College in Northfield, Minnesota. As a result of her extensive management experience, Ms. Hamilton brings to our Board of Directors significant leadership, oversight and consulting skills, as well as experience in the media, technology and legal fields. Ms. Hamilton is a Qurate designee and was appointed pursuant to the terms of the Investor Rights Agreement.

Joseph W. Harch has served as one of our directors since November 2013. Mr. Harch has been the Managing Member of Harch Capital Management, LLC, a Registered Investment Advisor, since June 2011. Harch Capital Management, LLC is the successor-in-interest to Harch Investment Advisors Inc., which Mr. Harch founded in 1991. From 1991 until May 2011, Mr. Harch has held various leadership positions with Harch Capital Management, LLC and its predecessor organizations. From 1990 to 1991, Mr. Harch was a senior investment banker employed by Donaldson, Lufkin & Jenrette, Inc. From 1988 to 1990, Mr. Harch served as the national High Yield and Corporate Syndicate Manager for Drexel Burnham Lambert, Inc., where he also served as a Managing Director in the Corporate Finance Department from 1984 to 1988. Mr. Harch was a First Vice President in the Corporate Finance Department of Prudential Bache Securities from 1982 to 1984 and a First Vice President in the Corporate Finance Department of Batemen Eichler, Hill Richards from 1979 to 1982. From 1975 to 1979, Mr. Harch was a Certified Public Accountant with Arthur Young & Company. Mr. Harch brings to our Board of Directors experience conducting audits for public companies, preparing audited financial statements, working with ratings agencies and serving as an investment banker to public companies. Mr. Harch also has significant experience advising corporate issuers in capital markets and merger and acquisition transactions.

Robin S. Hickenlooper has served as one of our directors since December 2014 in connection with the closing of the Acquisition. Ms. Hickenlooper has been Senior Vice President, Corporate Development of Qurate since January 2017. Ms. Hickenlooper served as Vice President, Corporate Development of Qurate from January 2013 to December 2016. Ms. Hickenlooper served as Director, Corporate Development of Qurate from January 2010 to December 2012, and as Manager, Corporate Development from July 2008 to December 2010. Ms. Hickenlooper also serves as the Senior Vice President, Corporate Development of Liberty Media Corporation. Prior to joining Qurate, Ms. Hickenlooper worked in the Strategic Planning and Business Development group at Del Monte Foods and in investment banking at Thomas Weisel Partners. Ms. Hickenlooper currently serves on the board of directors of Chipotle Grill, Inc. and served as a director of Sirius XM Radio Inc. from January 18, 2013 to September 9, 2013. Ms. Hickenlooper has an M.B.A. from Kellogg School of Management and a Bachelor’s degree in public policy from Duke University. Ms. Hickenlooper brings to our Board of Directors significant corporate development and financial experience. Ms. Hickenlooper is a Qurate designee and was appointed pursuant to the terms of the Investor Rights Agreement.

Scott D. Levin has been our President and Chief Executive Officer since November 2018 and Secretary since November 2013, and has served as one of our directors since December 2018. Mr. Levin was our Interim President and Chief Executive Officer from July 2018 to November 2018. Previously, Mr. Levin served as our Executive Vice President and General Counsel from September 2013 until November 2018. In addition, Mr. Levin was a member of the Office of the CEO from November 2016 to March 2017. Mr. Levin was the Chief Legal Officer and Secretary of Coskata, Inc., a renewable fuels and chemicals production company, from 2012 to September 2013. From 2007 to 2012, Mr. Levin was Senior Vice President, General Counsel and Secretary for Morton’s Restaurant Group, Inc., which was a publicly held restaurant holding company during that time. Prior to that, Mr. Levin held General Counsel positions at Torex Retail Americas (a global technology solutions provider) and OurHouse, Inc. (the home improvement e-commerce business for Ace Hardware Corporation). From 1996 to 1999, Mr. Levin served as Vice President and General Counsel of FTD, Inc. Mr. Levin also worked at Schulte Roth & Zabel LLP in New York City where he practiced in the mergers and acquisitions, securities and finance areas. Mr. Levin earned a J.D. from The National Law Center at George Washington

University and a Bachelor’s degree from Boston College. Mr. Levin brings to our Board of Directors more than five years of experience at the Company serving as the President, Chief Executive Officer and Secretary and in other senior executive positions, including General Counsel. He has a unique, in-depth knowledge of the Company’s history, including his deep understanding of the Company’s operations and strategy and the consumer products industry as a whole.

Christopher W. Shean has served as one of our directors since December 2014 in connection with the closing of the Acquisition. Mr. Shean was our Interim President and Chief Executive Officer from November 2016 to February 2017. Mr. Shean has also served as the Chief Executive Officer of Liberty Expedia Holdings, Inc. since November 2016. Mr. Shean was the Chief Financial Officer of Qurate until October 2016 and currently serves as its Senior Advisor. Prior to being named Qurate’s Chief Financial Officer in November 2011, Mr. Shean served as Qurate’s Controller for eleven years. Mr. Shean also served as the Chief Financial Officer of Liberty Media Corporation until October 2016 and currently serves as its Senior Advisor. Prior to joining Qurate, Mr. Shean was an audit partner with KPMG focusing mainly on clients operating in the media and entertainment industry. Mr. Shean serves on the board of directors of Expedia, Inc. and Liberty Expedia Holdings, Inc. From February 2013 to December 2015, Mr. Shean served on the board of directors of TripAdvisor, Inc. Mr. Shean also serves on the advisory committee for the Pamplin School of Business at Virginia Tech. Mr. Shean received a B.S. degree in accounting from Virginia Tech in 1987. Mr. Shean brings to our Board of Directors valuable business, financial and risk management advice and possesses a high level of financial literacy and expertise regarding mergers, acquisitions, investments and other strategic transactions. Mr. Shean is a Qurate designee and was appointed pursuant to the terms of the Investor Rights Agreement.

EXECUTIVE OFFICERS

The following table sets forth certain information regarding all our executive officers as of April 24, 2019:

Name	Age	Title
Scott D. Levin	57	Director, President, Chief Executive Officer and Secretary
Steven D. Barnhart	57	Executive Vice President and Chief Financial Officer
Rhys J. Hughes	49	President, Interflora British Unit
Tom D. Moeller	55	Executive Vice President, Florist Division
Joseph R. Topper, Jr.	58	Executive Vice President and Chief Digital Officer

The following is a brief description of the capacities in which each of the executive officers has served during the past five or more years. The biography for Mr. Levin appears under the subheading “—Directors” above.

Steven D. Barnhart was appointed Executive Vice President and Chief Financial Officer in January 2018. Most recently, Mr. Barnhart served as Senior Vice President and Chief Financial Officer of Bankrate, Inc., a leading publicly traded internet publisher, aggregator and distributor of personal finance content, from September 2014 until the sale of the company in November 2017. From August 2012 to June 2014, Mr. Barnhart served as Senior Vice President and Chief Financial Officer for Sears Hometown and Outlet Stores, a leading appliance retailer. From 2010 to 2012, he served as Senior Vice President and Chief Financial Officer for Bally Total Fitness, which was a leading operator of fitness centers across the United States. From 2003 to 2009, Mr. Barnhart served in several roles with Orbitz Worldwide, an online travel company, including President and Chief Executive Officer (from 2007 to 2009), board member, Chief Financial Officer and Vice President of Planning. Prior to joining Orbitz Worldwide, Mr. Barnhart spent over 13 years working in a variety of finance and strategy roles at PepsiCo. Mr. Barnhart holds an M.B.A. in International Business and Finance from the University of Chicago and a B.A. in Economics from the University of Chicago.

Rhys J. Hughes is the head of our International Division and was appointed President of Interflora British Unit (“Interflora”) in May 2008, having previously spent two years as its Chief Operating Officer. Mr. Hughes was also appointed head of Global Floral Strategy for the Company in October 2016. Prior to joining Interflora in 2001 as Finance Director, Mr. Hughes held senior financial roles with Boots Opticians and Vision Express. Mr. Hughes is a Chartered Accountant, having qualified with KPMG in Nottingham, where he spent most of his time in audit services. Mr. Hughes received a First Class Honours degree in industrial economics from Nottingham University.

Tom D. Moeller is the head of our Florist Division and has been with the Company since April 2010. Mr. Moeller joined FTD as Executive Vice President, Florists’ Transworld Delivery, Inc. from the William Wrigley Jr. Company (“Wrigley”), where he served as Global Chief Customer Officer since 2007 and as Vice President, U.S. Customer Sales and Support from 2001 to 2007. Prior to Wrigley, Mr. Moeller served as General Manager at Schering-Plough HealthCare

(“Schering-Plough”), responsible for their Wal-Mart and Alternative Trade Channel businesses. Before joining Schering-Plough, Mr. Moeller spent 12 years at Nabisco, Inc. in various sales and customer marketing roles. Mr. Moeller has over 25 years of experience in consumer packaged goods. He is a graduate of Wartburg College and continued his executive education at Northwestern University and Cornell University.

Joseph R. Topper, Jr. was promoted to Executive Vice President and Chief Digital Officer in July 2018. Mr. Topper joined the Company as Executive Vice President, Chief Information Officer in October 2016. Previously, he served as the Chief Information Officer, Chief Technology Officer and Customer Services for VitaCost.com, a subsidiary of the Kroger Company. Under Mr. Topper’s leadership, Vitacost.com was the top e-retailer among websites selling health and beauty products in 2013, and earned the second place spot in customer satisfaction—second only to Amazon.com—according to the ForeSee Experience Index. Prior to Vitacost.com, Mr. Topper served as SVP, Customer Success and Chief Information Officer for Rosetta Stone, Inc. During his tenure, the company earned back-to-back Stevie Awards in 2011 and 2012 for innovation in customer service. Earlier in his career, Mr. Topper held various progressive leadership roles in technology and operations, and was a Commissioned Officer in the U.S. Coast Guard. He earned a B.S. in Mathematics from the U.S. Coast Guard Academy and his M.S. in Telecommunications and Information Management from the Polytechnic Institute of New York University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires that our executive officers, our directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the SEC. Executive officers, directors and greater than 10% beneficial owners are required to furnish us with copies of all of the forms that they file.

Based solely on our review of these reports or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2018, our executive officers, directors, greater than 10% beneficial owners and other persons subject to Section 16(a) of the Exchange Act filed on a timely basis all reports required of them under Section 16(a).

CODE OF ETHICS

Our Code of Ethics applies to all of our outside directors, officers and employees, including, but not limited to, our Chief Executive Officer and Chief Financial Officer. The Code of Ethics constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act and is our “code of conduct” within the meaning of the listing standards applicable to companies listed on the NASDAQ Global Select Market (“NASDAQ”).

Our Code of Ethics is available on our corporate website (www.ftdcompanies.com) under “Investor Relations.”

DIRECTOR NOMINATIONS PROCESS

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since the last time such procedures were disclosed.

INFORMATION ABOUT OUR AUDIT COMMITTEE

The Board of Directors has a separately designated standing Audit Committee. The Audit Committee consists of Messrs. Armstrong, Berglass and Harch and Ms. Duncan. Our Board of Directors has determined that all members of the Audit Committee are independent directors as defined in Rule 5605(a)(2) of the NASDAQ Marketplace Rules and also satisfy the additional criteria for independence for Audit Committee members set forth in Rule 10A-3(b)(1) under the Exchange Act. Each of Mr. Harch, who serves as Chairman of the Audit Committee, Mr. Armstrong and Ms. Duncan qualifies as an “audit committee financial expert” as that term is defined under applicable SEC rules.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This Compensation Discussion and Analysis (“CD&A”) section discusses the principles underlying our policies and decisions with respect to the compensation of our executive officers and the most important factors relevant to an analysis of these policies and decisions. This section also describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers for 2018. In addition, this section provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and is intended to place in perspective the data presented in the tables and narrative that follow.

2018 Named Executive Officers

The individuals in the table below were our named executive officers for 2018. In this CD&A, we refer to Messrs. Levin, Barnhart, Hughes, Moeller and Topper as our “Continuing NEOs.”

Name	Title
Scott D. Levin(1)	President, Chief Executive Officer and Secretary
John C. Walden(2)	Former President and Chief Executive Officer
Steven D. Barnhart(3)	Executive Vice President and Chief Financial Officer
Brian S. Cooper(4)	Former Interim Chief Financial Officer
Rhys J. Hughes	President, Interflora British Unit
Tom D. Moeller	Executive Vice President, Florist Division
Joseph R. Topper, Jr.	Executive Vice President and Chief Digital Officer
Simha Kumar(5)	Former Executive Vice President and Chief Operating Officer
Jeffrey D. T. Severts(6)	Former Executive Vice President and Chief Marketing Officer

(1)                                 Mr. Levin was appointed the Company’s President and Chief Executive Officer on November 2, 2018 after serving as Interim President and Chief Executive Officer since July 2018. Mr. Levin also serves as the principal executive officer and has served as the Company’s Secretary since his appointment on November 1, 2013.

(2)                                 Mr. Walden stepped down from his positions as the Company’s President and Chief Executive Officer effective July 18, 2018.

(3)                                 Mr. Barnhart joined the Company as Executive Vice President and Chief Financial Officer effective January 8, 2018.

(4)                                 Mr. Cooper, of Randstad North America, Inc. (d/b/a Tatum) (“Tatum”), an executive consulting services firm, served in an interim role as the Company’s Chief Financial Officer, principal financial officer and principal accounting officer from September 5, 2017 until January 8, 2018.

(5)                                 Effective July 18, 2018, Mr. Kumar was no longer employed by the Company.

(6)                                 Effective August 30, 2018, Mr. Severts was no longer employed by the Company.

Recent Highlights

We have been undergoing a multi-year strategic business transformation in an effort to rebuild our winning customer brands, recreate a network of strong florist partners, gain supply chain efficiencies and extend our business in complementary non-floral categories. In July 2018 we announced that our Board of Directors initiated a review of strategic alternatives focused on maximizing stockholder value. We also announced a corporate restructuring and cost savings plan, under which we have identified opportunities to optimize our operations, drive efficiency and reduce costs. Our 2018 compensation program described below generally reflects the different compensation arrangements approved in order to rebuild the Company’s leadership and its business in connection with our strategic business transformation plan.

Many of our 2018 compensation decisions were driven by our need to attract new executive leadership and retain select key personnel in the context of our overall strategic transformation plan and therefore varied from the compensation cycle we have used in previous years. In 2018, as in years past, awards in the annual cycle and to retain executives consisted of time-vested options and restricted stock units (“RSUs”). Additionally, in 2018, the Company began granting performance-based equity awards, specifically performance-based restricted stock units (“PSUs”), which vest, if at all, based on achieving revenue and Adjusted EBITDA (as defined below) goals over a three-year period.

Chief Executive Officer Transition

On July 18, 2018, Mr. Levin was appointed as Interim President and Chief Executive Officer. On November 2, 2018, Mr. Levin was appointed as the Company’s President and Chief Executive Officer and on December 7, 2018, Mr. Levin was appointed to our Board of Directors. Mr. Levin also serves as the Company’s Secretary. Mr. Levin succeeded Mr. Walden, who had served as President and Chief Executive Officer since March 1, 2017. Mr. Walden succeeded Mr. Shean, a member of our Board of Directors, who had served as our Interim President and Chief Executive Officer since November 3, 2016. For more information about Mr. Levin’s compensation arrangements, see “Executive Compensation and Other Information—Employment Agreements and Potential Payments Upon Termination or Change in Control—Employment Agreements” below.

In accordance with his employment agreement, Mr. Walden was entitled to certain severance benefits in connection with his departure from the Company, including (i) a cash severance payment equal to the sum of (A) two times his then-current annual salary and (B) two times his target bonus for 2018, (ii) a cash payment in lieu of certain service-based RSUs, (iii) reimbursement for 12 months of COBRA coverage for Mr. Walden, his spouse and his dependents, and (iv) accelerated vesting of certain of his outstanding equity awards, subject in each case to his compliance with certain covenants in the employment agreement. For more information about Mr. Walden’s severance benefits, see “Executive Compensation and Other Information—Summary Compensation Table” below.

Chief Financial Officer Transition

On January 4, 2018, we announced the appointment of Mr. Barnhart as Executive Vice President and Chief Financial Officer, effective January 8, 2018. Mr. Barnhart is our principal financial officer and principal accounting officer. In connection with Mr. Barnhart’s appointment as our Executive Vice President and Chief Financial Officer, Mr. Cooper stepped down from the position of Interim Chief Financial Officer, effective January 8, 2018. Mr. Cooper did not receive any separation payments in connection with his departure from the Company. Mr. Cooper had served in this interim role since September 5, 2017, during which time a search for a permanent Chief Financial Officer was ongoing. While holding this position, Mr. Cooper did not participate in any Company employee benefit plans or receive any salary, bonus, equity awards or other compensation or benefits directly from the Company in connection with his service as Interim Chief Financial Officer.

Compensation Practices and Governance Highlights

Pay for Performance	We work to link the compensation of our named executive officers to the success of our business objectives.
Stockholder Alignment

We align the interests of our named executive officers with those of our stockholders through the use of long-term equity incentives, including performance-based equity awards granted initially in January 2018 tied to multi-year revenue and Adjusted EBITDA goals.

Compensation Governance	We have 100% independent directors on the Compensation Committee.
The Compensation Committee meets regularly in executive session without management present.
Our independent compensation consultant, FW Cook, reports directly to the Compensation Committee.
Change in Control Provisions	We provide “double-trigger” change in control benefits.

We do not allow tax gross-ups on severance or change in control benefits.
Post-termination/Retirement Benefits	We do not provide post-termination retirement or pension benefits.
Hedging, Pledging and Margin Loans

We prohibit holding shares of our common stock in a margin account or otherwise pledging shares of our common stock as collateral for a loan unless that individual can clearly demonstrate the financial capacity to repay the loan without resorting to the pledged securities.

We prohibit entering into hedging, monetization or similar transactions involving our common stock that are intended to realize the value of, or limit the risks and rewards of owning, our common stock, unless the individual receives pre-clearance from our General Counsel.

Stock Ownership Guidelines	We maintain non-employee director stock ownership guidelines to promote executive stock ownership.

Compensation Philosophy and Objectives

The primary objectives of the Compensation Committee with respect to executive compensation are to:

•                  attract, retain and motivate experienced and talented executives;

•                  ensure executive compensation is aligned with our corporate strategies, programs and business goals;

•                  recognize the individual contributions of executives, but foster a shared commitment among executives by aligning their individual goals with our corporate goals;

•                  promote the achievement of key strategic and operational performance measures by linking compensation to the achievement of measurable corporate and departmental performance goals; and

•                  align the interests of our executives with our stockholders by rewarding performance that leads to the creation of stockholder value.

To achieve these objectives, the Compensation Committee evaluates our executive compensation program with the goal of setting compensation at levels that are justifiable based on each executive’s level of experience, performance and responsibility and that the Compensation Committee believes are broadly competitive with those of other internet and catalog retail and specialty retail companies that compete with us for executive talent. In addition, our executive compensation program ties a portion of each executive’s overall compensation to the achievement of key corporate and individual goals. In 2018, we provided a portion of our executive compensation in the form of (1) time/service based awards, specifically RSUs and/or stock options that vest over time, which we believe helps to retain our executives and aligns their interests with those of our stockholders by allowing them to participate in our longer term success as reflected in the appreciation of our stock price, and (2) PSUs that vest over a three-year period based on the achievement of revenue and Adjusted EBITDA targets, which we believe align our executives’ interests with those of our stockholders by tying vesting to performance under our multi-year strategic transformation plan.

We review peer group data from time to time and do not benchmark our executive compensation to target total direct compensation at a specific level relative to our comparative group of peer companies. For 2018, the named executive officers had target and actual total direct compensation, which includes base salary, cash bonus incentive, and the grant date fair value of equity awards made in 2018, that was generally consistent with or below the median of our compensation peer group, with a below-median salary and bonus opportunity.

Compensation Setting Practice

The Compensation Committee consists of three directors, Messrs. Berglass and Harch and Ms. Hickenlooper, each of whom is an independent director as defined in Rule 5605(a)(2) of the NASDAQ Marketplace Rules. The

Compensation Committee administers our executive compensation programs and is responsible for reviewing the compensation of our executive officers and determining the nature and amount of the various components of such compensation, including adjustments to annual base salary and the establishment of the applicable performance goals under our annual management incentive bonus plan and the specific bonus amount for each potential level of goal attainment. The Compensation Committee also administers our equity incentive plan and has the exclusive authority to make awards under such plan to our executive officers and determine the appropriate mix of equity awards, including the establishment of performance goals applicable to PSUs granted under the equity incentive plan. The Compensation Committee also approves all employment agreements, severance or termination arrangements, and other compensatory contracts or arrangements made with our executive officers. The Compensation Committee will also perform other functions or duties as may be assigned to it under the terms of any executive compensation or equity-based benefit plan or as otherwise deemed appropriate by our Board of Directors. The Compensation Committee held five meetings during 2018. The Compensation Committee operates under a written charter adopted by our Board of Directors, which is reviewed annually and revised as appropriate.

The Compensation Committee makes all decisions regarding the cash and equity compensation of our Chief Executive Officer, although the Compensation Committee may, in its discretion, request the concurrence or approval of such decisions by a majority of the independent members of our Board of Directors. With respect to all other executive officers, the Compensation Committee determines their compensation, taking into account the recommendations of our Chief Executive Officer, who annually reviews the performance of the other executive officers and then presents to the Compensation Committee the conclusions reached and his recommendations for their compensation based on those reviews. The Compensation Committee can, and often does, exercise its discretion in determining whether to approve or modify any recommended compensation adjustments or equity awards. Decisions regarding any other forms of compensation provided to our executive officers that are not provided to all senior level employees (for example, any executive level health and welfare benefits, deferral plans and perquisites) are made by the Compensation Committee after taking into consideration the recommendations made by our Chief Executive Officer. The Compensation Committee reviews peer data from time to time, but does not target any specific percentile.

The Compensation Committee has the authority to retain the services of an independent compensation consulting firm in connection with its responsibilities in setting the compensation for our executive officers. Pursuant to that authority, the Compensation Committee has engaged FW Cook, a nationally recognized, independent compensation consulting firm, to review the executive compensation programs and individual compensation arrangements for our executive officers. All executive compensation services provided by the independent consultant are conducted under the direction or authority of the Compensation Committee. During 2018, FW Cook served solely as a consultant to the Compensation Committee and did not provide any services to management. Based on the six factors for assessing independence and identifying potential conflicts of interest that are set forth in Rule 10C-1(b)(4) of the Exchange Act, and such other factors as were deemed relevant under the circumstances, the Compensation Committee determined that its relationship with FW Cook, and the work of FW Cook on behalf of the Compensation Committee, did not raise any conflict of interest.

FW Cook provides the Compensation Committee with relevant market data and alternatives to consider when making compensation decisions regarding our executive officers and considering the recommendations of our Chief Executive Officer regarding the compensation of other executive officers. In designing our executive compensation program, our Compensation Committee periodically considers publicly available compensation data for a group of peer companies to help guide its executive compensation decisions at the time of hiring and for subsequent adjustments in compensation. Although the Compensation Committee considers FW Cook’s advice and recommendations about our executive compensation program, the Compensation Committee ultimately makes its own decisions about executive compensation matters.

In 2016, FW Cook provided our Compensation Committee with updated comparative peer group data showing where our total compensation and each element of our compensation ranked among a group of 19 publicly-traded U.S.-based internet and catalog retail and specialty retail companies. The peer group companies included were 1-800-FLOWERS.COM, American Eagle Outfitters, Blue Nile, Cabela’s, Caleres, Groupon, Grubhub, HSN, Lands’ End, Libbey, Monster Worldwide, Overstock.com, Pier 1 Imports, Restoration Hardware, Shutterfly, Tiffany & Co., Vitamin Shoppe, WebMD and Williams-Sonoma. The 2016 peer group companies reflected the removal of three previous peer companies due to acquisition (Ann Taylor, Conversant and Orbitz) and the addition of three new peer companies with similar revenues and/or market capitalizations (Blue Nile, Grubhub and Lands’ End). Our peer group is subject to change.

While we expect that our Compensation Committee will continue to periodically review and update the list, the 2016 study was not updated for purposes of our 2018 compensation decisions.

The peer group was chosen to reflect a cross-section of similar retail and internet retail companies with revenue size between about 0.2x and 5x our size. This reflects the Company’s executive labor market, and companies that might attract similar investors.

Compensation Elements

The primary elements of our executive compensation program are:

•                  base salary;

•                  annual management incentive bonuses;

•                  equity incentive awards, both short-term and long-term;

•                  benefits and other compensation; and

•                  severance and change in control benefits.

We do not have a formal or informal policy for allocating between long-term and short-term compensation, between cash and non-cash compensation or among different forms of non-cash compensation. Instead, our Compensation Committee, after periodically reviewing information provided by our compensation consultant and other relevant data, determines subjectively what it believes to be the appropriate level and mix of the various compensation components. We generally strive to provide our named executive officers with a balance of short-term and long-term incentives to encourage consistently strong performance. Ultimately, the objective in allocating between long-term and currently paid compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for FTD and our stockholders. Therefore, we provide cash compensation in the form of base salary to meet competitive salary norms and reward good performance on an annual basis and in the form of bonus compensation to incent and reward superior performance based on specific annual and longer-term goals. To further focus our executives on longer-term performance and the creation of stockholder value, we make equity-based awards that vest over a meaningful period of time. Beginning in 2018, we granted certain performance-based awards, specifically PSUs, that vest, if at all, based on the achievement of revenue and Adjusted EBITDA goals over a three-year period. In addition, we provide our executives with benefits that are generally available to our salaried employees and severance benefits to incentivize them to continue to strive to achieve stockholder value in connection with change in control situations.

Base Salary

We use base salaries to recognize the experience, skills, knowledge and responsibilities of our employees, including our executive officers. Base salaries for our named executive officers typically are established through arm’s length negotiation at the time the executive is hired, taking into account the position for which the executive is being considered and the executive’s qualifications, prior experience and prior salary. None of our executive officers is currently party to an employment agreement that provides for automatic or scheduled increases in base salary. However, on an annual basis, our Compensation Committee reviews and evaluates, with input from our President and Chief Executive Officer, the need for adjustment of the base salaries of our executives based on changes and expected changes in the scope of an executive’s responsibilities, including promotions, the individual contributions made by and performance of the executive during the prior fiscal year, the executive’s performance over a period of years, overall labor market conditions, the relative ease or difficulty of replacing the executive with a well-qualified person, our overall growth and development as a company and general salary trends in our industry and among our peer group and where the executive’s salary falls in the salary range presented by that data. In making decisions regarding salary increases, we may also draw upon the experience of members of our Board of Directors with other companies. No formulaic base salary increases are provided to our named executive officers, and we do not target the base salaries of our named executive officers at a specified compensation level within our peer group or other market benchmark. In mid-2018, in connection with the announcement of the review of strategic alternatives and the corporate restructuring and cost savings plan, the Company entered into retention letter agreements with certain of the named executive officers, among others, which in some cases included a salary increase through July 2019. For more information on the retention letter agreements, see “—2018 Compensation

Actions—Retention Letter Agreements.” Please refer to “Executive Compensation and Other Information—Summary Compensation Table” for a listing of the base salaries of each of our named executive officers for 2018.

Base salaries for our Continuing NEOs for 2018 were generally at or near the median of the peer group data reviewed by the Compensation Committee for all such named executive officers.

Annual Management Incentive Cash Bonuses

We designed our 2018 Management Bonus Plan to emphasize pay-for-performance and to reward our named executive officers for the achievement of specified corporate objectives. For each participant, bonus awards are tied to various corporate performance goals. Those goals are based on company-wide financial metrics, including revenue and Adjusted EBITDA. For certain participants, the performance objectives may include specified Company key operating metrics or individual goals. For additional information about the annual performance-based cash bonus program for 2018, see “—2018 Compensation Actions—2018 Management Bonus Plan” below.

Long-Term Incentive Compensation

Grants of stock-based awards may result in limited rewards if the price of our common stock does not appreciate significantly, but may provide substantial rewards to executives as our stockholders in general benefit from stock price appreciation. Grants of stock-based awards are also intended to align compensation with the price performance of our common stock. Stock-based awards are also a useful vehicle for attracting and retaining executive talent in a competitive market. Our stock-based awards may consist of service-based or performance-based stock options, restricted stock units, restricted stock awards, performance stock units or a combination thereof.

Our Compensation Committee develops its stock-based award determinations based on its judgment as to whether the total compensation packages provided to our executive officers, including prior stock-based awards and the level of vested and unvested stock-based awards then held by each participating officer, are sufficient to retain, motivate, and adequately reward the executive officers. In addition, our Compensation Committee considers the potential dilution associated with the stock-based awards and the cost of awards relative to budget and to market capitalization.

Long-term incentive compensation grants for named executive officers in 2018 included grants of options, RSUs and PSUs. For additional information about these grants, see “—2018 Compensation Actions—2018 Long-Term Equity Awards: RSU, Stock Option and PSU Awards.”

Stock Options

We believe that stock options, when granted with exercise prices equal to the fair market value of our common stock on the date of grant, provide an appropriate long-term incentive for our executive officers because they are rewarded only to the extent that, following the grant date of the options, our stock price grows and our stockholders see the value of their investment also grow.

Restricted Stock Awards and Restricted Stock Units

Restricted stock awards and restricted stock units reflect both increases and decreases in stock prices from the grant-date market prices and thus tie compensation more closely to changes in stockholder value at all levels compared to stock options, whose intrinsic value changes only when the market price of shares is above the exercise price. Restricted stock awards and restricted stock units also have retention value even during periods in which our trading price does not appreciate, which supports continuity in the senior management team. In addition, restricted stock awards and restricted stock units allow our Compensation Committee to deliver equivalent value with use of fewer authorized shares.

Performance Stock Units

A performance stock unit represents either (1) a unit with a dollar value tied to the level at which pre-established corporate performance objectives based on one or more performance goals are attained or (2) a participating interest in a special bonus pool tied to the attainment of pre-established corporate performance objectives based on one or more performance goals. The amount of the bonus pool may vary with the level at which the applicable performance objectives are attained, and the value of each performance unit which becomes due and payable upon the attained level of performance will be determined by dividing the amount of the resulting bonus pool (if any) by the total number of performance units issued and outstanding at the completion of the applicable performance period. Performance stock units which become due and payable following the attainment of the applicable performance objectives and the satisfaction of any applicable service-vesting requirement may be paid in cash or shares of our common stock valued at fair market value on the payment date, or a combination of shares of common stock and cash, as set forth in the applicable award agreement.

Equity Award Mix

Our Compensation Committee may in the future adjust the mix of equity award types or approve different awards as part of the overall long-term incentive award. Awards made in connection with a new, extended, or expanded employment relationship may involve a different mix of service-based and performance-based stock options, RSUs, restricted stock awards, performance stock units or other stock-based awards depending on our Compensation Committee’s assessment of the total compensation package being offered.

Benefits and other compensation

We believe that establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. We maintain broad-based benefits that are provided to all employees, including medical insurance, dental insurance, vision insurance, group life insurance, accidental death and dismemberment insurance, long and short term disability insurance, medical and dependent care flexible spending accounts and matching contributions in our 401(k) plan. All of our executive officers are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees. Under our 401(k) plan, we are permitted to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. Our named executive officers may also participate in the FTD Companies, Inc. 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which provides a means for our employees, and the employees of certain of our subsidiaries, to purchase shares of the Company’s common stock. Consistent with our compensation philosophy, we intend to continue to maintain our current benefits for our named executive officers. The Compensation Committee in its discretion may revise, amend or add to the named executive officer’s benefits and perquisites if it deems it advisable.

Severance and change in control benefits

Pursuant to employment agreements we have entered into with our executive officers, certain of our executive officers are entitled to specified double trigger benefits in the event of the termination of their employment under specified circumstances, including termination following a change in control of FTD. In addition, pursuant to retention letter agreements we have entered into with certain of our executive officers, certain of our executives are entitled to cash awards in the event of certain transaction events (including a change in control) or certain involuntary terminations. Please refer to “Executive Compensation and Other Information—Employment Agreements and Potential Payments Upon Termination or Change in Control” and “—2018 Compensation Actions—Retention Letter Agreements” for a more detailed discussion of these benefits. We have provided estimates of the value of the severance payments and other benefits that would have been made or provided to executive officers under various termination circumstances under the caption “Executive Compensation and Other Information—Employment Agreements and Potential Payments Upon Termination or Change in Control” below.

Relevant Prior-Year Compensation Actions

Advisory Votes Related to Named Executive Officer Compensation

At our annual meeting of stockholders held in June 2016, the compensation of our named executive officers set forth in the proxy statement for that meeting was approved, on an advisory basis, by approximately 84% of the votes cast by our stockholders. At the same meeting, the recommendation of the Board of Directors to hold an advisory vote regarding the compensation of our named executive officers every three years received the support of a majority of the votes cast by our stockholders. Taking into consideration that support, the Board of Directors determined to hold future stockholder advisory votes regarding the compensation of our named executive officers every three years until the next required vote regarding that frequency in 2022. After taking into account the substantial stockholder support of the compensation described in the proxy statement for our 2016 annual meeting, the Compensation Committee did not implement changes to our executive compensation program as a result of the stockholder advisory vote held in 2016.

2018 Compensation Actions

Appointment of Steven D. Barnhart and Related Hiring Grant

In connection with Mr. Barnhart’s appointment as our Executive Vice President and Chief Financial Officer, he received a grant of (i) 25,000 RSUs, (ii) 40,000 PSUs and (iii) 125,000 options to purchase shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the grant date. The RSU and option grants vest in four equal annual installments beginning January 22, 2019. The PSUs vest on the third anniversary of the date of grant, subject to achievement of certain performance goals. For additional information about the RSUs, PSUs and options, see “—2018 Long-Term Equity Awards: RSU, Stock Option and PSU Awards.”

Additionally, his employment agreement provided that to the extent the bonus paid to Mr. Barnhart under the 2018 Management Bonus Plan with respect to the Company’s 2018 fiscal year was less than 50% of his annual earned base salary for the fiscal year (prorated for the period of time employed during such year), the Company was required to make, and did so make, a payment to Mr. Barnhart so that the amount of bonus paid to Mr. Barnhart for the 2018 fiscal year equaled 50% of his prorated base salary for 2018. For additional information about Mr. Barnhart’s employment agreement, see “Executive Compensation and Other Information—Employment Agreements and Potential Payments Upon Termination or Change in Control—Employment Agreements—Steven D. Barnhart.”

Retention Letter Agreements

In connection with his appointment as Interim President and Chief Executive Officer and in connection with the announcement of the review of strategic alternatives and the corporate restructuring and cost savings plan, Mr. Levin entered into a retention letter agreement with the Company, under which he was awarded a monthly salary rate increase of $40,000, effective through the first anniversary of July 18, 2018. This monthly salary rate increase was subsequently removed from Mr. Levin’s retention letter agreement and incorporated into Mr. Levin’s base salary under his amended employment agreement upon his appointment as President and Chief Executive Officer in November 2018. Pursuant to Mr. Levin’s retention letter agreement, in the event Mr. Levin remains continuously employed by the Company until the first of the following to occur (if any): (a) first anniversary of the effective date of his appointment to Interim President and Chief Executive Officer, (b) consummation of a Transaction (as defined below) or (c) Mr. Levin’s Involuntary Termination (as defined in Mr. Levin’s retention letter agreement), Mr. Levin will receive a retention bonus of $250,000. In addition, in the event Mr. Levin remains continuously employed by the Company until the consummation of a Transaction, provided that such Transaction meets certain requirements, Mr. Levin will be entitled to receive a transaction cash bonus of $500,000. This cash bonus would also be payable to Mr. Levin in the event he experiences an Involuntary Termination under certain specified circumstances as outlined in his retention letter agreement.

In connection with the announcement of the review of strategic alternatives and the corporate restructuring and cost savings plan, on July 18, 2018, the Company entered into the following additional retention letter agreements, among others:

1.              Mr. Barnhart: Under Mr. Barnhart’s retention letter agreement, he was awarded a monthly salary rate increase of $10,000, effective through the first anniversary of July 18, 2018. In the event of an Involuntary Termination (as defined in Mr. Barnhart’s retention letter agreement) prior to the first anniversary of July 18, 2018, the Company will pay Mr. Barnhart a lump sum cash payment equal to the amount Mr. Barnhart would have received in connection with such monthly salary increase had he remained continuously employed with the Company through the first anniversary of July 18, 2018. In addition, this monthly salary increase will be disregarded for purposes of calculating any severance payments that are calculated on the basis of base salary and will be disregarded for purposes of calculating Mr. Barnhart’s annual bonus opportunity and annual bonus (if any) for calendar years 2018 and 2019. In the event Mr. Barnhart remains continuously employed by the Company until the first of the following to occur (if any): (a) first anniversary of July 18, 2018, (b) consummation of a Transaction or (c) Mr. Barnhart’s Involuntary Termination, Mr. Barnhart will receive a retention bonus of $200,000. In the event Mr. Barnhart remains continuously employed by the Company until the consummation of a Transaction, provided that such Transaction meets certain requirements, Mr. Barnhart will be entitled to receive a transaction cash bonus of $400,000. This cash bonus would also be payable to Mr. Barnhart in the event he experiences an Involuntary Termination under certain specified circumstances as outlined in his retention letter agreement.

2.              Mr. Hughes: Under Mr. Hughes’ retention letter agreement, in the event Mr. Hughes remains continuously employed by the Company until the first of the following to occur (if any): (a) first anniversary of July 18, 2018, (b) consummation of a Transaction or (c) Mr. Hughes’ Involuntary Termination (as defined in Mr. Hughes’ retention letter agreement), Mr. Hughes will receive a retention bonus of $200,000. In the event Mr. Hughes remains continuously employed by the Company until the consummation of a Transaction, provided that such Transaction meets certain requirements, Mr. Hughes will be entitled to receive a transaction cash bonus of $200,000. This cash bonus would also be payable to Mr. Hughes in the event he experiences an Involuntary Termination under certain specified circumstances as outlined in his retention letter agreement.

3.              Mr. Moeller: Under Mr. Moeller’s retention letter agreement, in the event Mr. Moeller remains continuously employed by the Company until the first of the following to occur (if any): (a) first anniversary of July 18, 2018, (b) consummation of a Transaction or (c) Mr. Moeller’s Involuntary Termination (as defined in Mr. Moeller’s retention letter agreement), Mr. Moeller will receive a retention bonus of $200,000. In the event Mr. Moeller remains continuously employed by the Company until the consummation of a Transaction, provided that such Transaction meets certain requirements, Mr. Moeller will be entitled to receive a transaction cash bonus of $200,000. This cash bonus would also be payable to Mr. Moeller in the event he experiences an Involuntary Termination under certain specified circumstances as outlined in his retention letter agreement.

4.              Mr. Topper: Under Mr. Topper’s retention letter agreement, he was awarded a monthly salary increase of $10,000, effective through the first anniversary of July 18, 2018. In the event of an Involuntary Termination (as defined in Mr. Topper’s retention letter agreement) prior to the first anniversary of July 18, 2018, the Company will pay Mr. Topper a lump sum cash payment equal to the amount Mr. Topper would have received in connection with such monthly salary increase had he remained continuously employed with the Company through the first anniversary of July 18, 2018. In addition, this monthly salary increase will be disregarded for purposes of calculating any severance payments that are calculated on the basis of base salary and will be disregarded for purposes of calculating Mr. Topper’s annual bonus opportunity and annual bonus (if any) for calendar years 2018 and 2019. In the event Mr. Topper remains continuously employed by the Company until the first of the following to occur (if any): (a) first anniversary of July 18, 2018, (b) consummation of a Transaction or (c) Mr. Topper’s Involuntary Termination (as defined in Mr. Topper’s retention letter agreement), Mr. Topper will receive a retention bonus of $200,000. In the event Mr. Topper remains continuously employed by the Company until the consummation of a Transaction, provided that such Transaction meets certain requirements, Mr. Topper will be entitled to receive a transaction cash bonus of $400,000. This cash bonus would also be payable to Mr. Topper in the event he experiences an Involuntary Termination under certain specified circumstances as outlined in his retention letter agreement.

For purposes of the retention letter agreements described above, a “Transaction” means, collectively: (i) a public offering or private placement of debt or equity securities of the Company, provided that the gross proceeds thereof exceed $75,000,000; (ii) the repayment or permanent refinancing of the outstanding debt under the Company’s existing credit agreement; (iii) the occurrence of any Change in Control (as defined in the FTD Companies, Inc. Third Amended and Restated 2013 Incentive Compensation Plan); or (iv) any other transaction that the Board of Directors of the Company may hereafter determine should be treated as a Transaction for purposes of such retention letter agreement.

President and Chief Executive Officer Appointment

In connection with Mr. Levin’s appointment as President and Chief Executive Officer, Mr. Levin’s employment agreement was amended to adjust his annual base salary to $897,000. Relatedly, the temporary monthly salary rate increase awarded in connection with Mr. Levin’s appointment as Interim President and Chief Executive Officer was removed from his retention letter agreement.

2018 Management Bonus Plan

On February 26, 2018, our Compensation Committee adopted our 2018 Management Bonus Plan. The 2018 Management Bonus Plan was an annual incentive program which could pay out in cash, stock or a combination of both, depending on level and performance of each eligible employee. These short-term incentives were designed to reward achievement against specific, pre-set financial goals and operating performance objectives, including in certain cases individual performance goals, measured over the fiscal year for which the award is paid. Under the 2018 Management Bonus Plan, the financial goals upon which the awards were based related to the Company’s consolidated revenue and Adjusted EBITDA (as defined below) (the “2018 consolidated financial targets”). The operating performance criteria was based on achievement of specific corporate objectives relating to Company initiatives as discussed below. Individual goals, where applicable to a named executive officer’s bonus potential, were approved by our CEO.

2018 Bonus Potential

The 2018 bonus potential for our Continuing NEOs, as well as Messrs. Kumar and Severts (prior to their departure from the Company mid-2018), was based 40% upon the Company’s performance relative to the 2018 consolidated financial targets, 40% upon the Company’s performance relative to the key operating metrics (specifically, customer satisfaction, order volume, customer population, order shipments, florist retention, pilot program implementation and website and mobile enhancements, each with equal weighting), and 20% upon each named executive officer’s respective individual goals, scaling up to a maximum payout of 120% of salary.

Mr. Walden, our former President and Chief Executive Officer, had a 2018 bonus potential based 66 2/3% upon the Company’s performance relative to the 2018 consolidated financial targets and 33 1/3% upon other performance criteria (specifically holiday performance, supply chain efficiency, the FTD florist network and shareholder engagement, each with specified weighting), scaling up to a maximum payout of 150% of salary.

2018 Consolidated Financial Targets

For 2018, up to eleven potential levels of goal attainment from threshold to maximum were established for the applicable revenue and Adjusted EBITDA goals. Level six of eleven represents the “target” level earned for achieving the 2018 consolidated financial targets. The amount of the bonus award was based on the actual levels at which the applicable goals were in fact attained. Absent at least threshold attainment of each applicable goal, no bonus award would be earned with respect to that particular performance metric. In addition, if consolidated Adjusted EBITDA for the 2018 fiscal year was more than 10% below target, no payouts could be earned under the 2018 Management Bonus Plan regardless of performance as to any other performance metric. In order to receive their bonuses, participants generally were required to continue in the Company’s employ through December 31, 2018. The 2018 Management Bonus Plan imposed a limit of $2.0 million on the maximum bonus amount payable to any participant for the 2018 fiscal year.

For the purposes of the 2018 Management Bonus Plan, we define Adjusted EBITDA as net income/loss before net interest expense, provision for/benefit from income taxes, depreciation, amortization, stock-based compensation, litigation and dispute settlement charges and gains (including, without limitation, damages and settlement costs related to litigation, arbitration, investigations, disputes or similar matters), transaction related costs (including, without limitation, expenses resulting from actual or potential transactions such as business combinations, mergers, acquisitions, and financing transactions, and including compensation expense and expense for advisors and representatives related to such transactions such as investment bankers, consultants, attorneys and accounting firms), restructuring and other exit costs (including, without limitation, severance expenses, facility closure expenses and other restructuring charges) and impairment of goodwill, intangible assets and long-lived assets. Adjusted EBITDA is also calculated before, and expenses for the purposes of calculating Adjusted EBITDA exclude, (1) any bonus amounts which accrue under the 2018 Management Bonus Plan; (2) any adjustments to Adjusted EBITDA attributable to a change in accounting principles that occurred after January 1, 2018 (such that the actual Adjusted EBITDA is calculated consistently with the Adjusted EBITDA target as it relates to accounting principles); (3) all items of gain, loss or expense determined to be extraordinary, unusual or non-recurring (except that Item 10(e) of Regulation S-K under the Securities Act does not constitute a limitation on any such determination); (4) losses, fees, charges or expenses with respect to litigation, investigations or other legal matters; and (5) all items of gain, loss or expense related to the sale or divestiture of a business; provided, however, that in determining the actual level at which the Adjusted EBITDA has been attained, the associated amount under clause (1), clause (3) or clause (4) shall be excluded from the calculation of Adjusted EBITDA only to the extent the actual aggregate amount under clause (1), clause (3) or clause (4) exceeds the aggregate budgeted amount therefor that was included in the Adjusted EBITDA targets set forth in the applicable performance goals.

The following two tables highlight the payout percentages under the 2018 Management Bonus Plan for our Continuing NEOs and Mr. Walden, respectively:

	Scott D. Levin/ Steven D. Barnhart/ Rhys J. Hughes Tom D. Moeller/ Joseph R. Topper, Jr.(1) Consolidated
	Revenue Payout %	Adj. EBITDA Payout %
1	10.0%	10.0%
2	12.0%	12.0%
3	14.0%	14.0%
4	16.0%	16.0%
5	18.0%	18.0%
6 (Target)	20.0%	20.0%
7	20.8%	20.8%
8	21.6%	21.6%
9	22.4%	22.4%
10	23.2%	23.2%
11	24.0%	24.0%

(1)                                 Messrs. Severts and Kumar were subject to the same payout percentages under the 2018 consolidated financial targets during their employment at the Company.

	John C. Walden Consolidated
	Revenue Payout %	Adj. EBITDA Payout %
1	25.0%	25.0%
2	30.0%	30.0%
3	35.0%	35.0%
4	40.0%	40.0%
5	45.0%	45.0%
6 (Target)	50.0%	50.0%
7	50.0%	50.0%
8	50.0%	50.0%
9	50.0%	50.0%
10	50.0%	50.0%
11	50.0%	50.0%

2018 Results

For purposes of the 2018 Management Bonus Plan, the Company achieved consolidated corporate revenue and Adjusted EBITDA for 2018, as determined in accordance with the terms and provisions of the plan, of $1,014 million and $33.4 million, respectively. The results achieved for the revenue portion of the plan were 9.4% below the target established at the start of the year while the results achieved for the Adjusted EBITDA portion of the plan were 45.0% below the corresponding target. Under the 2018 Management Bonus Plan, if consolidated Adjusted EBITDA for the 2018 fiscal year was more than 10% below target, no payouts could be earned under the 2018 Management Bonus Plan regardless of performance as to any other performance metric. After comparing the achieved results to the 2018 consolidated financial targets, the Compensation Committee determined that regardless of the achievement related to both the operating performance metrics and individual goals, the required threshold was not met for the Adjusted EBITDA portion of the 2018 Management Bonus Plan and therefore no payments under the 2018 Management Bonus Plan were warranted for the Continuing NEOs.

Pursuant to Mr. Barnhart’s employment agreement, to the extent the bonus paid to Mr. Barnhart under the 2018 Management Bonus Plan with respect to the 2018 fiscal year was less than 50% of Mr. Barnhart’s annual base salary (prorated for the period of time employed during such year), the Company was required to make, and did so make, a payment to Mr. Barnhart so that the amount of bonus paid to Mr. Barnhart for the 2018 fiscal year equaled 50% of his prorated base salary for 2018.  As such, Mr. Barnhart received a bonus of $232,945 for 2018.

Pursuant to their respective employment agreements, upon termination and in lieu of receiving a payment under the 2018 Management Bonus Plan discussed above, Mr. Walden received a cash severance payment of $3,000,000, a sum equal to two times his target bonus for 2018 and Messrs. Kumar and Severts received cash severance payments of $515,000 and $432,600, respectively, sums equal to their target bonuses for 2018.

For additional information about the amounts paid to our named executive officers under our 2018 Management Bonus Plan, see “Executive Compensation and Other Information—Summary Compensation Table” below.

2018 Long-Term Equity Awards: RSU, Stock Option and PSU Awards

In January 2018, and in light of the Company’s multi-year strategic plan announced in January 2018, the Compensation Committee approved a set of awards for our named executive officers in lieu of the annual long-term incentive awards the Company has typically made in the first quarter of the year. These awards consisted of a combination of service-based RSUs; service-based stock options; and PSUs, with performance measured over a three-year period. The Company chose the mix of award types to incentivize the named executive officers to lead the Company during a challenging time and better align the named executive officers’ interests with stockholder interests. The majority of these awards are “at-risk”: stock options require appreciation in the Company’s stock price for an award recipient to realize value, and the PSUs require that challenging performance goals be met in order for the recipient to receive value. PSUs represent the largest component of these awards based on grant date fair value. Grants of long-term equity awards in 2018 were not targeted to a specific percentile relative to our comparative group of peer companies, though Mr. Walden’s 2018 award value, as the Company’s then-President and Chief Executive Officer, was below the median and the 2018 award value for all other named executive officers was generally below or near the median of our compensation peer group.

For 2018, target long-term compensation for our named executive officers was allocated as follows:

1.              Time-Vested RSUs: 34% in time-vested RSUs that vest in equal installments over a four-year period, subject to the named executive officer’s continued employment through each vesting date;

2.              Stock Options (At-Risk Award): 22% in stock options that vest in equal installments over a four-year period and have value only if our stock price increases over the grant price of the options; and

3.              PSUs (At-Risk Award): 44% in PSUs that vest after a three-year performance period only if the Company meets pre-determined equally-weighted revenue and Adjusted EBITDA goals. Of the 2018 PSU grant, fifty percent (50%) of the target PSUs (the “AEBITDA PSUs”) shall be earned based on the Company’s achievement relative to a pre-determined Adjusted EBITDA performance goal during the applicable performance period and fifty percent (50%) of the target PSUs (the “Revenue PSUs”) shall be earned based on the Company’s achievement relative to a pre-determined revenue performance goal during the applicable performance period. The PSUs granted in 2018 are subject to a three-year performance period that began on January 1, 2018 and will end on December 31, 2020. For purposes of the AEBITDA PSUs, we use the same definition of Adjusted EBITDA as that used under the 2018 Management Bonus Plan. A percentage of target PSUs (if any) shall vest following the applicable performance period, subject to the participant’s continued service through such date and to the extent that the applicable performance goals are certified by the Compensation Committee, in its sole discretion, as having been achieved during the performance period. The Compensation Committee chose revenue and Adjusted EBITDA as the performance metrics for the 2018 PSU grants in order to align the incentive opportunities of executive officers with the interests of the Company’s stockholders. The Compensation Committee established threshold, target and maximum levels of revenue and Adjusted EBITDA for the PSUs at the beginning of the performance period, which correspond to payouts in shares of Company common stock at a rate of 0% to 200% of target as noted below. At the time the Compensation Committee established the target levels of performance, it believed that achievement of the threshold performance level was attainable, but not certain; that target performance would be difficult to achieve; and that the maximum level of performance was possible, but not likely to be achieved.

Performance Level	AEBITDA PSUs Earned as a Percentage of Target	Revenue PSUs Earned as a Percentage of Target
Below Threshold Performance	0%	0%
Threshold Performance	0%	0%
Target Performance	100%	100%
Maximum Performance	200%	200%

Total stock options, RSUs and PSUs granted to our named executive officers in 2018 were as follows:

Name	Stock Options	RSUs	PSUs
Scott D. Levin(1)	51,781	777,929	36,142
John C. Walden(2)	100,000	187,970	187,970
Steven D. Barnhart(3)	125,000	200,000	40,000
Brian S. Cooper	—	—	—
Rhys J. Hughes(1)	51,781	202,929	36,142
Tom D. Moeller(1)	51,781	202,929	36,142
Joseph R. Topper, Jr.(1)	51,781	202,929	36,142
Simha Kumar(2)	54,032	29,143	37,714
Jeffrey D. T. Severts(2)	54,032	29,143	37,714

(1)                                 The stock options and RSUs granted on January 22, 2018 vest in four equal annual installments beginning January 22, 2019. The RSUs granted on November 12, 2018 vest in four equal annual installments beginning January 22, 2020. The stock options expire ten years after the grant date. The PSUs granted on January 22, 2018 will vest, to the extent targets are met, following completion of the three-year performance period to end on December 31, 2020. For additional information about the awards granted on each grant date, including the award amounts and related grant date fair values, see “Executive Compensation and Other Information—Grants of Plan-Based Awards” below.

(2)                                 The stock options and RSUs granted on January 22, 2018 were scheduled to vest in four equal annual installments beginning on January 22, 2019. The stock options expire ten years after the grant date. The PSUs granted on January 22, 2018 were scheduled to vest, to the extent targets were met, following completion of the three-year performance period to end on December 31, 2020. For additional information about the awards granted on each grant date, including the award amounts and related grant date fair values, see “Executive Compensation and Other Information—Grants of Plan-Based Awards” below.

Messrs. Walden’s, Kumar’s and Severts’ respective outstanding and unvested stock options, RSUs and PSUs were either accelerated or canceled upon termination of their respective employments with the Company. For additional information about the treatment of Messrs. Walden’s, Kumar’s and Severts’ equity awards upon termination of their respective employment with the Company, see footnote 17 to the Summary Compensation Table included in “Executive Compensation and Other Information” below.

(3)                                 Awards granted on January 22, 2018 represent a hiring grant to Mr. Barnhart. The stock options and RSUs granted on January 22, 2018 vest in four equal annual installments beginning January 22, 2019. The RSUs granted on November 12, 2018 vest in four equal annual installments beginning January 22, 2020. The stock options expire ten years after the grant date. The PSUs granted on January 22, 2018 will vest, to the extent targets are met, following completion of the three-year performance period to end on December 31, 2020. For additional information about the awards granted on each grant date, including award amounts and related grant date fair values, see “Executive Compensation and Other Information—Grants of Plan-Based Awards” below.

Certain 2019 Compensation Actions

Additional Employment Agreements

Joseph R. Topper, Jr. Mr. Topper is party to an employment agreement with FTD, dated as of January 22, 2019. Under his employment agreement, Mr. Topper is eligible to receive a base salary of $396,550 per year, plus an additional $10,000 per month based on his retention letter agreement, discussed above, and a target bonus of 100% of base salary, subject to certain performance criteria to be established by the Board of Directors. If Mr. Topper’s employment is terminated without cause, or he resigns for good reason, other than in connection with a change in control of the

Company, then he will receive, with certain exceptions, an additional 12 months of vesting credit under his outstanding equity awards, had each applicable award been structured to vest in successive equal monthly installments over the vesting schedule for that award, provided, however, that any PSUs will be subject to the vesting acceleration provisions set forth in the applicable PSU award agreement. The employment agreement also provides that if Mr. Topper’s employment is terminated without cause, or he resigns for good reason, in connection with a change in control or the execution of a definitive agreement for a change in control, then, with certain exceptions, his outstanding equity awards will vest in full (other than any PSUs which will be subject to the vesting acceleration provisions set forth in the applicable PSU award agreement). If Mr. Topper’s employment is terminated without cause, or he resigns for good reason, other than in connection with a change in control of the Company, then he will be entitled to a separation payment equal to the sum of (i) his then-current annual base salary and (ii) a prorated portion of his actual bonus (if any) he would have earned for the fiscal year of termination, based on the level at which the applicable performance goals for such fiscal year were attained. If Mr. Topper’s employment is terminated without cause, or he resigns for good reason, in the same fiscal year as a change in control of the Company, then he will be entitled to a separation payment equal to the sum of (i) his then-current annual base salary and (ii) a prorated portion of his target bonus for that fiscal year, reduced by any actual bonus received for the same fiscal year. Mr. Topper will also be entitled to any earned but unpaid bonus for the fiscal year preceding his termination, as well as be eligible to receive, for a period of 12 months following the date of termination, reimbursement for COBRA health care continuation coverage expenses. If Mr. Topper’s employment is terminated due to his death or disability, then he (or his estate or beneficiaries) will receive, with certain exceptions, an additional 12 months of vesting credit under his outstanding equity awards as if each applicable award had been structured to vest in successive equal monthly installments over the vesting schedule for that award. The employment agreement also required Mr. Topper to enter into customary confidentiality and non-competition agreements.

Mr. Topper is party to a retention letter agreement which, among other things, provides for cash awards in the event of certain transaction events (including a change in control) or certain involuntary terminations. Please refer to “—2018 Compensation Actions—Retention Letter Agreements” for a more detailed discussion of these benefits.

For a discussion of other employment agreements with the named executive officers, see “Executive Compensation and Other Information—Employment Agreements and Potential Payments Upon Termination or Change in Control—Employment Agreements.”

Tax and Accounting Implications

Under Section 162(m) of the Code, compensation paid to certain executive officers (and, beginning in 2018, certain former executive officers) in excess of $1 million is not tax deductible. Historically, compensation that qualifies as “performance-based compensation” under Section 162(m) of the Code could be excluded from this $1 million limit, but this exception has now been repealed, effective for taxable years beginning after December 31, 2017, unless certain transition relief for certain compensation arrangements in place as of November 2, 2017 is available.

Management and the Compensation Committee have in the past generally considered the impact of Section 162(m) of the Code when establishing incentive compensation plans. The Compensation Committee believes that the tax deduction limitation should not be permitted to compromise our ability to design and maintain executive compensation arrangements that will attract and retain the executive talent to compete successfully. Accordingly, achieving the desired flexibility in the design and delivery of compensation may result in compensation that in certain cases is not deductible for federal income tax purposes. Portions of the compensation we paid to certain of the named executive officers in 2018 may not be deductible due to the application of Section 162(m) of the Code and, with the general elimination of the “performance-based” exception and the expansion of the definition of “covered employees” brought about by 2017 tax reform, the Compensation Committee is likely to approve compensation that is not deductible under Section 162(m). In addition, because of the uncertainties associated with the application and interpretation of Section 162(m) and the regulations issued thereunder, there can be no assurance that compensation intended to satisfy the requirements for deductibility under Section 162(m), as in effect prior to 2018, will in fact be deductible.

Compensation Committee Report

The Compensation Committee of the Board of Directors of FTD Companies, Inc. has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company’s management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment to our Annual Report on Form 10-K for the year ended December 31, 2018.

Compensation Committee

Robert Berglass (Chairman) Joseph W. Harch Robin S. Hickenlooper

EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned by our named executive officers in 2018 and, for those who were named executive officers during such periods, the fiscal years ended December 31, 2017 and 2016.

Name and Principal Position	Year	Salary (10)	Bonus (11)	Stock Awards (12)	Stock Option Awards (13)	Non-Equity Incentive Plan Compensation (14)	All Other Compensation (15)(16)(17)	Total
Scott D. Levin(1)	2018	$622,964	—	$2,406,072	$142,165	—	$28,893	$3,200,094
President, Chief Executive Officer, Secretary and Director	2017	$395,499	$240,000	$295,440	—	$183,511	$29,910	$1,144,360
	2016	$372,191	—	$240,100	$321,413	$167,977	$23,344	$1,125,025
John C. Walden(2)(3)	2018	$651,240	—	$2,500,002	$274,550	—	$7,542,518	$10,968,310
Former President, Chief Executive Officer and Director	2017	$819,231	—	$2,815,400	$6,454,377	$679,934	$18,515	$10,787,457
Steven D. Barnhart(2)(4)	2018	$508,885	—	$894,250	$343,188	$232,945	$26,944	$2,006,212
Executive Vice President and Chief Financial Officer
Brian S. Cooper(2)(5)	2018	$54,000	—	—	—	—	—	$54,000
Former Interim Chief Financial Officer	2017	$226,800	—	—	—	—	—	$226,800
Rhys J. Hughes(2)(6)	2018	$262,480	—	$888,072	$142,165	—	$49,668	$1,342,385
President, Interflora British Unit
Tom D. Moeller(2)	2018	$428,025	—	$888,072	$142,165	—	$28,893	$1,487,155
Executive Vice President,	2017	$413,458	—	$246,200	—	$191,845	$29,910	$881,413
Florist Division	2016	$405,187	—	$168,070	$321,413	$322,586	$23,344	$1,240,600
Joseph R. Topper, Jr.(2)	2018	$445,594	—	$888,072	$142,165	—	$28,893	$1,504,724
Executive Vice President and Chief Digital Officer
Simha Kumar(2)(7)	2018	$324,824	—	$444,599	$148,345	—	$1,049,730	$1,967,498
Former Executive Vice President and Chief Operating Officer	2017	$200,000	—	$346,250	$880,488	$100,000	$6,006	$1,532,744
Jeffrey D. T. Severts(2)(8)(9)	2018	$304,365	—	$444,599	$148,345	—	$873,450	$1,770,759
Former Executive Vice President and Chief Marketing Officer	2017	$367,840	—	$346,250	$880,488	$96,923	$1,564	$1,693,065

(1)                                     Mr. Levin was appointed President and Chief Executive Officer of the Company on November 2, 2018 after serving as Interim President and Chief Executive Officer since July 18, 2018. Mr. Levin also serves as the Company’s Secretary. Prior to that, Mr. Levin served as the Executive Vice President, General Counsel and Secretary of the Company.

(2)                                     Compensation for Messrs. Walden, Cooper, Kumar and Severts is provided only for 2018 and 2017 because they were not named executive officers in 2016. Compensation for Messrs. Barnhart, Hughes and Topper is provided only for 2018 because they were not named executive officers in 2017 or 2016. Although Mr. Moeller was not a named executive officer in 2017, his compensation information is provided for that year because Mr. Moeller was a named executive officer in 2016.

(3)                                     Mr. Walden served as President and Chief Executive Officer and as a member of the Board of Directors from March 1, 2017 to July 18, 2018.

(4)                                     Mr. Barnhart joined the Company as Executive Vice President and Chief Financial Officer effective January 8, 2018.

(5)                                     Represents amounts paid to Tatum under an executive consulting services arrangement pursuant to which Mr. Cooper served as the Company’s Interim Chief Financial Officer until January 8, 2018 and as a consultant to the Company until January 27, 2018. Mr. Cooper did not participate in any Company employee benefit plans or receive any salary, bonus, equity awards or other compensation or benefits directly from the Company in connection with his service as Interim Chief Financial Officer.

(6)                                     Mr. Hughes is the President of Interflora British Unit. Other than stock awards and stock option awards, all amounts shown in the table relating to Mr. Hughes are shown in U.S. Dollars and have been converted from British Pounds based on the currency exchange rate of £1:$1.335, which was the average exchange rate for 2018. The value of the stock awards and stock option awards are in U.S. Dollars as the stock underlying the awards is valued in U.S. Dollars.

(7)                                     Effective July 18, 2018, Mr. Kumar was no longer employed by the Company.

(8)                                     Includes consulting fees for 2017 of $174,000 for the period from April 2017 through July 5, 2017. Mr. Severts became an employee of FTD on July 10, 2017.

(9)                                     Effective August 30, 2018, Mr. Severts was no longer employed by the Company.

(10)                                The salaries reflected in the Summary Compensation Table may be subject to future increase at the discretion of the Board of Directors. The base salary level, once increased, becomes the new minimum base salary. The amount reported as base salary in the Summary Compensation Table also includes the portion deferred under our 401(k) plan, a tax qualified deferred compensation plan. For those named executive officers who were terminated during 2018, base salary figures represent the amount paid through the respective termination date. For those named executive officers whose retention letter agreements provided for a monthly increase, this base salary was adjusted to reflect such increase. See “Compensation Discussion and Analysis—2018 Compensation Actions—Retention Letter Agreements” for further details.

(11)                                Represents cash bonus awards made to our named executive officers. The amount for 2017 includes $240,000 paid to Mr. Levin as a member of the Office of the CEO.

(12)                                Amounts reflect the aggregate grant date fair value of the stock awards (RSUs and PSUs for 2018 and RSUs for 2017 and 2016) made in the applicable fiscal year. The grant date fair values are, in each instance, calculated in accordance with ASC 718 and do not take into account estimated forfeitures relating to service based vesting requirements. For information regarding the assumptions underlying the ASC 718 valuation of these equity awards, see Note 10 to our audited consolidated financial statements for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10-K for that period.

The amounts included for 2018 include PSUs granted on January 22, 2018 that will vest, to the extent equally-weighted revenue and Adjusted EBITDA goals are met, following completion of a three-year performance period to end on December 31, 2020. PSUs that vest will be paid out in shares of FTD common stock in early 2021.

If a relevant threshold performance measure is not met, the related PSU award is not earned. For PSU grants made in 2018, awards range from 0% to 200% of the target number of shares for performance between threshold and maximum. The amounts for 2018 in the Summary Compensation Table above that represent PSUs reflect the value of the PSU grants at target. The table below provides the potential value of the 2018 PSU grants assuming threshold, target and maximum levels of performance achieved.

	2018-2020 PSUs Granted 1/22/2018
Name	Value at Threshold Level (0%)	Value at Target (100%) (Reported in “Stock Awards Column” Above)	Value at Maximum (200%)
Scott D. Levin	—	$240,344	$480,688
John C. Walden*	—	$1,250,001	$2,500,002
Steven D. Barnhart	—	$266,000	$532,000
Rhys J. Hughes	—	$240,344	$480,688
Tom D. Moeller	—	$240,344	$480,688
Joseph R. Topper, Jr.	—	$240,344	$480,688
Simha Kumar*	—	$250,798	$501,596
Jeffrey D. T. Severts*	—	$250,798	$501,596

* Messrs. Walden’s, Kumar’s and Severts’ 2018 PSU awards were canceled upon their departure from the Company.

The material terms of RSUs and PSUs granted in 2018 are described in the “Outstanding Equity Awards at Fiscal Year-End” and “Grants of Plan-Based Awards” tables included below. For additional information regarding the treatment of Messrs. Walden’s Kumar’s and Severts’ RSUs and PSUs upon termination of their respective employment with the Company, see Note 17 below.

(13)                                Amounts reflect the aggregate grant date fair value of the stock option awards made in the applicable fiscal year. The grant date fair values are, in each instance, calculated in accordance with ASC 718 and do not take into account estimated forfeitures relating to service based vesting requirements. For information regarding the assumptions underlying the ASC 718 valuation of these equity awards, see Note 10 to our audited consolidated financial statements for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10-K for that period. For additional information regarding the treatment of Messrs. Walden’s Kumar’s and Severts’ options upon termination of their respective employment with the Company, see Note 17 below.

(14)                                Represents performance-based cash bonuses paid pursuant to the FTD Companies, Inc. 2018 Management Bonus Plan, 2017 Management Bonus Plan or 2016 Management Bonus Plan, as applicable. The amount for 2018 includes $232,945 paid to Mr. Barnhart pursuant to his employment agreement.

(15)                                Includes a matching contribution we made to the 401(k) plan on behalf of each participating named executive officer. In 2018, 2017 and 2016, matching contributions for participating named executive officers were limited to the lesser of (1) 50% of the participating officer’s contribution, and (2) 50% of the first 6% of the participating officer’s eligible compensation, as determined under such plan.

See Note 17 below for the dollar amounts of the matching 401(k) plan included in the “All Other Compensation” column of the Summary Compensation Table.

(16)                                The RSUs and PSUs held by our named executive officers generally contain dividend equivalent rights. Pursuant to those rights, as dividends or other distributions are declared and paid on our outstanding shares of common stock, a special book account for such named executive officer will be established and credited with a phantom dividend equivalent to the actual dividend or distribution which would have been paid on the shares of common stock underlying those units had such shares been issued and outstanding at the time that dividend or distribution was made to our stockholders. As and to the extent such RSUs and PSUs subsequently vest, the phantom dividend equivalents so credited to such RSUs and PSUs in the book account will also vest, and the vested dividend equivalents will be distributed to the named executive officer in the same form as the actual dividend or distribution was paid to stockholders concurrently with the payment of the vested RSUs or PSUs to which those phantom dividend equivalents relate, subject to applicable withholding taxes. The Company does not currently pay dividends on its common stock.

(17)                                The table below sets forth the various items included in the “All Other Compensation” column of the Summary Compensation Table for our Continuing NEOs for each of the preceding three fiscal years in which they were named executive officers:

Name	Year	401(k) Matching Contribution	Health Benefits	Company Vehicle	Pension Benefits	Total
Scott D. Levin	2018	$8,250	$20,643	—	—	$28,893
	2017	$8,100	$21,810	—	—	$29,910
	2016	$7,950	$15,394	—	—	$23,344
Steven D. Barnhart	2018	$8,250	$18,694	—	—	$26,944
Rhys J. Hughes	2018	—	$3,372	$26,090	$20,206	$49,668
Tom D. Moeller	2018	$8,250	$20,643	—	—	$28,893
	2017	$8,100	$21,810	—	—	$29,910
	2016	$7,950	$15,394	—	—	$23,344
Joseph R. Topper, Jr.	2018	$8,250	$20,643	—	—	$28,893

The table below sets forth the various items included in the “All Other Compensation” column of the Summary Compensation Table for the 2018 and 2017 fiscal years for Messrs. Walden, Kumar and Severts:

Name	Year	401(k) Matching Contribution	Health Benefits	Cash Severance(a)	Total
John C. Walden	2018	$8,250	$34,268	$7,500,000	$7,542,518
	2017	$2,146	$16,369	—	$18,515
Simha Kumar	2018	$7,692	$12,038	$1,030,000	$1,049,730
	2017	$6,000	$6	—	$6,006
Jeffrey D. T. Severts	2018	$8,250	—	$865,200	$873,450
	2017	$808	$756	—	$1,564

(a)                                      Amounts reflect the cash severance paid to Messrs. Walden, Kumar and Severts upon their respective separations from the Company in 2018. In connection with his separation from the Company and pursuant to his employment agreement, Mr. Walden received a lump sum cash payment equal to (1) two times the sum of his then-current base salary plus his target bonus for the 2018 fiscal year, plus (2) two cash severance payments each equaling $1.25 million as a result of Mr. Walden’s 2019-2020 Service-Based RSU Grants (as defined herein) not being made. In connection with his separation from the Company and pursuant to his employment agreement, Mr. Kumar received a lump sum cash payment equal to his then-current base salary plus his target bonus for the 2018 fiscal year. In connection with his separation from the Company and pursuant to his employment agreement, Mr. Severts received a lump sum cash payment equal to his then-current base salary plus his target bonus for the 2018 fiscal year.

In addition to the cash severance outlined above, pursuant to the terms of their respective employment agreements and equity award agreements, Messrs. Walden’s, Kumar’s and Severts’ respective outstanding and unvested stock options, RSUs and PSUs were either accelerated or canceled upon termination of their respective employments with the Company as follows:

Mr. Walden: Stock Options: The vesting of 50,000 stock options granted on January 22, 2018 and 479,167 stock options granted on March 17, 2017 was accelerated to July 27, 2018. As the exercise price exceeded the then-current stock price, the options were not exercised within the required three-month period following termination prior to their cancellation. RSUs: The vesting of 187,970 RSUs granted on January 22, 2018 and 67,083 RSUs granted on March 17, 2017 was accelerated to July 27, 2018.  In compliance with Internal Revenue Code Section 409A, the shares underlying the accelerated RSUs were not distributed to Mr. Walden until February 1, 2019 at which time the shares had a value of $573,869. In connection with this delayed distribution, the taxes on such vesting were similarly delayed until February 1, 2019 upon which the Company retained 112,989 shares for the payment of such taxes. PSUs: All outstanding PSUs were canceled upon termination.

Mr. Kumar: Stock Options: The vesting of 20,262 stock options granted on January 22, 2018 and 100,000 stock options granted on August 11, 2017 was accelerated to July 27, 2018. As the exercise price exceeded the then-current stock price, the options were not exercised within the required three-month period following termination prior to their cancellation. RSUs: The vesting of 10,929 RSUs granted on January 22, 2018 and 12,500 RSUs granted on August 11, 2017 was accelerated to July 27, 2018, with an aggregate realized value upon vesting of $79,190. In connection with this distribution, the Company retained 6,866 shares for the payment of taxes on the award. PSUs: All outstanding PSUs were canceled upon termination.

Mr. Severts: Stock Options: The vesting of 21,388 stock options granted on January 22, 2018 and 58,334 stock options granted on August 11, 2017 was accelerated to September 7, 2018. As the exercise price exceeded the then-current stock price, the options were not exercised within the required three-month period following termination prior to their cancellation. RSUs: The vesting of 11,536 RSUs granted on January 22, 2018 and 7,292 RSUs granted on August 11, 2017 was accelerated to September 7, 2018, with an aggregate realized value upon vesting of $68,722. In connection with this distribution, the Company retained 5,518 shares for the payment of taxes on the award. PSUs: All outstanding PSUs were canceled upon termination.

Outstanding Equity Awards at Fiscal Year End

The following table provides certain summary information concerning outstanding FTD equity awards held by the named executive officers as of December 31, 2018.

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)		Option Exercise Price	Option Expiration Date	Grant Date	Number of Shares of Units of Stock That Have Not Vested(1)		Market Value of Shares or Units That Have Not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested(3)
Scott D. Levin	3/11/2014	7,000	—		$31.40	3/10/2024	3/9/2015	2,500	(7)	$3,700	—	—
	8/10/2015	112,500	37,500	(5)	$29.97	1/1/2021	3/7/2016	5,000	(8)	$7,400	—	—
	11/10/2016	50,000	25,000	(5)	$20.90	1/1/2021	1/3/2017	9,000	(9)	$13,320	—	—
	1/22/2018	—	51,781	(6)	$6.65	1/22/2028	1/22/2018	27,929	(10)	$41,335	36,142	$53,490
							11/12/2018	750,000	(11)	$1,110,000	—	—
John C. Walden(4)	—	—	—		—	—	—	—		—	—	—
Steven D. Barnhart	1/22/2018	—	125,000	(6)	$6.65	1/22/2028	1/22/2018	25,000	(10)	$37,000	40,000	$59,200
							11/12/2018	175,000	(11)	$259,000	—	—
Brian S. Cooper	—	—	—		—	—	—	—		—	—	—
Rhys J. Hughes	3/11/2014	9,000	—		$31.40	3/10/2024	3/9/2015	2,250	(7)	$3,330	—	—
	8/10/2015	112,500	37,500	(5)	$29.97	1/1/2021	3/7/2016	5,000	(8)	$7,400	—	—
	11/10/2016	50,000	25,000	(5)	$20.90	1/1/2021	8/15/2016	500	(12)	$740	—	—
	1/22/2018	—	51,781	(6)	$6.65	1/22/2028	1/3/2017	7,500	(9)	$11,100	—	—
							1/22/2018	27,929	(10)	$41,335	36,142	$53,490
							11/12/2018	175,000	(11)	$259,000	—	—
Tom D. Moeller	3/11/2014	7,000	—		$31.40	3/10/2024	3/9/2015	1,750	(7)	$2,590	—	—
	8/10/2015	112,500	37,500	(5)	$29.97	1/1/2021	3/7/2016	3,500	(8)	$5,180	—	—
	11/10/2016	50,000	25,000	(5)	$20.90	1/1/2021	1/3/2017	7,500	(9)	$11,100	—	—
	1/22/2018	—	51,781	(6)	$6.65	1/22/2028	1/22/2018	27,929	(10)	$41,335	36,142	$53,490
							11/12/2018	175,000	(11)	$259,000	—	—
Joseph R. Topper, Jr.	11/10/2016	66,667	33,333	(5)	$20.90	1/1/2021	11/15/2016	4,000	(13)	$5,920	—	—
	1/22/2018	—	51,781	(6)	$6.65	1/22/2028	1/3/2017	6,000	(9)	$8,880	—	—
							1/22/2018	27,929	(10)	$41,335	36,142	$53,490
							11/12/2018	175,000	(11)	$259,000	—	—
Simha Kumar	—	—	—		—	—	—	—		—	—	—
Jeffrey D. T. Severts	—	—	—		—	—	—	—		—	—	—

(1)                                     Each such unvested stock option or unvested RSU award will vest, in whole or in part, on an accelerated basis upon the occurrence of certain events, as described elsewhere herein.

(2)                                     The valuations are based on the $1.48 closing price per share of FTD common stock on December 31, 2018.

(3)                                     Represents PSUs that vest based on the achievement of predetermined equally-weighted revenue and Adjusted EBITDA goals at the end of a three-year performance period ending on December 31, 2020. PSUs that vest will be paid out in shares of FTD common stock in early 2021. At December 31, 2018, the Company did not expect the PSUs to vest. The valuations are based on the $1.48 closing price per share of FTD common stock on December 31, 2018.

(4)                                     In connection with his separation from the Company and pursuant to his employment agreement, Mr. Walden had 255,053 RSUs that were accelerated and vested on July 27, 2018; the shares underlying the accelerated RSUs were not distributed to Mr. Walden until February 1, 2019 in compliance with Internal Revenue Code Section 409A.

(5)                                     The remaining stock options vested on January 1, 2019.

(6)                                     Subject to the named executive officer’s continued employment through each vesting date, the remaining stock options will vest in a series of four successive equal annual installments beginning January 22, 2019.

(7)                                     The remaining RSUs vested on February 15, 2019.

(8)                                     Subject to the named executive officer’s continued employment through each vesting date, the remaining RSUs will vest in a series of two successive equal annual installments beginning February 15, 2019.

(9)                                     Subject to the named executive officer’s continued employment through each vesting date, the remaining RSUs will vest in a series of three successive equal annual installments beginning January 3, 2019.

(10)                                Subject to the named executive officer’s continued employment through each vesting date, the remaining RSUs will vest in a series of four successive equal annual installments beginning January 22, 2019.

(11)                                Subject to the named executive officer’s continued employment through each vesting date, the remaining RSUs will vest in a series of four successive equal annual installments beginning January 22, 2020.

(12)                                Subject to the named executive officer’s continued employment through each vesting date, the remaining RSUs will vest in a series of two successive equal annual installments beginning August 15, 2019.

(13)                                Subject to the named executive officer’s continued employment through each vesting date, the remaining RSUs will vest in a series of two successive equal annual installments beginning November 15, 2019.

Grants of Plan-Based Awards

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option
Name	Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units(3)	Options(4)	($/sh)	Awards
Scott D. Levin	2018 MBP	—	$62,296	$622,964	$747,557	—	—	—	—	—	—	—
	RSU	1/22/2018	—	—	—	—	—	—	27,929	—	—	$185,728
	Stock Option	1/22/2018	—	—	—	—	—	—	—	51,781	$6.65	$142,165
	PSU	1/22/2018	—	—	—	—	36,142	72,284	—	—	—	$240,344
	RSU	11/12/2018	—	—	—	—	—	—	750,000	—	—	$1,980,000
John C. Walden(5)	2018 MBP	—	$150,000	$1,500,000	$1,500,000	—	—	—	—	—	—	—
	RSU	1/22/2018	—	—	—	—	—	—	187,970	—	—	$1,250,001
	Stock Option	1/22/2018	—	—	—	—	—	—	—	100,000	$6.65	$274,550
	PSU	1/22/2018	—	—	—	—	187,970	375,940	—	—	—	$1,250,001
Steven D. Barnhart	2018 MBP	—	$232,945	$475,000	$570,000	—	—	—	—	—	—	—
	RSU	1/22/2018	—	—	—	—	—	—	25,000	—	—	$166,250
	Stock Option	1/22/2018	—	—	—	—	—	—	—	125,000	$6.65	$343,188
	PSU	1/22/2018	—	—	—	—	40,000	80,000	—	—	—	$266,000
	RSU	11/12/2018	—	—	—	—	—	—	175,000	—	—	$462,000
Brian S. Cooper	—	—	—	—	—	—	—	—	—	—	—	—
Rhys J. Hughes	2018 MBP	—	$26,245	$262,453	$314,944	—	—	—	—	—	—	—
	RSU	1/22/2018	—	—	—	—	—	—	27,929	—	—	$185,728
	Stock Option	1/22/2018	—	—	—	—	—	—	—	51,781	$6.65	$142,165
	PSU	1/22/2018	—	—	—	—	36,142	72,284	—	—	—	$240,344
	RSU	11/12/2018	—	—	—	—	—	—	175,000	—	—	$462,000
Tom D. Moeller	2018 MBP	—	$42,803	$428,025	$513,630	—	—	—	—	—	—	—
	RSU	1/22/2018	—	—	—	—	—	—	27,929	—	—	$185,728
	Stock Option	1/22/2018	—	—	—	—	—	—	—	51,781	$6.65	$142,165
	PSU	1/22/2018	—	—	—	—	36,142	72,284	—	—	—	$240,344
	RSU	11/12/2018	—	—	—	—	—	—	175,000	—	—	$462,000
Joseph R. Topper, Jr.	2018 MBP	—	$39,655	$396,550	$475,860	—	—	—	—	—	—	—
	RSU	1/22/2018	—	—	—	—	—	—	27,929	—	—	$185,728
	Stock Option	1/22/2018	—	—	—	—	—	—	—	51,781	$6.65	$142,165
	PSU	1/22/2018	—	—	—	—	36,142	72,284	—	—	—	$240,344
	RSU	11/12/2018	—	—	—	—	—	—	175,000	—	—	$462,000
Simha Kumar(5)	2018 MBP	—	$51,500	$515,000	$618,000	—	—	—	—	—	—	—
	RSU	1/22/2018	—	—	—	—	—	—	29,143	—	—	$193,801
	Stock Option	1/22/2018	—	—	—	—	—	—	—	54,032	$6.65	$148,345
	PSU	1/22/2018	—	—	—	—	37,714	75,428	—	—	—	$250,798
Jeffrey D. T. Severts(5)	2018 MBP	—	$43,260	$432,600	$519,120	—	—	—	—	—	—	—
	RSU	1/22/2018	—	—	—	—	—	—	29,143	—	—	$193,801
	Stock Option	1/22/2018	—	—	—	—	—	—	—	54,032	$6.65	$148,345
	PSU	1/22/2018	—	—	—	—	37,714	75,428	—	—	—	$250,798

(1)                         Amounts in this column represent annual incentive targets under the 2018 Management Bonus Plan paid, if earned, in 2019. Payouts could range from 0% to 120% of target for all named executive officers, except for Mr. Walden whose payout could have ranged from 0% to 150% of target. Actual payouts, if any, under the 2018 Management Bonus Plan are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above. Pursuant to Mr. Barnhart’s employment agreement, to the extent the bonus paid to Mr. Barnhart under the 2018 Management Bonus Plan with respect to the 2018 fiscal year was less than 50% of Mr. Barnhart’s annual base salary (prorated for the period of time employed during such year), Mr. Barnhart was entitled to a bonus equal to 50% of his prorated base salary for 2018. Therefore, the threshold amount for Mr. Barnhart is equal to 50% of his pro-rated base salary for 2018.

(2)                         Amounts in this column represent PSUs awarded for the 2018-2020 performance measurement period. The Compensation Committee will determine the performance of the Company against predetermined equally-weighted revenue and Adjusted EBITDA goals to determine vesting of the PSU awards, if any, in 2021. The number of PSUs that will ultimately vest can range from 0% to 200% of the PSUs awarded. Because payment will be made in shares of FTD common stock, the actual value of the earned awards is based on the price of FTD common stock at the time of vesting. The grant date fair values were determined in accordance with FASB ASC Topic 718.

(3)                         The amounts shown for RSUs represent the number of RSUs awarded in 2018 and the grant date fair values were determined in accordance with FASB ASC Topic 718. RSUs vest ratably over a period of four years.

(4)                         The amounts shown for stock options represent the number of nonqualified stock options granted in 2018. The option exercise prices and the grant date fair values were determined in accordance with FASB ASC Topic 718. The stock options vest in four successive equal annual installments, subject to the named executive officer’s continued employment with us through each vesting date over a period of four years.

(5)                         Messrs. Walden, Kumar and Severts departed the Company during 2018. For a discussion of their severance benefits, see “—Summary Compensation Table” above.

Option Exercises and Stock Vested

	Stock Awards
Name	Number of Shares Acquired on Vesting(#)(1)	Value Realized on Vesting($)(2)
Scott D. Levin	8,875	$58,221
John C. Walden	290,053	$1,067,179	(3)
Steven D. Barnhart	—	—
Brian S. Cooper	—	—
Rhys J. Hughes	9,750	$62,268
Tom D. Moeller	7,750	$50,668
Joseph R. Topper, Jr.	4,000	$20,080
Simha Kumar	23,429	$79,190	(4)
Jeffrey D. T. Severts	25,078	$97,097	(5)

(1)                                 Includes the following number of shares retained by FTD for the payment of applicable taxes: Mr. Levin, 3,161; Mr. Hughes, 4,584; Mr. Moeller, 2,758; Mr. Topper, 1,338; Mr. Kumar, 6,866; and Mr. Severts, 7,350. For Mr. Walden, this figure includes 10,273 shares retained by FTD for the payment of applicable taxes on the vesting of the 35,000 RSUs that vested on March 1, 2018.  See Note 3 below for a discussion of the tax implications related to the vesting of Mr. Walden’s 255,053 RSUs on July 27, 2018.

(2)                                 The aggregate dollar value realized on vesting of the stock awards was calculated by multiplying the closing price of Common Stock on the vesting date by the number of vested shares. The named executive officers may keep the shares acquired upon vesting or sell them at different prices; therefore, these amounts do not necessarily reflect cash value received by the named executive officers.

(3)                                 Mr. Walden had 35,000 RSUs vest on March 1, 2018 with a realized value of $205,100. In connection with his separation from the Company and pursuant to his employment agreement, Mr. Walden had 255,053 RSUs that were accelerated and vested on July 27, 2018 with a value of $862,079.  In compliance with Internal Revenue Code Section 409A, the shares underlying the accelerated RSUs were not distributed to Mr. Walden until February 1, 2019 at which time the shares had a value of $573,869. In connection with this delayed distribution, the taxes on such vesting were similarly delayed until February 1, 2019 upon which the Company retained 112,989 shares for the payment of such taxes.

(4)                                 Represents RSUs that were accelerated and vested on July 27, 2018 in connection with Mr. Kumar’s separation from the Company.

(5)                                 Mr. Severts had 6,250 RSUs vest on July 10, 2018 with a realized value of $28,375. In connection with his separation from the Company and pursuant to his employment agreement, Mr. Severts had 18,828 RSUs that were accelerated and vested on September 7, 2018 with a realized value of $68,722.

Employment Agreements and Potential Payments Upon Termination or Change in Control

Employment Agreements

Scott D. Levin. Mr. Levin is party to an employment agreement with the Company, dated as of July 28, 2014 and amended on December 12, 2016, April 23, 2018 and November 12, 2018, with automatically renewing one-year terms following the end of the initial term expiring on December 31, 2019, subject to either party’s right to terminate upon 180 days’ notice of non-renewal prior to December 31, 2019 and on each one-year anniversary thereafter. The employment agreement provides that a notice of non-renewal from the Company will be construed as a termination

“without cause” and will trigger the severance provisions described below. The employment agreement provides for a minimum base salary of $897,000 (which amount is subject to adjustment from time to time) and a target bonus of 100% of base salary, subject to certain performance criteria to be established by the Board of Directors. In addition, Mr. Levin’s termination without cause, or his resignation with good reason, whether or not in connection with a change of control, would trigger the full vesting on an accelerated basis of all non-vested shares of the Company’s common stock at the time subject to equity awards held by Mr. Levin, and he would have 12 months to exercise vested stock options upon such a termination, provided, however, that in the event of any conflict between the vesting acceleration provisions of his employment agreement and the vesting acceleration provisions of any PSU award, the terms of the PSU award will prevail. If Mr. Levin’s employment is terminated without cause, or he resigns for good reason, whether or not in connection with a change in control, then he will be entitled to a severance payment, payable in 12 equal monthly installments (or in a lump sum in the case of a change in control separation), in an aggregate amount equal to the sum of (i) two times his then-current annual rate of base salary and (ii) two times his target bonus for the year in which his employment is so terminated. He will also be entitled to any earned but unpaid bonus for the fiscal year preceding his termination and a prorated bonus for the year of termination based on the actual level of performance goal attainment or, in the case of an involuntary termination during the same year as the change in control event, based on his target bonus for such year as detailed in his employment agreement. In addition, Mr. Levin will be eligible to receive, for a period of 12 months following the date of termination, reimbursement for COBRA health care continuation coverage expenses.  If Mr. Levin’s employment is terminated due to his death or disability, then he (or his estate or beneficiaries) will receive an additional 12 months of vesting credit under his outstanding equity awards as if each applicable award had been structured to vest in successive equal monthly installments over the vesting schedule for that award. As consideration for such severance benefits, Mr. Levin agreed to a 12 month non-competition agreement and to provide us with a standard release of claims.

Mr. Levin is party to a retention letter agreement which, among other things, provides for cash awards in the event of certain transaction events (including a change in control) or certain involuntary terminations. Please refer to “Compensation Discussion and Analysis—2018 Compensation Actions—Retention Letter Agreements” for a more detailed discussion of these benefits.

John C. Walden. Prior to his departure from the Company on July 18, 2018, Mr. Walden was party to an employment agreement with the Company. The agreement provided for a base salary of $1,000,000 per year and an annual bonus of 150% of base salary, subject to certain performance criteria established by the Board of Directors. The employment agreement provided for an initial three-year term, with automatic renewal for additional successive one-year terms, subject to either party’s right to terminate upon 180 days’ notice of non-renewal. A notice of non-renewal from the Company would have been construed as a termination without cause and would have triggered a severance payment and extended health care coverage, as discussed below. Pursuant to the employment agreement, if Mr. Walden’s employment had been terminated without cause, or had he resigned for good reason, other than in connection with a change in control of the Company, then he would have received (except as described below) an additional 18 months of vesting credit under his outstanding equity awards had each applicable award been structured to vest in equal monthly installments over the vesting schedule for that award. The employment agreement also provided that if Mr. Walden’s employment had been terminated without cause, or had he resigned for good reason, in connection with a change in control or the execution of a definitive agreement for a change in control, then his outstanding equity awards would have vested in full or, in certain circumstances, be deemed to vest in full with a corresponding payment of cash or stock by the Company. If Mr. Walden’s employment had been terminated without cause, or had he resigned for good reason (whether or not in connection with a change in control), then he would have been entitled to a severance payment equal to the sum of (i) two times his then-current annual base salary and (ii) two times his target bonus for the year of termination. Mr. Walden would also have been entitled to any earned but unpaid bonus for the fiscal year preceding his termination and a prorated bonus for the year of termination, as well as eligibility to receive, for a period of 12 months following the date of termination, reimbursement for COBRA health care continuation coverage expenses. If Mr. Walden’s employment had been terminated due to his death or disability, then he (or his estate or beneficiaries) would have been entitled to receive an additional 12 months of vesting credit under his outstanding equity awards had each applicable award been structured to vest in equal monthly installments over the vesting schedule for that award. The employment agreement also required Mr. Walden to enter into customary confidentiality and non-competition agreements. Pursuant to the April 2018 amendment to Mr. Walden’s employment agreement, if Mr. Walden had been employed by the company on each of January 22, 2019 and January 22, 2020, the Company would have taken action to grant him certain service-based RSU grants (such grants, the “2019-2020 Service-Based RSU Grants”), service-based stock option and tandem rights grants (the “2019-2020 Option Grants”), and performance-based RSU grants (the “2019-2020 PSU Grants”). The number of units granted for each set of 2019-2020 Service-Based RSU Grants and 2019-2020 PSU Grants would have been determined by dividing $1.25 million by the greater of $6.65 and the average closing price of the Company’s common stock for the ten trading days immediately prior to the respective grant date. Each set of 2019-2020 Option Grants would have been granted with respect to 100,000 shares of common stock. If Mr. Walden’s employment had been terminated without cause, or had he resigned for good reason (a) the 2019-2020 Service-Based RSU Grants that had been awarded as of such date would have vested in full and (b) Mr. Walden would have been entitled to a payment of $1.25 million for each of the unawarded 2019-2020 Service-Based RSU Grants. Under the amendment, the foregoing acceleration provisions would have also applied to the RSU grant Mr. Walden received in January 2018.

In accordance with his employment agreement, Mr. Walden was entitled to certain severance benefits in connection with his departure from the Company, including (i) a cash severance payment equal to the sum of (A) two times his then-current annual salary and (B) two times his target bonus for 2018, (ii) a cash payment in lieu of certain service-based RSUs, (iii) reimbursement for 12 months of COBRA coverage for Mr. Walden, his spouse and his dependents, and (iv) accelerated vesting of certain of his outstanding equity awards, subject in each case to his compliance with certain covenants in the employment agreement. For more information about Mr. Walden’s severance benefits, see “—Summary Compensation Table” above.

Steven D. Barnhart. Mr. Barnhart is party to an employment agreement with the Company, dated as of December 8, 2017 and amended April 23, 2018. Under his employment agreement, Mr. Barnhart is eligible to receive a base salary of $475,000 per year (which amount is subject to adjustment from time to time), plus an additional $10,000 per month based on his retention letter agreement, discussed above, and a target bonus of 100% of base salary, subject to certain performance criteria to be established by the Board of Directors. Additionally, his employment agreement provided that to the extent the bonus paid to Mr. Barnhart under the 2018 Management Bonus Plan with respect to the Company’s 2018 fiscal year was less than 50% of his annual earned base salary for the fiscal year (prorated for the period of time employed during such year), the Company was required to make, and did so make, a payment to Mr. Barnhart so that the amount of bonus paid to Mr. Barnhart for the 2018 fiscal year equaled 50% of his prorated base salary for 2018. If Mr. Barnhart’s employment is terminated without cause, or he resigns for good reason, other than in connection with a change in control of the Company, then he will receive, with certain exceptions, an additional 12 months of vesting credit under his outstanding equity awards, had each applicable award been structured to vest in successive equal monthly installments over the vesting schedule for that award, provided, however, that any PSUs will be subject to the vesting acceleration provisions set forth in the applicable PSU award agreement. The employment agreement also provides that if Mr. Barnhart’s employment is terminated without cause, or he resigns for good reason, in connection with a change in control or the execution of a definitive agreement for a change in control, then, with certain exceptions, his outstanding equity awards will vest in full (other than any PSUs which will be subject to the vesting acceleration provisions set forth in the applicable PSU award agreement). If Mr. Barnhart’s employment is terminated without cause, or he resigns for good reason (whether or not in connection with a change in control), then he will be entitled to a separation payment, payable in 12 equal monthly installments (or in a lump sum in the case of a change in control separation), equal to the sum of (i) his then-current annual base salary and (ii) his target bonus for the fiscal year of termination. Mr. Barnhart will also be entitled to any earned but unpaid bonus for the fiscal year preceding his termination, as well as be eligible to receive, for a period of 12 months following the date of termination, reimbursement for COBRA health care continuation coverage expenses. If Mr. Barnhart’s employment is terminated due to his death or disability, then he (or his estate or beneficiaries) will receive, with certain exceptions, an additional 12 months of vesting credit under his outstanding equity awards as if each applicable award had been structured to vest in successive equal monthly installments over the vesting schedule for that award. In addition, the employment agreement provides that Mr. Barnhart will receive a grant, which shall be made effective as of the third trading day after the Company announces its strategic plan to the public, of (i) 25,000 RSUs, (ii) 40,000 PSUs (with 20,000 units based upon Company revenue and 20,000 units based upon Company Adjusted EBITDA or similar targets) and (iii) 125,000 options. The RSUs and options vest at the rate of 25% on each of the first four anniversaries of the date of grant. The PSUs vest on the third anniversary of the date of grant (subject to achievement of the applicable target). The employment agreement also required Mr. Barnhart to enter into customary confidentiality and non-competition agreements.

Mr. Barnhart is party to a retention letter agreement which, among other things, provides for cash awards in the event of certain transaction events (including a change in control) or certain involuntary terminations. Please refer to “Compensation Discussion and Analysis—2018 Compensation Actions—Retention Letter Agreements” for a more detailed discussion of these benefits.

Brian S. Cooper. Mr. Cooper served as Interim Chief Financial Officer pursuant to a supplemental staffing services agreement between FTD, Inc., a subsidiary of the Company, and Tatum. Mr. Cooper remained an employee of

Tatum during the time he served as Interim Chief Financial Officer. The Company paid Tatum a weekly fee of $13,500 plus actual out-of-town expenses. Mr. Cooper did not participate in any Company employee benefit plans or receive any salary, bonus, equity awards or other compensation or benefits directly from the Company in connection with his service as Interim Chief Financial Officer.

Rhys J. Hughes. Mr. Hughes is party to a service agreement with Interflora Holdings Limited (“Interflora Holdings”), dated as of February 8, 2005 and amended July 31, 2006, September 6, 2006, October 13, 2008, December 24, 2009, May 31, 2012, May 23, 2014, June 30, 2016, October 1, 2016 and December 21, 2016. Under his service agreement, Mr. Hughes is eligible to receive a base salary of £192,268 per year (which amount has since been adjusted and is subject to further adjustment from time to time) and a target bonus of 100% of base salary, subject to certain performance criteria to be established by the Board of Directors. The service agreement commenced on February 8, 2005 and will continue until terminated by Interflora Holdings Limited with not less than twelve (12) months prior written notice or by Mr. Hughes with not less than six (6) months prior written notice. Interflora Holdings reserves the right to terminate Mr. Hughes without any notice or on notice less than that required by his service agreement, provided that Interflora Holdings pays Mr. Hughes a sum equal to, but no more than, his annual base salary in respect of that part of the period of notice which Interflora Holdings did not give to Mr. Hughes less any appropriate tax and other statutory deductions. The service agreement also contains customary confidentiality and non-competition agreements.

Mr. Hughes is party to a retention letter agreement which, among other things, provides for cash awards in the event of certain transaction events (including a change in control) or certain involuntary terminations. Please refer to “Compensation Discussion and Analysis—2018 Compensation Actions—Retention Letter Agreements” for a more detailed discussion of these benefits.

Tom D. Moeller. Mr. Moeller is party to an employment agreement with Florists’ Transworld Delivery, Inc., a wholly owned subsidiary of the Company, dated as of March 27, 2010 and amended February 26, 2016, December 12, 2016 and April 23, 2018. Under his employment agreement, Mr. Moeller is eligible to receive a base salary of $350,000 per year (which amount has since been adjusted and is subject to further adjustment from time to time) and a target bonus of 100% of base salary, subject to certain performance criteria to be established by Florists’ Transworld Delivery, Inc. The employment agreement provided for an initial two-year term, with automatic renewal for additional successive one-year terms, subject to Florists’ Transworld Delivery, Inc.’s right to terminate upon notice of non-renewal at least 90 days prior to the expiration of the then-current term. The employment agreement provides that a notice of non-renewal from Florists’ Transworld Delivery, Inc. will be construed as a termination “without cause” and will trigger the severance provisions described below. If Mr. Moeller’s employment is terminated without cause, or he resigns for good reason, other than in connection with a change in control of the Company, then he will receive, with certain exceptions, an additional 12 months of vesting credit under his outstanding equity awards, calculated as if each applicable award vested on a monthly basis, provided, however, that in the event of conflict between the vesting acceleration provisions of his employment agreement and the vesting acceleration provisions of any PSU award, the terms of the PSU award will prevail. The employment agreement also provides that if Mr. Moeller’s employment is terminated without cause, or he resigns for good reason, in connection with, or within 12 months after, a change in control of the Company or the execution of a definitive agreement for a change in control, then he will receive either an additional 12 months of vesting credit under his outstanding equity awards or, if greater, an additional period of service equal in duration to the actual period served between the date of the commencement of vesting for the applicable award and the date of termination, in either case calculated as if such awards vested on a monthly basis. If Mr. Moeller’s employment is terminated without cause, or he resigns for good reason (whether or not in connection with a change in control), then he will be entitled to a separation payment equal to the sum of (i) his then-current annual base salary, (ii) the lesser of (a) 100% of his then-current annual base salary and (b) the most recent annual bonus paid to him for a full fiscal year and (iii) a prorated portion of the lesser of (a) 100% of his then-current annual base salary and (b) the most recent annual bonus paid to him for a full fiscal year. Mr. Moeller will also be entitled to any earned but unpaid bonus for the fiscal year preceding his termination. If Mr. Moeller’s employment is terminated due to his death or disability, then he (or his estate or beneficiaries) will receive, with certain exceptions, an additional 12 months of vesting credit under his outstanding equity awards, calculated as if each applicable award vested on a monthly basis. In addition, the employment agreement provides that Mr. Moeller was to receive a grant, which was effective as of the 15th day of the second month of the calendar quarter coinciding with the date of the employment agreement, of 65,000 RSUs, which vested at the rate of 25% on each of the first four anniversaries of the date of grant, all of which have now fully vested. The employment agreement also required Mr. Moeller to enter into customary confidentiality and non-competition agreements.

Mr. Moeller is party to a retention letter agreement which, among other things, provides for cash awards in the event of certain transaction events (including a change in control) or certain involuntary terminations. Please refer to “Compensation Discussion and Analysis—2018 Compensation Actions—Retention Letter Agreements” for a more detailed discussion of these benefits.

Joseph R. Topper, Jr. Mr. Topper was not party to an employment agreement during 2018. Mr. Topper entered into an employment agreement with the Company on January 22, 2019. For more information on Mr. Topper’s employment agreement, see “Compensation Discussion and Analysis—Certain 2019 Compensation Actions—Additional Employment Agreements” above.

Mr. Topper is party to a retention letter agreement which, among other things, provides for cash awards in the event of certain transaction events (including a change in control) or certain involuntary terminations. Please refer to “Compensation Discussion and Analysis—2018 Compensation Actions—Retention Letter Agreements” for a more detailed discussion of these benefits.

Simha Kumar. Prior to his departure from the Company on July 18, 2018, Mr. Kumar was party to an employment agreement with the Company. This agreement provided for a base salary of $500,000 per year (which amount was subsequently adjusted) and an annual bonus of 100% of base salary, subject to certain performance criteria established by the Board of Directors. Had Mr. Kumar’s employment been terminated without cause, or had he resigned for good reason, other than in connection with a change in control of the Company, then he would have received an additional 12 months of vesting credit under his outstanding equity awards had each applicable award been structured to vest in equal monthly installments over the vesting schedule for that award, provided, however, that in the event of conflict between the vesting acceleration provisions of his employment agreement and the vesting acceleration provisions of any PSU award, the terms of the PSU award would have prevailed. The employment agreement also provided that if Mr. Kumar’s employment had been terminated without cause, or had he resigned for good reason, in connection with a change in control or the execution of a definitive agreement for a change in control, then his outstanding equity awards would have vested in full. If Mr. Kumar’s employment had been terminated without cause, or had he resigned for good reason (whether or not in connection with a change in control), then he would have been entitled to a separation payment equal to the sum of (i) his then-current annual base salary and (ii) his target bonus for the year of termination. Mr. Kumar would also have been entitled to any earned but unpaid bonus for the fiscal year preceding his termination, as well as eligibility to receive, for a period of 12 months following the date of termination, reimbursement for COBRA health care continuation coverage expenses. If Mr. Kumar’s employment had been terminated due to his death or disability, then he (or his estate or beneficiaries) would have been entitled to receive an additional 12 months of vesting credit under his outstanding equity awards had each applicable award been structured to vest in equal monthly installments over the vesting schedule for that award. The employment agreement also required Mr. Kumar to enter into customary confidentiality and non-competition agreements.

In accordance with his employment agreement, Mr. Kumar was entitled to certain severance benefits in connection with his departure from the Company, including (i) a cash severance payment equal to the sum of (A) his then-current annual salary and (B) his target bonus for 2018, (ii) reimbursement for 12 months of COBRA coverage for Mr. Kumar and his spouse and dependents, and (iii) accelerated vesting of certain of his outstanding equity awards, subject in each case to his compliance with certain covenants in the employment agreement. For more information about Mr. Kumar’s severance benefits, see “—Summary Compensation Table” above.

Jeffrey D. T. Severts. Prior to his departure from the Company on August 30, 2018, Mr. Severts was party to an employment agreement with the Company. The agreement provided for a base salary of $420,000 per year (which amount was subsequently adjusted) and an annual bonus of 100% of base salary, subject to certain performance criteria established by the Board of Directors. Had Mr. Severts’ employment been terminated without cause, or had he resigned for good reason, other than in connection with a change in control of the Company, then he would have received an additional 12 months of vesting credit under his outstanding equity awards had each applicable award been structured to vest in equal monthly installments over the vesting schedule for that award, provided, however, that in the event of any conflict between the vesting acceleration provisions of his employment agreement and the vesting acceleration provisions of any PSU award, the terms of the PSU award would have prevailed. The employment agreement also provided that if Mr. Severts’ employment had been terminated without cause, or had he resigned for good reason, in connection with a change in control or the execution of a definitive agreement for a change in control, then his outstanding equity awards would have vested in full. If Mr. Severts’ employment had been terminated without cause, or had he resigned for good reason (whether or not in connection with a change in control), then he would have been entitled to a separation payment equal to the sum of (i) his then-current annual base salary and (ii) his target bonus for the year of termination. Mr. Severts would also have been entitled to any earned but unpaid bonus for the fiscal year preceding his termination, as well as eligibility to receive, for a period of 12 months following the date of termination, reimbursement for COBRA health care continuation coverage expenses. If Mr. Severts’ employment had been terminated due to his death or disability, then he (or his estate or beneficiaries) would have been entitled to receive an additional 12 months of vesting credit under his outstanding equity awards had each applicable award been structured to vest in equal monthly installments over the vesting schedule for that award. The employment agreement also required Mr. Severts to enter into customary confidentiality and non-competition agreements.

In accordance with his employment agreement, Mr. Severts was entitled to certain severance benefits in connection with his departure from the Company, including (i) a cash severance payment equal to the sum of (A) his then-current annual salary and (B) his target bonus for 2018, (ii) reimbursement for 12 months of COBRA coverage for Mr. Severts and his spouse and dependents, and (iii) accelerated vesting of certain of his outstanding equity awards, subject in each case to his compliance with certain covenants in the employment agreement. For more information about Mr. Severts’ severance benefits, see “—Summary Compensation Table” above.

Equity Acceleration

Prior to June 2015, we made equity awards to our named executive officers under the FTD Companies, Inc. Amended and Restated 2013 Incentive Compensation Plan (the “Prior Incentive Plan”). In June 2015, stockholders approved an amendment and restatement of the Prior Incentive Plan (as so amended, the “2015 Plan”). Under the 2015 Plan, the provisions with respect to the acceleration of awards in the event of a change in control of us were simplified to provide for “double trigger” equity acceleration so that, in general, an award under the 2015 Plan could provide for accelerated vesting in the event of a change in control only where either (1) within a specified period following the change in control the holder of the award is involuntarily terminated for reasons other than for “cause” (as defined in the 2015 Plan or the applicable award agreement) or terminates his or her employment for “good reason” (as defined in the applicable award agreement), or (2) the award is not assumed, continued or converted into replacement awards in a manner described in the award agreement, in each case as further described in the 2015 Plan. Under the Prior Incentive Plan, all outstanding options and RSUs will immediately vest upon a change in control, to the extent they are not assumed or otherwise continued in effect by the successor entity or replaced with an incentive compensation program that preserves the intrinsic value of the award at that time and provides for the subsequent vesting and concurrent payout of that value in accordance with the pre-existing vesting schedules for those awards. In June 2017, the stockholders approved the FTD Companies, Inc. Third Amended and Restated 2013 Incentive Compensation Plan (the “2017 Plan”), which amended and restated in its entirety the 2015 Plan. Among other things, the 2017 Plan included revisions to provide the plan administrator with flexibility to take certain actions with respect to outstanding awards in the event of a change in control. In June 2018, stockholders approved an amendment to the 2017 Plan (as amended, the “Plan”) to increase the number of shares of common stock available for awards under the Plan and to revise certain other provisions. The Plan generally provides that, in the event of a change in control, unless otherwise provided in an award agreement or as provided by the plan administrator at the time of grant, the plan administrator generally may continue or accelerate the vesting and/or exercisability of awards, waive or modify performance or other conditions related to the payment or other rights under awards, cancel and cash out awards, or make such other modifications or adjustments as the plan administrator deems appropriate to maintain and protect the rights and interests of holders of such awards upon or following the change in control. The plan administrator need not take the same action or actions with respect to all awards, or portions thereof, with respect to all holders of awards. Further, the plan administrator may take different actions with respect to the vested and unvested portions of awards.

2018 Named Executive Officer Departures

Walden Departure

In connection with his separation from the Company, Mr. Walden became entitled to certain severance payments pursuant to his employment agreement, which are detailed above under “—Summary Compensation Table.” The value of the cash severance payment to which Mr. Walden was entitled is included in the “All Other Compensation” column of, and is detailed in Note 17 to, the Summary Compensation Table. The value of any accelerated equity awards is further detailed in Note 17 to the Summary Compensation Table. For further information regarding Mr. Walden’s severance payments, see “—Employment Agreements—John C. Walden” above.

Kumar Departure

In connection with his separation from the Company, Mr. Kumar became entitled to certain severance payments pursuant to his employment agreement, which are detailed above under “—Summary Compensation Table.” The value of the cash severance payment to which Mr. Kumar was entitled is included in the “All Other Compensation” column of, and is detailed in Note 17 to, the Summary Compensation Table. The value of any accelerated equity awards is further detailed in Note 17 to the Summary Compensation Table. For further information regarding Mr. Kumar’s severance payments, see “—Employment Agreements—Simha Kumar” above.

Severts Departure

In connection with his separation from the Company, Mr. Severts became entitled to certain severance payments pursuant to his employment agreement, which are detailed above under “—Summary Compensation Table.” The value of the cash severance payment to which Mr. Severts was entitled is included in the “All Other Compensation” column of, and is detailed in Note 17 to, the Summary Compensation Table. The value of any accelerated equity awards is further detailed in Note 17 to the Summary Compensation Table. For further information regarding Mr. Severts’ severance payments, see “—Employment Agreements— Jeffrey D. T. Severts” above.

Cooper Departure

Pursuant to the Company’s supplemental staffing services agreement with Tatum, Mr. Cooper was not entitled to any termination payments.

Estimated Payments

Termination: The tables below reflect the amount of compensation which is vested and also which would be paid to each of our named executive officers, except for Messrs. Walden, Cooper, Kumar and Severts, assuming the various termination events occurred on December 31, 2018. The amounts included in the tables are estimates of the present value of the amounts that would be payable to the executive officer upon various types of termination of employment. The actual amounts to be paid upon a termination cannot be determined until the event occurs. The amounts included for Mr. Topper do not take into consideration the employment agreement entered into on January 22, 2019 as such employment agreement was entered into after December 31, 2018. The acceleration of all equity awards is calculated based on the closing price of our common stock on December 31, 2018, which was $1.48 per share.

	Termination Without Cause or Upon Resignation for Good Reason in the Absence of a Change in Control
Name	Cash Payments(1)	Value of Benefits(2)	Accelerated Equity Awards(3)	Total
Scott D. Levin	$4,338,000	$22,399	$1,175,755	$5,536,154
Steven D. Barnhart	$1,615,425	$21,524	$85,069	$1,722,018
Rhys J. Hughes	$664,378	—	—	$664,378
Tom D. Moeller	$1,023,253	—	$101,360	$1,124,613
Joseph R. Topper, Jr.	$665,425	—	—	$665,425

(1)                                 Includes cash payments based on annual salary and bonus as well as the monthly salary cash opportunity, if applicable, cash retention bonus opportunity and cash transaction bonus opportunity to be awarded pursuant to the respective Continuing NEO’s retention letter agreement.

(2)                                 Represents payment of medical, dental and vision insurance premiums and other benefits for the named executive officer and his dependents for a period of 12 months.

(3)                                 Includes accelerated vesting of RSUs, where applicable. For further information regarding the acceleration treatment of RSUs, see “—Employment Agreements.” For Mr. Hughes and Mr. Topper, any outstanding RSUs would be immediately canceled pursuant to their respective RSU award agreements. All outstanding unvested PSUs would be immediately canceled pursuant to the respective PSU award agreement. Options would vest pursuant to the respective employment agreement or option award agreement; however, as the exercise prices exceeded the December 31, 2018 stock price, any vested options would have had no value at that date, though they would have been subject to an extended exercise period of the earlier of (i) 12 months, for Mr. Levin, or three months, for all other Continuing NEOs, following the termination date; or (ii) the original expiration date set forth in the applicable option award agreement.

	Termination Without Cause or Upon Resignation for Good Reason in Connection With a Change in Control
Name	Cash Payments(1)	Value of Benefits(2)	Accelerated Equity Awards(3)	Total
Scott D. Levin	$4,485,000	$22,399	$1,229,245	$5,736,644
Steven D. Barnhart	$1,015,425	$21,524	$355,200	$1,392,149
Rhys J. Hughes	$264,378	—	$151,144	$415,522
Tom D. Moeller	$623,253	—	$144,854	$768,107
Joseph R. Topper, Jr.	$65,425	—	$143,374	$208,799

(1)                                 Includes cash payments based on annual salary and bonus, as well as the monthly salary cash opportunity, if applicable, awarded pursuant to the respective named executive officer’s retention letter agreement. Excludes the cash retention bonus opportunity and cash transaction bonus opportunity, to be awarded pursuant to the respective Continuing NEO’s retention letter agreement, included in the “Cash Payments” column of the “Termination Without Cause or Upon Resignation for Good

Reason in the Absence of a Change in Control” table above, as such payments would be earned based on the change in control transaction regardless of whether the named executive officer was terminated for cause or resigned for good reason in connection with the change in control. The total amount of the referenced cash retention bonus opportunity and cash transaction bonus opportunity for each Continuing NEO is as follows: Mr. Levin, $750,000; Messrs. Barnhart and Topper, $600,000; and Messrs. Hughes and Moeller, $400,000.

(2)                                 Represents payment of medical, dental and vision insurance premiums and or other benefits for the named executive officer and his dependents for a period of 12 months.

(3)                                 Includes accelerated vesting of RSUs and PSUs. RSUs would vest according to the applicable employment agreement or RSU award agreement. Pursuant to their RSU award agreements, in the case of Messrs. Hughes and Topper, all outstanding unvested RSUs would immediately vest in an amount equal to the greater of (i) twenty-five percent (25%) of the total number of RSUs subject to the applicable award and (ii) the additional number of RSUs that would have been vested at the time of such involuntary termination if (A) Mr. Hughes or Mr. Topper, as the case may be, had completed an additional period of service equal in duration to the actual period of service completed between the date of the applicable award and the date of such involuntary termination and (B) the RSUs subject to such award had vested in a series of successive equal monthly installments over the duration of the normal vesting schedule. All outstanding unvested PSUs would immediately vest at target, and such PSUs would settle pursuant to the respective PSU award agreement. For further information regarding the acceleration treatment of RSUs and PSUs, see “—Employment Agreements.” Options would vest pursuant to the respective employment agreement or option award agreement; however, as the exercise prices exceeded the December 31, 2018 stock price, any vested options would have had no value at that date, though they would have been subject to an extended exercise period of the earlier of (i) 12 months following the termination date; or (ii) the original expiration date set forth in the applicable option award agreement.

Director Compensation

Cash Retainer Fees.

Our non-employee directors earn annual retainer fees of $66,000 for service as a member of the Board of Directors; an additional $90,000 for service as the Chairman of the Board of Directors; $39,000, $33,000 and $19,200 for service as the Chairman of the Audit, Compensation and Nominating and Corporate Governance Committees, respectively; $18,000 for service as a non-chair member of the Audit Committee; $15,000 for service as a non-chair member of the Compensation Committee; and $9,600 for service as a non-chair member of the Nominating and Corporate Governance Committee. Since April 1, 2017, our non-employee directors have not earned additional fees for meeting attendance.

FTD reimburses non-employee directors for travel to/from Board of Directors or Committee meetings.

Equity Awards.

Our non-employee directors may receive option grants, restricted stock or RSU awards and other equity incentives in connection with their service on the Board of Directors.

On June 5, 2018, the Board of Directors made an RSU award with a grant date fair value of $126,000 to each of our non-employee directors other than Mr. Berglass. The number of shares of our common stock subject to each such RSU award was determined by dividing $126,000 by the $5.64 fair market value per share of our common stock on the effective date of the award. As a result, our non-employee directors other than Mr. Berglass each received an RSU award covering 22,340 shares of our common stock. The shares subject to these units vest and become issuable upon the non-employee director’s continued service on the Board of Directors through June 1, 2019.

On June 5, 2018, the Board of Directors made an RSU award with a grant date fair value of $162,000 to non-employee director Robert Berglass, who serves as the Chairman of our Board of Directors. The number of shares of our common stock subject to such RSU award was determined by dividing $162,000 by the $5.64 fair market value per share of our common stock on the effective date of the award. As a result, Mr. Berglass received an RSU award covering 28,723 shares of our common stock. The shares subject to these units vest and become issuable upon Mr. Berglass’ continued service on the Board of Directors through June 1, 2019.

Equity Retention Requirement.

Each non-employee director is required to establish a meaningful equity ownership interest in the Company. Non-employee directors are expected to own a number of shares of the Company’s common stock (including unvested RSUs) having a value equal to five times the annual cash retainer payable to non-employee directors (exclusive of any additional amounts payable with respect to committee membership or service as a chair of the Board of Directors or a committee thereof). In general, non-employee directors have five years from their initial election or appointment to the Board of Directors to establish this level of ownership.

Director Summary Compensation Table

The following table provides certain summary information concerning the compensation earned by our non-employee directors for the year ended December 31, 2018.

Name(1)(2)	Fees Earned in Cash(3)	Stock Awards(4)(5)	Total
Mir Aamir	$38,500	$125,998	$164,498
James T. Armstrong	$103,200	$125,998	$229,198
Tracey L. Belcourt	$75,600	$125,998	$201,598
Robert Berglass	$207,000	$161,998	$368,998
Candace H. Duncan	$84,000	$125,998	$209,998
Sue Ann R. Hamilton	$75,600	$125,998	$201,598
Joseph W. Harch	$120,000	$125,998	$245,998
Dennis Holt(6)	$33,750	—	$33,750
Robin S. Hickenlooper	$81,000	$125,998	$206,998
Christopher W. Shean	$66,000	$125,998	$191,998

(1)                                 Mr. Levin, our President, Chief Executive Officer and Secretary, is not included in this table because he is an FTD employee and does not earn any additional compensation for his services as a director. The compensation earned by Mr. Levin as an FTD employee is shown in the Summary Compensation Table.

(2)                                 Mr. Walden, our former President and Chief Executive Officer stepped down from such positions and from the Board of Directors on July 18, 2018. Mr. Walden is not included in this table because while he served on the Board of Directors during 2018, he was an FTD employee and did not earn any additional compensation for his services as a director. The compensation earned by Mr. Walden as an FTD employee is shown in the Summary Compensation Table.

(3)                                 Fees earned in cash for the year ended December 31, 2018 consisted of the following:

Name	Board Annual Retainer Fee	Fees Earned as Chair or Member of One or More Board Committees	Fees Earned in Cash
Mir Aamir	$38,500	—	$38,500
James T. Armstrong	$66,000	$37,200	$103,200
Tracey L. Belcourt	$66,000	$9,600	$75,600
Robert Berglass	$156,000	$51,000	$207,000
Candace H. Duncan	$66,000	$18,000	$84,000
Sue Ann R. Hamilton	$66,000	$9,600	$75,600
Joseph W. Harch	$66,000	$54,000	$120,000
Dennis Holt(6)	$27,500	$6,250	$33,750
Robin S. Hickenlooper	$66,000	$15,000	$81,000
Christopher W. Shean	$66,000	—	$66,000

(4)                                 On June 5, 2018, each of our current non-employee directors other than Mr. Berglass was awarded RSUs covering 22,340 shares of our common stock. On June 5, 2018, Mr. Berglass was awarded RSUs covering 28,723 shares of our common stock. The amount reported in this column represents the grant date fair value of each such RSU award, calculated in accordance with Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”), and does not take into account any estimated forfeitures related to the service-based vesting condition in effect for the award. For information regarding assumptions underlying the ASC 718 valuation of our equity awards, see Note 10 to our audited consolidated financial statements for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10-K for that period.

(5)                                 The following table shows the number of shares of our common stock subject to the outstanding RSUs and stock options which each of our non-employee directors for 2018 held as of December 31, 2018:

Name	Aggregate Number of Shares Subject to RSUs	Aggregate Number of Shares Subject to Options
Mir Aamir	22,340	—
James T. Armstrong	22,340	—
Tracey L. Belcourt	22,340	—
Robert Berglass	28,723	—
Candace H. Duncan	22,340	—
Sue Ann R. Hamilton	22,340	—
Joseph W. Harch	22,340	—
Robin S. Hickenlooper	22,340	—
Dennis Holt(a)	—	—
Christopher W. Shean	22,340	—

(a)                                       Mr. Holt did not stand for re-election at the 2018 annual meeting of stockholders. Therefore, the information above reflects his service on the Board of Directors through June 5, 2018.

Executive Pay Ratio

The pay ratio information is provided pursuant to Item 402(u) of Regulation S-K. We note that, due to our permitted use of reasonable estimates and assumptions in preparing this pay ratio disclosure, the disclosure may involve a degree of imprecision, and thus this pay ratio disclosure is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions described below. The pay ratio was not used to make management decisions and the Board of Directors does not use this pay ratio to make executive compensation decisions.

To determine the median employee in 2018, we evaluated the year to date base salary, overtime and bonus compensation (other than bonuses under our Management Incentive Plan, which were not widely distributed) earned by our full-time, part-time and temporary employees (other than our Chief Executive Officer) that were employed by us on October 1, 2018. We adjusted the compensation of permanent employees who were not employed for the full nine month period to reflect the estimated compensation they would have earned had those permanent employees been employed for the full nine month period, as permitted by the applicable SEC rules. In calculating the compensation used to identify the median employee, the Company used Indian Rupee to U.S. Dollar and Pound Sterling to U.S. Dollar exchange rates as of September 30, 2018; the Company did not make any cost-of-living adjustments for the employees included in the compensation evaluation.

For the year ended December 31, 2018, the total compensation for our CEO, Mr. Levin, was $3,200,094 as reported in the Summary Compensation Table above, which amount includes base salary, equity award grants, health benefits and 401(k) contributions.  Mr. Levin was already an employee of FTD at the time of his appointment to interim CEO effective July 18, 2018 and CEO effective November 2, 2018.  As such, to determine his total compensation for purposes of this pay ratio, we annualized his base salary as CEO and added that base salary to the remainder of the disclosed values in the Summary Compensation Table to arrive at a value of $3,474,130, used for the ratio of annual total compensation for our CEO to the annual total compensation for our median employee. Mr. Levin’s base salary was increased to $897,000 upon appointment to CEO, the value of which is included in the Summary Compensation Table for the pro rata portion of the year in which he was CEO. For information regarding the amounts granted to Mr. Levin during 2018, including his base salary, see the Summary Compensation Table above.

Our median employee’s annual total compensation for 2018 was $47,559. As a result, we estimate that Mr. Levin’s annual total compensation was approximately 73 times that of our median employee. Given Mr. Levin was appointed as CEO in July 2018, and as such, did not receive equity grants commensurate with the CEO position in 2018 but rather his prior position of Executive Vice President, General Counsel and Secretary, we anticipate the ratio of his compensation to that of our median employee could increase in the next disclosure cycle associated with any future filings.

Compensation Committee Interlocks and Insider Participation

Messrs. Berglass and Harch and Ms. Hickenlooper serve as members of the Compensation Committee. Mr. Holt served on the Compensation Committee prior to his departure from the Board of Directors at the expiry of his term at the 2018 annual meeting of stockholders.  None of the foregoing current or former Compensation Committee members was employed by us at any time during 2018, and none has ever served or acted as one of our officers or employees or had any relationships requiring disclosure by the company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions.

None of our current executive officers has ever served as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any other entity (other than our subsidiaries) that has or has had one or more of its executive officers serve as a member of our Board of Directors or our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2018 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)(2)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(A))
Equity Compensation Plans Approved by Stockholders	6,016,526	$20.07	5,200,712	(4)(5)
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	6,016,526		5,200,712

(1)                                 This column reflects the aggregate number of shares of our common stock to be issued upon the exercise of options (1,716,098 options) and shares underlying RSUs and PSUs (3,575,236 shares underlying RSUs; 725,192 shares underlying PSUs) outstanding as of December 31, 2018. The PSUs represent the maximum number of shares to be awarded assuming maximum performance is achieved, and accordingly, may overstate expected dilution.

(2)                                 Excludes purchase rights outstanding under the 2015 ESPP.

(3)                                 The calculation in this column does not include RSUs or PSUs because the shares underlying the RSUs and PSUs will be issued at the time the RSUs and PSUs vest without any cash consideration payable for those shares.

(4)                                 As of December 31, 2018, 5,101,585 shares of our common stock remained available for issuance under the Plan. The shares available for issuance under the Plan may be issued upon the exercise of stock options or Stock Appreciation Rights granted under such plan, or those shares may be issued through direct stock issuances or pursuant to restricted stock awards, RSUs or performance shares or units that vest upon the attainment of prescribed performance milestones or the completion of designated service periods. Shares may also be issued as a bonus for services rendered to us, without any cash payment required from the recipient.

(5)                                 As of December 31, 2018, 99,127 shares of our common stock remained subject to a right of purchase under the 2015 ESPP. Under the 2015 ESPP, each eligible employee may purchase up to 1,001 shares of our common stock at semi-annual intervals on the last business day of June and December each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of common stock on the start date of the particular offering period in which the employee enrolls or (ii) the closing selling price per share on the purchase date.

OWNERSHIP OF SECURITIES

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of April 24, 2019 (or, if applicable, based upon statements on Schedule 13D or 13G following such date and prior to the filing of this Amendment) by (i) each person who, to our knowledge, beneficially owns 5% or more of the outstanding shares of our common stock, (ii) each of our directors and nominees for director, (iii) each named executive officer and (iv) all current directors, nominees and executive officers as a group. Except for shares of our common stock held in brokerage accounts that may, from time to time, together with other securities held in those accounts, serve as collateral for margin loans made from such accounts, none of the shares reported as beneficially owned by our directors or executive officers are currently pledged as security for any outstanding loan or indebtedness.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficial Ownership(1)
5% Stockholders:
Qurate Retail, Inc.(2)	10,203,010	36.0%
Nantahala Capital Management, LLC(3)	3,710,763	13.1%
Dimensional Fund Advisors LP(4)	2,188,373	7.7%
Mauricio Jaramillo(5)	1,439,018	5.1%

Directors, Nominees and Named Executive Officers:
Scott D. Levin(6)	277,807	*
Mir Aamir(7)	22,340	*
James T. Armstrong(8)	46,425	*
Steven D. Barnhart(9)	197,837	*
Tracey L. Belcourt(7)	43,187	*
Robert Berglass(10)	64,743	*
Brian S. Cooper(11)	—	*
Candace H. Duncan(7)	39,766	*
Sue Ann R. Hamilton(7)	39,766	*
Joseph W. Harch(7)	44,082	*
Robin S. Hickenlooper(7)	39,766	*
Rhys J. Hughes(12)	278,741	*
Simha Kumar(11)	16,563	*
Tom D. Moeller(6)	287,059	1.0%
Jeffrey D. T. Severts(11)	17,728	*
Christopher W. Shean(7)	53,818	*
Joseph R. Topper, Jr.(13)	122,729	*
John C. Walden(11)	166,791	*
All current directors, nominees and executive officers as a group (18 persons)(14)	1,759,148	6.2%

*                                         Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)                                 Based on 28,322,635 shares of our common stock outstanding on April 24, 2019. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options that are currently exercisable or will become exercisable within 60 days after April 24, 2019 and shares issuable within 60 days after April 24, 2019 pursuant to outstanding RSU awards are deemed outstanding for computing the percentage ownership of the person or entity holding such securities but are not outstanding for computing the percentage ownership of any other person or entity. Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge the persons named in the table above have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each person is our address at 3113 Woodcreek Drive, Downers Grove, Illinois 60515.

(2)                                 This information is derived solely from Amendment No. 2 to Schedule 13D of Qurate Retail, Inc., formerly known as Liberty Interactive Corporation, filed March 16, 2018. According to the Schedule 13D, Qurate Retail, Inc. had sole voting power and sole dispositive power with respect to all of the reported shares. The address for Qurate Retail, Inc. is 12300 Liberty Boulevard, Englewood, Colorado 80112.

(3)                                 This information is derived solely from Schedule 13G of Nantahala Capital Management, LLC, Wilmot B. Harkey and Daniel Mack filed February 14, 2019. Mr. Harkey and Mr. Mack are the managing members of

Nantahala Capital Management, LLC. According to the Schedule 13G, Nantahala Capital Management, LLC holds shared voting and dispositive power with Mr. Harkey and Mr. Mack with respect to all of the reported shares. Mr. Harkey and Mr. Mack may, under applicable regulatory definitions, be deemed to beneficially own all of the reported shares. The address for each of Nantahala Capital Management, LLC, Mr. Harkey and Mr. Mack is 19 Old Kings Highway S, Suite 200, Darien, Connecticut 06820.

(4)                                 This information is derived solely from Amendment No. 5 to Schedule 13G of Dimensional Fund Advisors LP, filed February 8, 2019. According to the Schedule 13G, Dimensional Fund Advisors LP had sole voting power with respect to 2,077,390 of the reported shares and sole dispositive power with respect to all of the reported shares. The address for Dimensional Fund Advisors LP is Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(5)                                 This information is derived solely from the Schedule 13G of Terra Flowers, LLC, Herbert Jordan and Mauricio Jaramillo filed April 29, 2019. According to the Schedule 13G, Mr. Jaramillo holds shared voting and dispositive power with Terra Flowers, LLC and Mr. Jordan with respect to 1,099,280 shares and sole voting and dispositive power with respect to 339,738 shares. The address for each of Terra Flowers, LLC, Mr. Jaramillo and Mr. Jordan is 800 NW 62 Avenue, Suite 510, Miami, Florida 33126.

(6)                                 Includes 244,945 shares of our common stock subject to options that are currently exercisable or that will become exercisable within 60 days after April 24, 2019.

(7)                                 Includes 22,340 shares of our common stock subject to RSUs that will vest and become issuable within 60 days after April 24, 2019.

(8)                                 Mr. Armstrong has shared voting and investment power over the shares of our common stock reflected in the table and disclaims beneficial interest of such shares of our common stock except to the extent of his beneficial ownership in Clearstone Venture Management Services. Includes 22,340 shares of our common stock subject to RSUs that will vest and become issuable within 60 days after April 24, 2019.

(9)                                 Includes 31,250 shares of our common stock subject to options that are currently exercisable or that will become exercisable within 60 days after April 24, 2019.

(10)                          Includes (1) 35,420 shares of our common stock held directly by Mr. Berglass and (2) 600 shares held by the 1998 Robert H. Berglass Living Trust dated July 8, 1998, over which Mr. Berglass exercises voting power, as trustee. Includes 28,723 shares of our common stock subject to RSUs that will vest and become issuable within 60 days after April 24, 2019.

(11)                          Based solely on the Company’s records and may not reflect the current beneficial ownership of the former executive.

(12)                          Includes 246,945 shares of our common stock subject to options that are currently exercisable or that will become exercisable within 60 days after April 24, 2019.

(13)                          Includes 112,945 shares of our common stock subject to options that are currently exercisable or that will become exercisable within 60 days after April 24, 2019.

(14)                          Includes 207,443 shares of our common stock subject to RSUs that will vest and become issuable within 60 days after April 24, 2019 and 881,030 shares of our common stock subject to options that are currently exercisable or that will become exercisable within 60 days after April 24, 2019.

The following table shows the number of shares of our common stock that are subject to outstanding RSUs and PSUs held by our directors and named executive officers as of April 24, 2019 but that are not otherwise scheduled to vest and become issuable within the 60 day period measured from April 24, 2019. Each RSU and PSU (assuming target performance is achieved) entitles the director or named executive officer to one share of common stock at the time of vesting. The PSUs are tied to revenue and Adjusted EBITDA performance over a three-year period and the service-based RSUs generally vest over a one to four year period of continued service with the Company.

Directors and Named Executive Officers	Aggregate Number of Shares Subject to PSUs and RSUs
Scott D. Levin	815,589
Mir Aamir	—
James T. Armstrong	—
Steven D. Barnhart	233,750
Tracey L. Belcourt	—
Robert Berglass	—
Brian S. Cooper(1)	—
Candace H. Duncan	—
Sue Ann R. Hamilton	—
Joseph W. Harch	—
Robin S. Hickenlooper	—
Rhys J. Hughes	240,089
Simha Kumar(2)	—
Tom D. Moeller	238,839
Jeffrey D. T. Severts(3)	—
Christopher W. Shean	—
Joseph R. Topper, Jr.	240,089
John C. Walden(4)	—

(1)                                 Effective January 8, 2018, Mr. Cooper stepped down from the position of Interim Chief Financial Officer.

(2)                                 Effective July 18, 2018, Mr. Kumar was no longer employed by the Company.

(3)                                 Effective August 30, 2018, Mr. Severts was no longer employed by the Company.

(4)                                 Effective July 18, 2018, Mr. Walden stepped down from the positions of President and Chief Executive Officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED-PARTY TRANSACTIONS POLICIES AND PROCEDURES

Pursuant to our Code of Ethics, without full disclosure and prior written approval, our executive officers and directors are not permitted to make any investment, accept any position or benefits, participate in any transaction or business arrangement or otherwise act in a manner that creates or appears to create a conflict of interest. Our executive officers and directors are required to make such disclosure to, and receive the prior written approval of, our General Counsel and the Chair of the Audit Committee, or such other individual or committee of the Board of Directors as may be designated by the Board of Directors with respect to any related-party transactions. A current copy of the Code of Ethics is available on our corporate website (www.ftdcompanies.com) under “Investor Relations.” In addition, each year, our directors and executive officers are required to complete Director and Officer Questionnaires that, among other things, identify any potential related-party transactions. Our Board of Directors determines, on an annual basis, which members of our Board of Directors meet the definition of an independent director as defined in the NASDAQ Marketplace Rules.

Pursuant to our Audit Committee’s written charter, our Audit Committee is charged with monitoring and reviewing issues involving potential conflicts of interest, and reviewing and approving any potential related-party transactions which could be required to be disclosed under Item 404 of Regulation S-K, unless such transactions have been approved by a comparable committee of the Board of Directors or the Board of Directors as a whole. A copy of the Audit Committee’s written charter is available on our corporate website (www.ftdcompanies.com) under “Investor Relations.” Under Item 404 of Regulation S-K, a related-party transaction is defined as any transaction or proposed transaction in which the company was or is to be a participant, the amount involved exceeds $120,000, and in which any of the following had or will have a direct or indirect material interest: the company’s directors, director nominees, executive officers, greater than five percent beneficial owners or any immediate family member of any of the foregoing. In the course of the Audit Committee’s review to approve or disapprove related-party transactions, the Audit Committee considers all of the relevant facts available, including (if applicable) but not limited to: the related party’s relationship to us; the nature of the party’s interest in the transaction; the benefits to us; the availability of other sources of comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. The Audit Committee will approve only those related-party transactions that are in, or are not inconsistent with, the best interests of our company and our stockholders.

The Audit Committee has established written procedures to address situations when approvals need to be sought between meetings. Whenever possible, proposed related-party transactions will be included as an agenda item at the next scheduled Audit Committee meeting for review and approval. However, if it would be impractical or undesirable to wait until the next scheduled Audit Committee meeting, approval will be sought from the Chair of the Audit Committee between meetings, provided the Chair or his/her immediate family member is not the related party. If a related-party transaction is approved in this manner, the action will be reported at the next Audit Committee meeting.

RELATED-PARTY TRANSACTIONS

Qurate Investor Rights Agreement

As a part of the Acquisition, we entered into the Investor Rights Agreement with Liberty Interactive Corporation, now known as Qurate. Under the terms of the Investor Rights Agreement, Qurate and its controlled affiliates are currently restricted from acquiring additional shares of our common stock if, following such acquisition, Qurate would own in excess of 40% of the total number of outstanding shares of our common stock, subject to certain exceptions. Notwithstanding these restrictions, Qurate would be permitted, subject to certain conditions, to make a non-negotiated permitted tender offer (the “Permitted Offer”) to acquire additional shares of our common stock if, (a) Qurate has negotiated in good faith with our Board of Directors for a period of at least thirty days and is unable to reach an agreement on a transaction or (b) at any time, a third party makes an unsolicited tender offer for shares of our common stock and we fail to take customary defensive actions, provided, (i) in either case, that the Permitted Offer must be an offer for all outstanding shares of our common stock and (ii) the Permitted Offer cannot close until a majority of the outstanding shares of our common stock not owned by Qurate have been tendered (the “Minimum Condition”), provided that the requirement in this clause (ii) does not apply in the event a third party makes an unsolicited tender offer for shares of our common stock.

Qurate may sell shares of our common stock, subject to our right of first refusal with respect to certain market sales, provided that in no event may Qurate sell our common stock to any person if such person would beneficially own in excess of 15% of the total outstanding shares of our common stock, subject to certain exceptions. Effective December 31, 2017, Qurate is permitted to transfer its shares of our common stock in a block sale to a single party, subject to certain limitations with respect to the transferee and our right of first offer. The Investor Rights Agreement also includes limitations on pledging, stock lending transactions and hedging by Qurate of shares of our common stock.

Pursuant to the terms of the Investor Rights Agreement, Qurate is entitled to customary demand and piggyback registration rights and, subject to certain limitations, a participation right pursuant to which Qurate may maintain its ownership percentage of our common stock.

The Investor Rights Agreement provides that, for so long as Qurate owns at least 15% of the outstanding shares of our common stock, we are required to provide advance notice to Qurate before entering into an agreement regarding a merger, consolidation, change of control or other business combination transaction. In addition, if we enter into an agreement with a third party that would result in a change of control of us, we may issue to such third party, outside of Qurate’s participation right described above, a number of shares of our common stock equal to 19.9% of the total number of shares then outstanding. However, such issuance will not dilute Qurate’s right to representation on our Board of Directors and will be excluded from the calculation of the Minimum Condition in a Permitted Offer.

Qurate was entitled to select four new directors for appointment to our Board of Directors as of the closing of the Acquisition. Effective December 31, 2014, Candace H. Duncan, Sue Ann R. Hamilton, Robin S. Hickenlooper and Christopher W. Shean were appointed to our Board of Directors. Pursuant to the Investor Rights Agreement, (a) Qurate is entitled to proportional representation on our Board of Directors based upon its ownership percentage, rounded up to the next whole number of directors, (b) we are required to use our reasonable best efforts to cause the election of each Qurate nominee at subsequent meetings of our stockholders, (c) at least half of Qurate’s nominees must be independent under applicable stock exchange listing standards, subject to Qurate’s rights to have at least two Qurate officers serving as directors, and (d) we must appoint one of Qurate’s nominees to each committee of our Board of Directors, subject to applicable stock exchange listing standards and provided that no such director may serve as chairman of the Board of Directors or chairman of a committee. In addition, for a period of five years (or six years, in the event our Board of Directors ceases to be classified or we implement majority voting for directors), and so long as (x) a Qurate-nominated director remains on the Board of Directors and (y) Qurate owns less than 50% of the outstanding shares of our common stock, Qurate will be required to vote its shares of our common stock in favor of our director nomination slate at each meeting of our stockholders at which directors are to be elected. So long as Qurate owns at least 5% of the outstanding shares of our common stock, Qurate has agreed to attend, in person or by proxy, all meetings of our stockholders so that such shares may be counted for purposes of determining a quorum at such meetings.

The foregoing description of the Investor Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Investor Rights Agreement, which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 31, 2014.

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

BOARD INDEPENDENCE

Our Board of Directors currently consists of ten members, all of whom are “independent directors” as that term is defined in Rule 5605(a)(2) of the NASDAQ Marketplace Rules, except for Mr. Levin, our President, Chief Executive Officer and Secretary. In addition, the Board of Directors previously determined that Mr. Holt, who was a member of the Board of Directors and Compensation Committee prior to his retirement from the Board of Directors at the expiration of his term at the 2018 annual meeting, was an independent director as defined in Rule 5605(a)(2) of the NASDAQ Marketplace Rules for the period in which he served on the Board of Directors. Mr. Walden, our former President and Chief Executive Officer and former member of the Board of Directors, was not an independent director as defined in Rule 5605(a)(2) of the NASDAQ Marketplace Rules during his tenure on the Board of Directors.

Our Board of Directors currently has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee.

The Audit Committee consists of Messrs. Armstrong, Berglass and Harch and Ms. Duncan. Our Board of Directors has determined that all members of the Audit Committee are independent directors as defined in Rule 5605(a)(2) of the NASDAQ Marketplace Rules and also satisfy the additional criteria for independence for Audit Committee members set forth in Rule 10A-3(b)(1) under the Exchange Act.

Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee consists of three directors, Mr. Armstrong and Mses. Belcourt and Hamilton, each of whom is an independent director as defined in Rule 5605(a)(2) of the NASDAQ Marketplace Rules.

Compensation Committee.

The Compensation Committee consists of three directors, Messrs. Berglass and Harch and Ms. Hickenlooper, each of whom is an independent director as defined in Rule 5605(a)(2) of the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP has served as our independent registered public accounting firm since 2014. The aggregate fees billed by Deloitte & Touche LLP for the professional services described below for the fiscal years ended December 31, 2018 and 2017, respectively, are set forth in the table below.

	Year Ended December 31,
	2018	2017
Audit Fees(1)	$2,004,250	$2,215,000
Audit Related Fees(2)	9,000	8,000
Tax Fees(3)	32,435	—
All Other Fees(4)	7,600	7,600
Total	$2,053,285	$2,230,600

(1)                                 For 2018 and 2017, represents fees incurred for the audit of our consolidated financial statements, as well as fees incurred for audit services that are normally provided by Deloitte & Touche LLP in connection with other statutory or regulatory filings or engagements.

(2)                                 For 2018 and 2017, represents fees incurred for assurance and related services that are normally performed by Deloitte & Touche LLP, are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

(3)                                 Represents fees primarily incurred in connection with tax compliance and consulting services.

(4)                                 For 2018 and 2017, fees for other professional services were related to accessing Deloitte & Touche LLP’s online research databases.

DETERMINATION OF INDEPENDENCE

The Audit Committee of the Board of Directors has determined that the provision by Deloitte & Touche LLP of the services covered under the heading “All Other Fees” above was compatible with maintaining Deloitte & Touche LLP’s independence for the fiscal year ended December 31, 2018.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON AUDIT SERVICES

Under its charter, the Audit Committee must pre-approve all engagements of our independent registered public accounting firm, unless an exception to such pre-approval exists under the Exchange Act or the rules of the SEC. The Audit Committee maintains a policy requiring the pre-approval of all services to be provided by our independent registered public accounting firm. The Audit Committee has delegated to its Chair the authority to evaluate and approve service engagements on behalf of the full Audit Committee in the event a need arises for specific pre-approval between Audit Committee meetings. All of the audit, audit-related, tax services and all other services provided by our independent registered public accounting firm for the 2018 fiscal year were approved by the Audit Committee in accordance with the foregoing procedures.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)                                 Exhibits

The exhibits listed in Part IV, Item 15. “Exhibits and Financial Statement Schedules” of the 2018 Form 10-K were filed or incorporated by reference as part of the 2018 Form 10-K and the exhibits listed below are filed as part of this Amendment.

Incorporated by Reference to
No.	Exhibit Description	Filed with this Amendment	Form	File No.	Date Filed	Exhibit Number (if different)
10.1	Form of Option Agreement for Domestic Employees.**	X
10.2	Form of Option Agreement for UK Employees.**	X
10.3	Form of Restricted Stock Unit Issuance Agreement for Domestic Employees.**	X
10.4	Form of Restricted Stock Unit Issuance Agreement for UK Employees.**	X
10.5	Form of Performance-Based Restricted Stock Unit Issuance Agreement for Domestic Employees.**	X
10.6	Form of Performance-Based Restricted Stock Unit Issuance Agreement for UK Employees.**	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

**           Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2019	FTD Companies, Inc. (Registrant)

	By:	/s/ Scott D. Levin
Name: Scott D. Levin
Title: President and Chief Executive Officer